Form 10-Q
period 1994-12-31
PHOENIX TECHNOLOGIES LTD
filed 1995-02-14
CIK 832767

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994
                               -----------------
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                           PHOENIX  TECHNOLOGIES  LTD.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                               04-2685985
- - - - - - ---------------------------------------   ------------------------------------
     (State or other jurisdiction of      (IRS Employer Identification Number)
     incorporation or organization)

            2770 De La Cruz Boulevard, Santa Clara, California 95050
            --------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  408/ 654-9000
                                  -------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X       NO
                                    -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, par value $.001                    13,442,994
      -----------------------------          -------------------------------
                  Class                      Number of shares Outstanding at
                                                    December 31, 1994


                           Exhibit Index is on Page 14


                                                              Page 1 of 16 pages

                           PHOENIX  TECHNOLOGIES  LTD.

                                      INDEX
                                                                        Page
                                                                        ----

PART  I.       FINANCIAL  INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               December 31, 1994 and September 30, 1994 . . . . . . . . . 3

               Consolidated Statements of Operations
               Three Months Ended December 31, 1994 and 1993. . . . . . . 4

               Consolidated Statements of Cash Flows
               Three Months Ended December 31, 1994 and 1993 . . . . . . .5

               Notes to Consolidated Financial Statements. . . . . . . . .6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .8


PART  II.      OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . 14


                                                              Page 2 of 16 pages

PART  I.  FINANCIAL  INFORMATION
Item I.        Financial Statements

                            PHOENIX TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                December 31,        September 30,
                                                                                    1994                1994
                                                                                 (unaudited)
                                                                                ------------        ------------

Assets
Current assets:
   Cash and short-term investments (see note 2)                                   $ 29,735            $ 33,889
   Accounts receivable, net of allowances of $736,000 at
    December 31, 1994 and $657,000 at September 30, 1994                            13,476              12,316
   Receivable from related party                                                        --               3,768
   Inventory (See note 3)                                                            1,074                 849
   Other current assets                                                              2,137               1,452
                                                                                  --------            --------
          Total current assets                                                      46,422              52,274
Property and equipment, net                                                          2,455               2,307
Computer software costs, net                                                         3,432               3,392
Other assets                                                                         5,420               5,262
                                                                                  --------            --------
          Total assets                                                            $ 57,729            $ 63,235
                                                                                  --------            --------
                                                                                  --------            --------

Liabilities
Current liabilities:
   Short-term borrowings                                                          $  1,231            $  1,241
   Accounts payable                                                                  2,554               3,443
   Salaries, commissions, and related items payable                                  2,349               2,462
   Relocation accrual (see note 4)                                                   1,389               1,923
   Accrued license fees and royalties                                                  424               1,214
   Income taxes payable                                                              2,559               3,993
   Other accrued liabilities                                                         3,455               4,209
   Net current liabilities of discontinued operations                                3,062               5,203
                                                                                  --------            --------
          Total current liabilities                                                 17,023              23,688
Long-term liabilities                                                                  101                 101
                                                                                  --------            --------
          Total liabilities                                                         17,124              23,789
                                                                                  --------            --------


Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
  authorized, none issued and outstanding                                               --                 --
Common stock, $.001 par value, 20,000,000 shares authorized;
  13,592,907 issued at December 31, 1994 and 13,435,077 at
  September 30, 1994                                                                    14                  13
Additional paid-in capital                                                          50,261              49,839
Retained earnings (accumulated deficit)                                             (8,274)             (9,843)
Less: treasury stock at cost, 149,913 shares                                        (1,396)               (563)
                                                                                  --------            --------
     Total stockholders' equity                                                     40,605              39,446
                                                                                  --------            --------
     Total liabilities and stockholders' equity                                   $ 57,729            $ 63,235
                                                                                  --------            --------
                                                                                  --------            --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                              Page 3 of 16 pages

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                  ----------------------------
                                                                                      1994                1993
                                                                                      ----               -----

Revenue                                                                           $ 11,119            $ 20,115
Costs of revenue                                                                       765               8,912
                                                                                  --------            --------
  Gross margin                                                                      10,354              11,203
Operating expenses
   Selling, marketing and support                                                    3,431               4,249
   General and administrative                                                        1,331               2,166
   Research and development                                                          3,862               2,465
                                                                                  --------            --------
     Total operating expenses                                                        8,624               8,880
                                                                                  --------            --------

Operating income                                                                     1,730               2,323

Other income                                                                           512                  15
                                                                                  --------            --------

Income before income taxes                                                           2,242               2,338
Provision for income taxes                                                             673                 790
                                                                                  --------            --------

   Income from continuing operations                                                 1,569               1,548

Discontinued operations:
Loss from discontinued operations (after tax benefit of $218,000)                       --                (328)
                                                                                  --------            --------

Net income                                                                        $  1,569            $  1,220
                                                                                  --------            --------
                                                                                  --------            --------

   Income per common share:
     Income per common share from continuing operations                           $   0.11            $   0.11
     Loss per common share from discontinued operations                               0.00              ( 0.02)
                                                                                  --------            --------
     Net income per common share                                                  $   0.11            $   0.09
                                                                                  --------            --------
                                                                                  --------            --------

     Weighted average number of common and
      common equivalent shares outstanding                                          14,775              13,743
                                                                                  --------            --------
                                                                                  --------            --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                              Page 4 of 16 pages

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                        Three Months Ended
                                                                                           December 31,
                                                                                  -----------------------------

                                                                                     1994                1993
                                                                                     ----                ----

Cash flows from operating activities:
  Net income                                                                        $1,569              $1,220
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                                      653               1,410
    Equity interest in subsidiary                                                     (200)                 --
    Change in operating assets and liabilities
      Increase in accounts receivable                                               (1,160)             (1,850)
      (Increase) decrease in inventory, other current assets and
        other assets                                                                 2,803                (600)
      Increase (decrease) in accounts payable and accrued liabilities               (2,969)              4,648
      Decrease in net liabilities of  discontinued operations                       (2,141)                 --
      Decrease in accrued salaries, commissions and
        related items payable                                                         (113)             (1,002)
      Increase (decrease) in income taxes payable                                   (1,434)                287
                                                                                ----------          ----------
        Total adjustments                                                           (4,561)              2,893
                                                                                ----------          ----------
Net cash provided by (used in) operating activities                                 (2,992)              4,113

Cash flows from investing activities:
  Purchase of property and equipment                                                  (464)               (314)
  Additions to computer software costs                                                (280)               (846)
  Maturity of short-term investments                                                 3,579               1,000
  Purchase of short-term investments                                               (14,431)             (1,000)
                                                                                ----------          ----------
Net cash used in investing activities                                              (11,596)             (1,160)

Cash flows from financing activities:
  Proceeds from exercise of common stock options and
    issuance of stock under employee stock purchase plan                               425                 263
  Purchase of treasury stock                                                          (833)                 --
  Repayment of loans and notes payable                                                 (10)                (37)
                                                                                ----------          ----------
Net cash (used in) provided by financing activities                                   (418)                226
                                                                                ----------          ----------

Net increase (decrease) in cash and cash equivalents                               (15,006)              3,179

Cash and cash equivalents at beginning of period                                    29,519               7,122
                                                                                ----------          ----------
Cash and cash equivalents at end of period (See note 2)                            $14,513             $10,301
                                                                                ----------          ----------
                                                                                ----------          ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                                              Page 5 of 16 pages

                           PHOENIX  TECHNOLOGIES  LTD.

                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   BASIS  OF  PRESENTATION

     The accompanying financial statements, except for those dated as of September 30, 1994, are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The year-end balance sheet at September 30, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 1994. Certain amounts in the prior year's financial statements also have been reclassified to conform to the fiscal 1995 presentation. The prior years consolidated statements of operations and related notes have been restated to reflect the Printer Software Division as a discontinued operation. The interim results are not necessarily indicative of the results to be expected for the entire year.

2.   CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments consist of the following:


                                      December 31,       September 30,
                                          1994               1994
                                          ----               ----

     Cash and cash equivalents        $ 14,513,000        $ 29,519,000
     Short-term investments             15,222,000           4,370,000

                                      ------------        ------------
                                      $ 29,735,000        $ 33,889,000
                                      ------------        ------------
                                      ------------        ------------

     At December 31, 1994, the Company adopted Statement of Financial Accounting Standard No 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". All short-term investments at December 31, 1994 were deemed by management to be held-to-maturity securities and therefore are reported at amortized cost. The adoption of SFAS 115 was not material to the financial statements. Realized gains and losses are recorded based on specific identification.

     The Company's short-term investments were stated at cost which approximates market value at December 31, 1994, and consisted of U.S. treasury notes and discount notes maturing between January 1995 and August 1995.


                                                              Page 6 of 16 pages

3.   INVENTORIES

     Inventories consist of the following:


                                     December 31,        September 30,
                                        1994                  1994
                                        ----                  ----
     Raw materials                     $    19,000                  --
     Finished goods                      1,055,000           $ 849,000
                                      ------------        ------------
                                       $ 1,074,000           $ 849,000
                                      ------------        ------------
                                      ------------        ------------


4.   RELOCATION ACCRUAL

     During the quarter ended December 31, 1994, the Company paid approximately $472,000 relating primarily to relocation and employee separation costs. The Company has not changed the estimated amount of accrual related to relocation costs.

5.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding during the period.


                                                              Page 7 of 16 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     On September 30, 1993, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). Also on that date, Softbank and the Company contributed their equity interests in the Publishing Division to a newly formed entity (Phoenix Publishing Systems, Inc.) for 80% and 20%, respectively, of that entity. The prior year's quarter as reported includes the results of operation for the Publishing Division. The following is a pro forma Consolidated Statement of Operations showing what the Company's results for the quarter ending December 31, 1993 would have been without the Publishing Division.





                                                                  Three Months Ended
                                                                   December 31, 1993
                                             -------------------------------------------------------

                                             ACTUAL RESULTS        LESS ACTUAL            PRO FORMA
                                                  FROM           RESULTS OF AND         RESULTS FROM
                                               CONTINUING           PRO FORMA            CONTINUING
                                               OPERATIONS        ADJUSTMENTS FOR         OPERATIONS
                                                                 THE PUBLISHING           EXCLUDING
                                                                    DIVISION             PUBLISHING
                                                                                          Division

Revenue                                        $ 20,115               $ 10,759              $ 9,356
Costs of revenue                                  8,912                  7,994                  918
                                             ----------             ----------           ----------
  Gross margin                                   11,203                  2,765                8,438
Operating expenses
  Selling, marketing and support                  4,249                  1,259                2,990
  General and administrative                      2,166                    546                1,620
  Research and development                        2,465                     --                2,465
                                             ----------             ----------           ----------
    Total operating expenses                      8,880                  1,805                7,075
                                             ----------             ----------           ----------

Operating income                                  2,323                    960                1,363
Other income                                         15                   (422)                 437
                                             ----------             ----------           ----------
Income before income taxes                        2,338                    538                1,800
Provision for income taxes                          790                    214                  576
                                             ----------             ----------           ----------

  Income from continuing operations             $ 1,548                $   324              $ 1,224
                                             ----------             ----------           ----------
                                             ----------             ----------           ----------


                                                              Page 8 of 16 pages

RESULTS OF OPERATIONS

     As an aid to understanding the Company's results, the following table sets forth, for the periods indicated, each line item of the Company's statement of income as a percentage of revenue.


                                                        Three Months Ended
                                                           December 31,
                                                --------------------------------------
                                                  1994           1993           1993
                                                 ------         ------         -----
                                                 Actual         Actual        Pro forma
                                                 ------         ------        ---------
Revenue                                           100.0%         100.0%         100.0%
Costs of revenue                                    6.9           44.3            9.8
                                                -------        -------         ------
  Gross margin                                     93.1           55.7           90.2
Operating expenses
  Selling, marketing and support                   30.8           21.1           32.0
  General and administrative                       12.0           10.8           17.3
  Research and development                         34.7           12.3           26.3
                                                -------        -------         ------
    Total operating expenses                       77.5           44.2           75.6
                                                -------        -------         ------

Operating income                                   15.6           11.5           14.6
Other income                                        4.6             .1            4.7
                                                -------        -------         ------
Income before income taxes                         20.2           11.6           19.3
Provision for income taxes                          6.1            3.9            6.2
                                                -------        -------         ------
  Income from continuing operations                14.1            7.7           13.1

Discontinued Operations:
  Loss from discontinued operations                  --           (1.6)            --
                                                -------        -------         ------
  Net income                                       14.1%           6.1%          13.1%
                                                -------        -------         ------
                                                -------        -------         ------

REVENUE

     The Company's revenue for the three months ended December 31, 1994 decreased by 45% to $11,119,000 from $20,115,000 for the three months ended December 31, 1993. This decrease is due to the inclusion of revenue from the Publishing Division for the three month period ended December 31, 1993. On a pro forma basis, revenues increased 18.8% over the prior year period. The increase in revenue was primarily the result of a 35.6% growth in sales of Company's OEM software products. This increase was partially offset by lower revenues from the retail software products.


                                                              Page 9 of 16 pages

GROSS MARGIN

     Gross margin decreased by approximately $849,000 to $10,354,000 from $11,203,000 for the quarters ended December 31, 1994 and 1993, respectively. Excluding the Publishing Division revenues for the quarter ended December 31, 1993, gross margin increased 22.7% over the prior year period. The increased gross margin which was realized as a result of the growth in revenues and lower cost of sales resulting from the elimination of commissions paid to certain United Kingdom companies which were acquired by the Company in June 1994. Consequently, on a pro forma basis, total gross margin increased from 90.2% to 93.1% of revenue, respectively, for the first quarter in fiscal 1995 over the same period in fiscal 1994.

SELLING, MARKETING AND SUPPORT EXPENSES

     Costs related to selling, marketing and support decreased to $3,431,000 for the three months ended December 31, 1994 from $4,249,000 for the same three-month period last year. On a pro forma basis, selling, marketing, and support costs increased 14.7% or $441,000 over the prior year period. The increase is attributable to additional commissions paid on the increased revenue and to the cost of expanding into the European market. The increase was partially offset by a reduction in advertising costs by the PC Applications Software Division.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $1,331,000 for the first quarter of fiscal 1995 decreased by 38.6% from $2,166,000 for the first quarter of fiscal 1994. On a pro forma basis, general and administrative expenses decreased by 17.8%. This decrease is attributable to decreased facilities costs, net of reserves, as a result of the relocation from Massachusetts to California.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses before the capitalization of internally developed software costs were 37.3% of revenue for the three months ended December 31, 1994 and 14.5% for the same period in 1993. The Company capitalized approximately $280,000 and $442,000 of internally developed software costs during those periods, respectively. On an actual dollar basis, research and development costs, before the capitalization of internally developed software costs, increased to $4,142,000 for the quarter ended December 31, 1994 from $2,907,000 for the same quarter in the prior year. The increased research and development cost is primarily due to increased staffing and related expenses, and the additional costs of the European operations established in June 1994.

INCOME TAXES

     The Company recorded income tax provisions of $673,000 and $790,000 for the quarters ended December 31, 1994 and 1993, respectively, resulting in effective tax rates of 30% and 32%, respectively. The slightly lower effective tax rate reflects primarily results from the recognition of deferred tax assets for which a valuation allowance was provided at September 30, 1994


                                                             Page 10 of 16 pages

FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

Current assets decreased $5,852,000 during the three months ended December 31, 1994. The decrease was primarily attributable to the collection of a $3,768,000 related party receivable and several large cash payments made by the Company during the quarter including (i) approximately $2.5 million in accrued employee compensation and other costs associated with the closing of the sale of the Printer Software Business, (ii) the final $1,000,000 installment to IBM under the terminated SurePath distribution agreement, (iii) federal and state income tax payments totaling approximately $1,670,000 and (iv) the repurchase for $833,000 of 119,900 shares of Company common stock.

Current liabilities decreased by $6,665,000 during the three months ended December 31, 1994 to $17,023,000 from $23,688,000. The decrease is principally attributable to the cash payments described above.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended December 31, 1993, the Company's cash and
short-term investments decreased by $4,154,000 to $29,735,000.   The decrease is
attributable to the cash payments discussed above. The Company expects funding requirements for fiscal 1995 to be met from its current cash position and future operations. In August 1994, the Company announced that it's Board had authorized repurchase of up to 1,000,000 shares of its common stock for use in the Company's stock option plans and for general purposes. As of December 31, 1994 the company had repurchased 119,900 shares.
     The Company has a $10,000,000 secured line of credit agreement with a domestic commercial bank. Due to the sale of the Publishing and Printer Software Divisions, the bank released its security interest in the assets of these divisions. Until a new credit agreement is negotiated, borrowings under this line of credit must be fully secured by compensating balances at the bank. As of December 31, 1994, the Company had approximately $1.2 million outstanding against this credit line. The Company is currently negotiating a new credit line agreement with the bank.


                                                             Page 11 of 16 pages

PART  II. OTHER  INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.  See exhibit index beginning on page 14 hereof.

          (b)  REPORTS ON FORM 8-K


          A Form 8-K was filed on October 14, 1994 and later amended with Form 8-K/A-1 on November 10, 1994. The 8-K was to report the sale of 80% of the Company's Publishing Division to Softbank Corporation. Included in the 8-K form was a pro forma Balance Sheet as of September 30, 1994 and a Pro Forma Consolidated Statement of Operations for the year ended September 30, 1994.

          A Form 8-K was filed on November 18, 1994 to report the sale of the Page Division to Xionics International Holdings, Inc. The 8-K filed included a Pro Forma Consolidated Balance Sheet as of September 30, 1994 and a Pro Forma Consolidated Statement of Operations for the year ended September 30, 1994.



                                                             Page 12 of 16 pages

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHOENIX TECHNOLOGIES LTD.


                                             By:/s/ Ronald D. Fisher
                                                ------------------------
                                                 Ronald D. Fisher
                                                 Chairman, Chief
                                                 Executive Officer
                                                 and Acting Principal
                                                 Financial Officer

                                              Date:  February 8, 1995


                                                             Page 13 of 16 pages

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE



4.1 Series A Convertible Preferred Stock and Warrant Purchase Agreement dated March 18, 1988 among the Registrant, Neil J. Colvin, Lance E. Hansche, Sigma Partners and Sigma Associates, and the form of warrants issued thereunder - filed as Exhibit 4.1 to the S-1 and incorporated herein by this reference.

4.2       Registration Agreement dated March 18, 1988, among the
          Registrant, Neil J. Colvin, Lance E. Hansche, Sigma Partners and Sigma Associates, as amended - filed as Exhibit 4.2 to the S-1 and incorporated herein by this reference.

4.3 Rights Agreement dated as of October 31, 1989 between the Company and The First National Bank of Boston - filed as
          Exhibit 4.1 to the October 31, 1989 Form 8-K, and incorporated herein by this reference.

10.1      1986 Incentive Stock Option Plan, as amended - filed as
          Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 33-30940, and incorporated herein by this reference.

10.2      Senior Management Stock Option Plan, as amended - filed as
          Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 33-26996 (the "February 1989 Form S-8"), and incorporated herein by this reference.

10.3      Senior Management Nonqualified Stock Option Plan, as amended
          - filed as Exhibit 4.3 to the February 1989 Form S-8 and incorporated herein by this reference.

10.4 Lease dated June 29, 1989 between the Registrant and The Prudential Insurance Company of America - filed as Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (the "1989 Form 1O-K") and incorporated herein by this reference.

10.5      Employment Agreement dated October 21, 1994 between the
          Company and Judith L. Sundue - filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K") and incorporated herein by this reference.

10.6 Letter Agreement dated December 19, 1994 between the Company and Steve Kalman - filed as Exhibit 10.6 to the 1994 Form 10-K and incorporated herein by this reference.

10.7 Employment Agreement dated December 28, 1988, between the Registrant and Steve Kalman - filed as Exhibit 10.25 to the Company's 1990 Form 10-K and incorporated herein by this reference.

10.8      Employment Agreement dated January 6, 1995 between the
          Company and Ronald D. Fisher.

10.9      Employment agreement dated June 9, 1994 between the
          Registrant and Jack Kay - filed as Exhibit 10.9 to the
          Company's Quarterly Report on Form 10-Q filed on August 15, 1994 and incorporated herein by this reference.

10.10     Employment Agreement dated August 15, 1994, between the
          Registrant and Robert R. Langer - filed as Exhibit 10.10 to the 1994 Form 10-K and incorporated herein by this reference.

10.11 Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank -- filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (the "1991 Form 10K") and incorporated herein by this reference.

10.12 1991 Employee Stock Purchase Plan - filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8,
          Registration No. 33-44211 filed on November 26, 1991 (the "1991 Employee Stock Purchase Plan") and incorporated herein by this reference.

10.13 1992 Equity Incentive Plan - filed with the Company's preliminary proxy materials filed on December 17, 1992 (the "1992 Equity Incentive Plan") and incorporated herein by this reference.

10.14     Amendment dated April 15, 1993 to the Line of Credit
          Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.23 to the Company's Form 1O-Q filed on August 16, 1993 and incorporated herein by this reference.

10.15     Amendment dated June 28, 1993 to the Line of Credit
          Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.24 to the Company's Form 1O-Q filed on August 16, 1993 and incorporated herein by this reference.

10.16 Replication Agreement dated March 15, 1993 between the Company and Microsoft Corporation and Amendments One, Two, Three and Four thereto, filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by this reference.

10.17 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the
          Registrant and Silicon Valley Bank filed as exhibit 10.17 to the Company's Form 10-Q filed on February 14, 1994 and incorporated herein by this reference.

10.18 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as exhibit 10.18 to the Company's Form 1O-Q filed May 16, 1994 and incorporated herein by this reference.

10.19 Amendment Number 1 to the 1992 Equity Incentive Plan filed as exhibit 10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.20 Amendment Number 1 to the 1991 Employee Stock Purchase Plan filed as exhibit 10.20 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.21 Amendment No. 1 to Purchase Agreement by and between the Registrant and Softbank Corporation dated as of March 15, 1994 - filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

10.22 Asset Purchase Agreement made as of September 30, 1994 by and between the Registrant and Xionics International Holdings, Inc. - filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated November 8, 1994 and incorporated herein by this reference.

10.23 1994 Equity Incentive Plan, as amended through December 12, 1994 - filed as Exhibit 10.23 to the 1994 Form 10-K and incorporated herein by this reference.

10.24 Lease dated as of May 3, 1994 between the Company and the Equitable life Assurance Society of the United States - filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K) and incorporated herein by this reference.

11.1 Statement re computation of earnings per share (primary earnings per share).

11.2 Statement re computation of earnings per share (fully diluted earnings per share).