Form 10-Q
period 1995-04-01
PHOENIX TECHNOLOGIES LTD
filed 1995-05-15
CIK 832767

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
     OF 1934

For the transition period              to              .
                          ------------    ------------

Commission file number 0-17111
                       -------

                           PHOENIX  TECHNOLOGIES  LTD.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                 04-2685985
- ------------------------------------       -------------------------------------
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

                YES       X             NO
                       -------              -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                       13,526,770
- --------------------------------------     -------------------------------------
              Class                          Number of shares Outstanding at
                                                      March 31, 1995


                           Exhibit Index is on Page 15

                                                              Page 1 of 19 pages

                           PHOENIX  TECHNOLOGIES  LTD.

                                      INDEX


                                                                            Page
                                                                            ----

PART  I.       FINANCIAL  INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               March 31, 1995 and September 30, 1994 . . . . . . . . . . .   3

               Consolidated Statements of Operations
               Three and Six Months Ended March 31, 1995 and 1994. . . . .   4

               Consolidated Statements of Cash Flows
               Six Months Ended March 31, 1995 and 1994. . . . . . . . . .   5

               Notes to Consolidated Financial Statements. . . . . . . . .   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . .   8


PART  II.      OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders . . . .  13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  13



                                                              Page 2 of 19 pages

PART  I.  FINANCIAL  INFORMATION
Item I.   Financial Statements

                            PHOENIX TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                  March 31,     September 30,
                                                    1995             1994
                                                (unaudited)
                                               -------------    -------------
                          ASSETS
Current assets:
  Cash and short-term investments (See
   note 2)                                          $  29,340        $  33,889
  Accounts receivable, net of allowances
   of $625 at March 31, 1995 and
   $657 at September 30,1994                           13,965           12,316
  Receivable from related party                            --            3,768
  Inventory (See note 3)                                  360              849
  Other current assets                                  2,521            1,452
                                               --------------   --------------
      Total current assets                             46,186           52,274
Property and equipment, net                             2,530            2,307
Computer software costs, net                            3,445            3,392
Other assets                                            5,569            5,262
                                               --------------   --------------
      Total assets                                  $  57,730        $  63,235
                                               --------------   --------------
                                               --------------   --------------
       LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
  Short-term borrowings                             $   1,411        $   1,241
  Accounts payable                                      1,752            3,443
  Salaries, commissions, and related
   items payable                                        2,733            2,462
  Accrued license fees and royalties                      890            1,214
  Other accrued liabilities                             3,531            4,209
  Income taxes payable                                  2,645            3,993
  Relocation accrual  (See note 4)                        510            1,923
  Net current liabilities of
   discontinued operations                              1,996            5,203
                                               --------------   --------------
      Total current liabilities                        15,468           23,688
Long-term liabilities                                      79              101
                                               --------------   --------------
      Total liabilities                                15,547           23,789
                                               --------------   --------------
Stockholders' equity:
Preferred stock, $.10 par value,
   500,000 shares authorized, none
   issued and outstanding                                  --               --
Common stock, $.001 par value, 20,000,000
   shares authorized; 13,526,770 issued
   at March 31, 1995 and 13,435,077 at
   September 30, 1994                                      14               13
Additional paid-in capital                             50,112           49,839
Retained earnings (accumulated deficit)                (7,943)          (9,843)
Less: treasury stock at cost, 30,013
  shares at September 30, 1994                             --             (563)
                                               --------------   --------------
      Total stockholders' equity                       42,183           39,446
                                               --------------   --------------
      Total liabilities and stockholders'
       equity                                       $  57,730        $  63,235
                                               --------------   --------------
                                               --------------   --------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              Page 3 of 19 pages

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                       Three Months Ended      Six Months Ended
                                            March 31,              March 31,
                                      -----------------------------------------
                                           1995      1994        1995      1994
                                           ----      ----        ----      ----
Revenue                                $ 12,204  $ 22,855      23,323  $ 42,970
Cost of revenue                           1,095    10,636       1,860    19,548
                                      --------- ---------   --------- ---------
   Gross margin                          11,109    12,219      21,463    23,422
Operating expenses:
     Research and development             4,076     2,775       7,938     5,240
     Selling, marketing and support       3,549     4,205       6,980     8,454
     General and administrative           1,492     2,142       2,823     4,308
     Restructuring charges                   --     9,095          --     9,095
                                      --------- ---------   --------- ---------
        Total operating expenses          9,117    18,217      17,741    27,097
                                      --------- ---------   --------- ---------

Operating income (loss)                   1,992    (5,998)      3,722    (3,675)

Gain on Sale of Publishing Division          --     6,671          --     6,671
Other income (expense)                      486       (34)        998       (19)
                                      --------- ---------   --------- ---------

Income before income taxes                2,478       639       4,720     2,977
Provision for income taxes                  740     1,037       1,413     1,827
                                      --------- ---------   --------- ---------

   Income (loss) from continuing
     operations                           1,738      (398)      3,307     1,150

Loss from discontinued operations
    (after tax benefits of $432
     and $650, respectfully)                 --      (648)         --      (976)
                                      --------- ---------   --------- ---------


Net income (loss)                      $  1,738  $ (1,046)      3,307  $    174
                                      --------- ---------   --------- ---------
                                      --------- ---------   --------- ---------

   Income (loss) per common share:
     Income (loss) per share from
      continuing operations            $   0.12  $  (0.03)   $   0.22  $   0.08
     Loss per share from
      discontinued operations                --     (0.05)       --       (0.07)
                                      --------- ---------   --------- ---------
     Net income (loss) per common
      share                            $   0.12  $  (0.08)   $   0.22  $   0.01
                                      --------- ---------   --------- ---------
                                      --------- ---------   --------- ---------
     Weighted average number of common
          and common equivalent
           shares outstanding            14,898    13,152      14,807    14,011
                                      --------- ---------   --------- ---------
                                      --------- ---------   --------- ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              Page 4 of 19 pages

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                       Six Months Ended
                                                            March 31,
                                                    -----------------------
                                                          1995         1994
                                                          ----         ----
Cash flows from operating activities:
  Net income                                         $   3,307    $     174
  Adjustments to reconcile net income to
  net  cash provided by (used in) operating
   activities:
     Depreciation and amortization                       1,329        2,777
     Provision for doubtful accounts                        --          176
     Write-off prepaid royalties                            --        6,777
     Gain on sale Publishing Division option                --       (6,671)
     Provision for relocation                               --        2,318
     Equity interest in subsidiary                        (195)          --
     Change in operating assets and liabilities
        Increase in accounts receivable                 (1,150)      (2,629)
        (Increase) decrease in inventory, other
           current assets and other assets               3,035       (1,818)
        Increase (decrease) in accounts payable
           and accrued liabilities                      (4,794)       3,696
        Increase (decrease) in accrued salaries,
           commissions and related items payable            32         (195)
        Increase (decrease) in income taxes payable     (1,348)         365
        Decrease in net liabilities of
           discontinued operations                      (2,703)          --
                                                    ----------   ----------
           Total adjustments                            (5,794)       4,796
                                                    ----------   ----------
Net cash provided by (used in) operating
  activities                                            (2,487)       4,970

Cash flows from investing activities:
   Purchase of property and equipment                     (919)        (739)
   Additions to computer software costs                   (571)      (1,938)
   Maturity of short-term investments                   18,800        1,000
   Purchase of short-term investments                  (17,444)      (2,817)
   Investment in jointly owned company                      --       (1,000)
                                                    ----------   ----------

Net cash used in investing activities                     (134)      (5,494)

Cash flows from financing activities:
   Proceeds from exercise of common stock
      options and issuance of stock under
      employee stock purchase plan                       1,162          478
   Purchase of treasury stock                           (1,711)          --
   Repayment of loans and notes payable                    (22)         (63)
                                                    ----------   ----------
Net cash provided by (used in) financing
   activities                                             (571)         415
                                                    ----------   ----------
Net increase (decrease) in cash and cash
   equivalents                                          (3,192)        (109)
Cash and cash equivalents at beginning of
   period                                               29,519        7,122
                                                    ----------   ----------
Cash and cash equivalents at end of period
   (See note 2)                                      $  26,327    $   7,013
                                                    ----------   ----------
                                                    ----------   ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              Page 5 of 19 pages

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

2.     CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments consist of the following:

                                            March 31,           September 30,
                                              1995                   1994
                                              ----                   ----
     Cash and cash equivalents             $ 26,327,000          $ 29,519,000
     Short-term investments                   3,013,000             4,370,000
                                       ---------------        ---------------

                                           $ 29,340,000          $ 33,889,000
                                        ---------------       ---------------
                                        ---------------       ---------------

     At December 31, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". All short-term investments at March 31, 1995 were deemed by management to be held-to-maturity securities and therefore are reported at amortized cost. The adoption of SFAS 115 was not material to the financial statements. Realized gains and losses are recorded based on specific identification.

     The Company's short-term investments were stated at cost which approximates market value at March 31, 1995, and consisted of U.S. treasury notes and discount notes maturing between April 1995 and August 1995.


                                                              Page 6 of 19 pages

3.     INVENTORIES

       Inventories consist of finished goods of $360,000 and $849,000 at March 31, 1995 and September 30, 1994, respectively.

4.   RELOCATION ACCRUAL

     During the quarters ended March 31, 1995 and December 31, 1994, the Company paid approximately $879,000 and $472,000 relating primarily to relocation and employee separation costs. The Company has not changed the estimated amount of accrual related to relocation costs.


5.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding during the period.


                                                              Page 7 of 19 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     On September 30, 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). Also on that date, Softbank and the Company contributed their equity interests in the Publishing Division to a newly formed entity (Phoenix Publishing Systems, Inc.) for 80% and 20%, respectively, of that entity. The prior year's quarter as reported includes the results of operation for the Publishing Division. The following are pro forma Consolidated Statements of Operations showing what the Company's results for the three month and six month periods ending March 31, 1994 would have been without the Publishing Division.

                         PHOENIX TECHNOLOGIES LTD.
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                            Three Months Ended                                     Six Months Ended
                                              March 31, 1994                                        March 31, 1994
                              ----------------------------------------------        ----------------------------------------------
                                Actual         Less actual        Pro forma           Actual         Less actual        Pro forma
                               results         results of          results           results         results of          results
                                 from            and pro             from              from            and pro             from
                              continuing          forma           continuing        continuing          forma           continuing
                              operations       adjustments        operations        operations       adjustments        operations
                                                 for the          excluding                            for the          excluding
                                                Publishing        Publishing                          Publishing        Publishing
                                                 Division          Division                            Division          Division
                              ----------        ----------        ----------        ----------        ----------        ----------
Revenue                         $ 22,855          $ 12,711          $ 10,144          $ 42,970          $ 23,470          $ 19,500
Cost of revenue                   10,636             9,454             1,182            19,548            17,448             2,100
                              ----------        ----------        ----------        ----------        ----------        ----------
 Gross margin                     12,219             3,257             8,962            23,422             6,022            17,400
Operating expenses:
 Research and development          2,775               146             2,629             5,240               146             5,094
 Selling, marketing and support    4,205             1,381             2,824             8,454             2,640             5,814
 General and administrative        2,142               523             1,619             4,308             1,069             3,239
 Restructuring charges             9,095                --             9,095             9,095                --             9,095
                              ----------        ----------        ----------        ----------        ----------        ----------
   Total operating expenses       18,217             2,050            16,167            27,097             3,855            23,242
                              ----------        ----------        ----------        ----------        ----------        ----------

Operating income (loss)           (5,998)            1,207            (7,205)           (3,675)            2,167            (5,842)

Gain on Sale of Publishing
   Division                        6,671             6,671                --             6,671             6,671                --

Other income (expense)               (34)               --               (34)              (19)                6               (25)
                              ----------        ----------        ----------        ----------        ----------        ----------
   Income before income taxes        639             7,878            (7,239)            2,977             8,844            (5,867)

                              ----------        ----------        ----------        ----------        ----------        ----------
Provision for income taxes         1,037                --             1,037             1,827                --             1,827
                              ----------        ----------        ----------        ----------        ----------        ----------
   Income (loss) from
   continuing operations          $ (398)         $  7,878          $ (8,276)          $ 1,150           $ 8,844          $ (7,694)
                              ----------        ----------        ----------        ----------        ----------        -----------
                              ----------        ----------        ----------        ----------        ----------        -----------


                                                              Page 8 of 19 pages

RESULTS OF OPERATIONS

     As an aid to understanding the Company's results, the following table sets forth, for the periods indicated, each line item of the Company's statement of income as a percentage of revenue.

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in percentage of revenue)
                                   (unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                          March 31,                              March 31,
                                       -----------------------------------          ------------------------------------
                                        1995           1994           1994           1995           1994           1994
                                        ----           ----           ----           ----           ----           ----
                                       Actual         Actual           Pro          Actual         Actual           Pro
                                       ------         ------           ---          ------         ------           ---
                                                                      forma                                        forma
                                                                      -----                                        -----
Revenue                                 100.0%         100.0%         100.0%         100.0%         100.0%         100.0%
Cost of revenue                           9.0           46.5           11.7            8.0           45.5           10.8
                                       ------         ------         ------         ------         ------         ------
    Gross margin                         91.0           53.5           88.3           92.0           54.5           89.2
Operating expenses:
    Research and development             33.4           12.1           25.9           34.0           12.2           26.1
    Selling, marketing and support       29.1           18.4           27.8           29.9           19.7           29.8
    General and administrative           12.2            9.4           16.0           12.1           10.0           16.6
    Restructuring charges                  --           39.8           89.7             --           21.2           46.7
                                       ------         ------         ------         ------         ------         ------
        Total operating expenses         74.7           79.7          159.4           76.0           63.1          119.2
                                       ------         ------         ------         ------         ------         ------

Operating income (loss)                  16.3          (26.2)         (71.1)          16.0           (8.6)         (30.0)

Gain on Sale of Publishing Division        --           29.2             --             --           15.5             --
Other income (expense)                    4.0          (  .2)         ( 0.3)           4.3                         (  .1)
                                       ------         ------         ------         ------         ------         ------
Income (loss) before income taxes        20.3            2.8          (71.4)          20.3            6.9          (30.1)
Provision for income taxes                6.1            4.6           10.2            6.1            4.2            9.4
                                       ------         ------         ------         ------         ------         ------

    Income (loss) from continuing
        operations                       14.2          ( 1.8)         (81.6)          14.2            2.7          (39.5)

Loss from discontinued operations          --           (2.8)         ( 6.4)            --           (2.3)         ( 5.0)
                                       ------         ------         ------         ------         ------         ------

    Net income (loss)                    14.2%          (4.6)%        (88.0)%         14.2%            .4%         (44.5)%
                                       ------         ------         ------         ------         ------         ------
                                       ------         ------         ------         ------         ------         ------

                                                              Page 9 of 19 pages

REVENUE

     The Company's revenue for the three- and six-month periods ended March 31, 1995 decreased by 47% and 46%, respectively, to $12,204,000 from $22,855,000 for the three-month period and to $23,323,000 from $42,970,000 for the six-month period. These decreases are due to the inclusion of revenue from the Publishing Division for the periods. On a pro forma basis, revenues increased 20.3% and 19.6% over the prior year's three- and six-month periods, respectively. The fiscal 1995 increase in revenue was primarily the result of a 37.7% growth in sales of Company's OEM software products. This increase was partially offset by lower revenues from retail software products.

GROSS MARGIN

     Gross margin decreased by $1,110,000, or 9% and $1,959,000 or 8% for the three- and six-month periods ended March 31, 1995, respectively, as compared with the same periods of fiscal 1994. Excluding the Publishing Division, gross margin amounts for the periods ended March 31, 1995 increased 24.0% and 23.4%, respectively, over the prior year periods. The increased gross margin was realized as a result of the growth in revenues and lower cost of sales resulting from the elimination of commissions paid to certain United Kingdom companies, which were acquired by the Company in June 1994. This increase was partially offset by the sale of obsolete retail software products in fiscal 1995 at or below cost. Consequently, on a pro forma basis, total gross margin increased from 88.3% to 91%, and from 89.2% to 92% of revenue, respectively, for the three and six-month periods in fiscal 1995 over the same periods in fiscal 1994.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses before the capitalization of internally developed software costs were 35.8% and 36.5% of revenue for the three- and six-month periods ended March 31, 1995 and 13.9% and 14.2% for the same periods in 1994. The Company capitalized approximately $292,000 and $571,000 of internally developed software costs for the three- and six-month periods ended March 31, 1995, respectively, versus $411,000 and $853,000 for the same periods in 1994.

     The amount of research and development expenses, before the capitalization of internally developed software costs, increased to $4,368,000 for the quarter ended March 31, 1995 from $3,186,000 for the same quarter in the prior year.
For the six month period, research and development expense increased to $8,510,000 from $6,093,000. The increased research and development is primarily due to increased staffing and related expenses, and the additional expense of the European operations established in June 1994.

SELLING, MARKETING AND SUPPORT EXPENSES

     Costs related to selling, marketing and support decreased to $3,549,000 and $6,980,000 for the three months and six months ended March 31, 1995 from $4,205,000 and $8,454,000 for the same periods last year. On a pro forma basis, selling, marketing, and support costs increased 25.7% and 20.1%, or $725,000 and $1,166,000, over the prior year periods. The increase is attributable to additional commissions paid on increased revenue and to the cost of expanding into the European market. The increase was partially offset by a reduction in advertising costs for retail software products.

                                                             Page 10 of 19 pages

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $1,492,000 for the second quarter of fiscal 1995 decreased by 30.3% from $2,142,000 for the second quarter of fiscal 1994. For the six-month period ended March 31, 1995, general and administrative expenses decreased 34.5% to $2,823,000 from $4,308,000 in the prior year. On a pro forma basis, general and administrative expenses decreased by 7.8% and 12.8% for the respective three- and six-month periods. This decrease is attributable to decreased facilities and communications costs, net of reserves, as a result of the relocation of the Company's headquarters from Massachusetts to California.

INCOME TAXES

     The Company recorded income tax provisions of $740,000 and $1,413,000 for the quarter and six months ended March 31, 1995, respectively, as compared to $1,037,000 and $1,827,000 for the same periods in the prior year. The fiscal 1995 and 1994 provisions reflect effective rates of 30% and 61%, respectively. After elimination of tax effects due to the gain on the sale of the Publishing Division, restructuring charges, and tax provisions relating to the sale of the
Printer Software Division, the effective tax rate for fiscal 1994 is 31%.    The
slightly lower effective tax rate for 1995 primarily results from the recognition of deferred tax assets for which a valuation allowance was provided at September 30, 1994.

                                                             Page 11 of 19 pages

FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

     Current assets decreased $6,088,000 during the six months ended March 31, 1995. This decrease is comprised of a $5,852,000 decrease in the quarter ending December 31, 1994 and a decrease of $236,000 during the quarter ended March 31, 1995. The year-to-date decrease was primarily attributable to a reduction of inventory of $489,000 and to several large cash payments made by the Company during the six month period including (i) approximately $2.5 million in accrued employee compensation and other costs associated with the closing of the sale of the Printer Software business, (ii) the final $1,000,000 installment to IBM under the terminated SurePath distribution agreement, (iii) federal and state income tax payments totaling approximately $1,670,000, and (iv) the repurchase for $1,711,000 of 239,800 shares of Company common stock.

     Current liabilities decreased by $8,220,000 during the six months ended March 31, 1995 to $15,468,000 from $23,688,000. The decrease is principally attributable to the cash payments described above and to a reduction in trade accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended March 31, 1995, the Company's cash and short-
term investments decreased by $4,549,000 to $29,340,000.   The decrease is
attributable to the cash payments discussed above. The Company expects funding requirements for fiscal 1995 to be met from its current cash position and future operations. In August 1994, the Company announced that its Board had authorized repurchase of up to 1,000,000 shares of its common stock for use in the Company's stock option plans and for general purposes. As of March 31, 1995, the Company had repurchased 239,800 shares pursuant to this program and retired 269,813 treasury shares. As a result of these transactions, the Company holds no treasury stock as of March 31, 1995.

     The Company has a $10,000,000 secured line of credit agreement with a domestic commercial bank. Due to the sale of the Publishing and Printer Software Divisions, the bank released its security interest in the assets of these divisions. While an amendment to the credit agreement is being negotiated, borrowings under this line of credit must be fully secured by compensating balances at the bank. As of March 31, 1995, the Company had approximately $1.37 million outstanding against this credit line. The amount outstanding against the credit line is a loan in Japanese Yen. The loan balance increased due to changes in the foreign exchange rates. The Company is currently negotiating the amendment to the credit agreement.

                                                             Page 12 of 19 pages

PART  II. OTHER  INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company held an Annual Meeting of its Stockholders on February 7, 1995, at which the following occurred:

     ELECTION OF DIRECTORS:  The stockholders elected Ronald D. Fisher and Lance
E. Hansche as Class II Directors, to serve until the 1998 Annual Meeting of Stockholders. The other persons continuing as directors are Charles Federman, Lawrence G. Finch and Anthony P. Morris.

     ADOPTION OF 1994 EQUITY INCENTIVE PLAN: The stockholders approved the adoption of the Company's 1994 Equity Incentive Plan under which 1,000,000 previously unreserved shares of the Company's common stock were reserved for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:

     FOR                       5,610,913
     AGAINST                   1,843,551
     ABSTAIN                     119,198
     BROKER NON-VOTES          3,760,125

     APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the appointment of Coopers & Lybrand, L.L.P. as the Company's auditors for the year ending September 30, 1995. The vote on the matter was as follows:

     FOR                      11,275,865
     AGAINST                      15,500
     ABSTAIN                      42,418

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS.  See exhibit index beginning on page 15 hereof.

          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                                             Page 13 of 19 pages

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHOENIX TECHNOLOGIES LTD.


                                   By:/s/Robert J. Riopel
                                      -------------------
                                        Robert J. Riopel
                                        Vice President, Finance and
                                        Chief Financial Officer and
                                        Duly authorized officer

                                   Date:  May 10, 1995


                                                             Page 14 of 19 pages

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

10.4 Lease dated June 29, 1989 between the Registrant and The Prudential Insurance Company of America - filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (the "1989 Form 10-K") and incorporated herein by this reference.

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


                                                             Page 15 of 19 pages

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

10.11 Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank -- filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (the "1991 Form 10-K") and incorporated herein by this reference.

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

10.14 Amendment dated April 15, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.23 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

10.15 Amendment dated June 28, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.24 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

10.16 Replication Agreement dated March 15, 1993 between the Company and Microsoft Corporation and Amendments One, Two, Three and Four thereto, filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,1993 and incorporated herein by this reference.

10.17 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.17 to the Company's Form 10-Q filed on February 14, 1994 and incorporated herein by this reference.

10.18 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as exhibit 10.18 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.


                                                             Page 16 of 19 pages

10.19   Amendment Number 1 to the 1992 Equity Incentive Plan filed as exhibit
        10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.20   Amendment Number 1 to the 1991 Employee Stock Purchase Plan filed as exhibit 10.20 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.21 Amendment No. 1 to Purchase Agreement by and between the Registrant and Softbank Corporation dated as of March 15, 1994 - filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30,1994 and incorporated herein by this reference.

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


                                                             Page 17 of 19 pages