Form 10-Q
period 1995-06-30
PHOENIX TECHNOLOGIES LTD
filed 1995-08-14
CIK 832767

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to             .
                          ------------    ------------
Commission file number 0-17111
                       -------

                           PHOENIX  TECHNOLOGIES  LTD.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                04-2685985
--------------------------------------    -------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

            2770 De La Cruz Boulevard, Santa Clara, California 95050
            --------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  408/654-9000
                                  ------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X                  NO
                       -----                  -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock, par value $.001                 13,845,305
-------------------------------------     -------------------------------------
                 Class                       Number of shares Outstanding at
                                                   June 30, 1995

                           Exhibit Index is on Page 15

                                                              Page 1 of 19 pages

                           PHOENIX  TECHNOLOGIES  LTD.

                                      INDEX
                                      -----

                                                                      Page
                                                                      ----
PART I.           FINANCIAL  INFORMATION

     Item 1.   Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1995 and September 30, 1994..................3

                  Consolidated Statements of Operations
                  Three and Nine Months Ended June 30, 1995 and 1994....4

                  Consolidated Statements of Cash Flows
                  Nine Months Ended June 30, 1995 and 1994..............5

                  Notes to Consolidated Financial Statements............6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............8


PART  II.         OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K.........................13


                                                              page 2 of 19 pages

PART I.   FINANCIAL  INFORMATION
Item I.   Financial Statements

                           PHOENIX TECHNOLOGIES LTD.
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                June 30,           September 30,
                                                                  1995                 1994
                                                               (unaudited)
                                                              -------------        ------------
                           ASSETS
Current assets:
   Cash and short-term investments (Note 2)                      $   30,567           $  33,889
   Accounts receivable, net of allowances of $645 at
    June 30, 1995 and $657 at September 30, 1994                     13,820              12,316
   Receivable from related party                                         --               3,768
   Inventory (Note 3)                                                   258                 849
   Other current assets                                               2,756               1,452
                                                              -------------        ------------
       Total current assets                                          47,401              52,274
Property and equipment, net                                           2,446               2,307
Computer software costs, net                                          3,602               3,392
Other assets                                                          5,680               5,262
                                                              -------------        ------------
       Total assets                                              $   59,129          $   63,235
                                                              -------------        ------------
                                                              -------------        ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                        $     1,434         $     1,241
   Accounts payable                                                   1,345               3,443
   Salaries, commissions and related items payable                    3,745               2,462
   Accrued license fees and royalties                                   374               1,214
   Other accrued liabilities                                          3,029               4,209
   Income taxes payable                                               2,541               3,993
   Relocation accrual (Note 4)                                          259               1,923
   Net current liabilities of discontinued operations                 1,342               5,203
                                                              -------------        ------------
       Total current liabilities                                     14,069              23,688
Long-term liabilities                                                   124                 101
                                                              -------------        ------------
       Total liabilities                                             14,193              23,789
                                                              -------------        ------------
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
   authorized, none issued and outstanding                              --                   --
Common stock $.001 par value, 20,000,000 shares authorized;
   13,845,305 issued at June 30, 1995 and 13,435,077 at
   September 30, 1994                                                    14                  13
Additional paid-in capital                                           51,339              49,839
Accumulated deficit                                                  (6,417)             (9,843)
Less treasury stock at cost, 30,013 shares at
   September 30, 1994                                                    --                (563)
                                                              -------------        ------------
Total stockholders' equity                                           44,936              39,446
                                                              -------------        ------------
      Total liabilities and stockholders' equity                 $   59,129          $   63,235
                                                              -------------        ------------
                                                              -------------        ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.
                                                              Page 3 of 19 pages

                         PHOENIX TECHNOLOGIES LTD.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share amounts)
                               (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                            June 30,                       June 30,
                                                  -------------------------   ---------------------------

                                                        1995           1994           1995           1994
Revenue                                             $ 13,320       $ 20,872       $ 36,643       $ 63,842
Cost of revenue                                          771          8,513          2,631         28,061
                                                  ----------     ----------     ----------     ----------
   Gross margin                                       12,549         12,359         34,012         35,781
Operating expenses:
   Research and development                            4,316          3,067         12,248          8,307
   Selling, marketing and support                      3,665          3,933         10,647         12,387
   General and administrative                          2,178          2,040          5,001          6,348
   Restructuring charges                                  --             --             --          9,095
                                                  ----------     ----------     ----------     ----------
       Total operating expenses                       10,159          9,040         27,896         36,137
                                                  ----------     ----------     ----------     ----------
Operating income (loss)                                2,390          3,319          6,116           (356)

Gain on sale of Publishing Division                       --             --             --          6,671
Other income, net                                        510             44          1,509             25
                                                  ----------     ----------     ----------     ----------

Income before income taxes                             2,900          3,363          7,625          6,340
Provision for income taxes                               870          1,164          2,283          2,991
                                                  ----------     ----------     ----------     ----------

   Income from continuing operations                   2,030          2,199          5,342          3,349

Loss from discontinued operations (after tax
   benefits of $432 and $650, respectively)               --            816             --          1,792
                                                  ----------     ----------     ----------     ----------

Net income                                            $2,030         $1,383         $5,342         $1,557
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
   Income (loss) per common share:
     Income per share from continuing operations       $0.13           $.16          $0.36          $0.24
     Loss per share from discontinued operations          --          (0.06)            --          (0.13)
                                                  ----------     ----------     ----------     ----------

     Net income per common share                       $0.13           $.10          $0.36          $0.11
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

     Weighted average number of common and
        common equivalent shares outstanding          15,103         14,169         14,925         13,983
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                                              Page 4 of 19 pages

                        PHOENIX TECHNOLOGIES LTD.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                      Nine Months Ended
                                                                           June 30,
                                                                   -----------------------
                                                                       1995          1994
                                                                       ----          ----
Cash flows from operating activities:
  Net income                                                       $  5,342       $  1,557
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                                    2,352          4,087
     Provision for doubtful accounts                                     30            263
     Write-off of prepaid royalties                                      --          6,777
     Gain on sale of Publishing Division option                          --         (6,671)
     Provision for relocation                                        (1,664)         2,318
     Equity interest in subsidiary                                     (295)            --
     Change in operating assets and liabilities
        Increase in accounts receivable                              (1,534)         (5,535)
        (Increase) decrease in inventory, other current assets
           and other assets                                           2,637         (1,341)
        Decrease in accounts payable and other accrued
           liabilities                                               (3,925)        (1,584)
        Increase (decrease) in accrued salaries, commissions
           and related items payable                                  1,283           (478)
        Increase (decrease) in income taxes payable                  (1,452)           654
        Decrease in net liabilities of discontinued operations       (3,861)            --
                                                                   --------       --------
               Total adjustments                                     (6,429)        (1,510)
                                                                   --------       --------
Net cash provided by (used in) operating activities                  (1,087)            47

Cash flows from investing activities:
  Purchase of property and equipment                                   (995)        (1,254)
  Additions to computer software costs                               (1,346)        (2,786)
  Proceeds from sale of option                                           --          7,500
  Maturity of short-term investments                                 39,158          1,000
  Purchase of short-term investments                                (37,078)        (2,817)
  Investment in jointly owned company                                    --         (1,460)
                                                                   --------       --------
Net cash provided by (used in) investing activities                    (261)           183

Cash flows from financing activities:
  Proceeds from exercise of common stock options and
      issuance of stock under employee stock purchase plan            2,340            979
  Purchase of treasury stock                                         (2,222)             -
  Repayment of loans and notes payable                                  (12)          (116)
                                                                   --------       --------
Net cash provided by (used in) financing activities                     106            863
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 (1,242)         1,093

Cash and cash equivalents at beginning of period                     29,519          7,122
                                                                   --------       --------
Cash and cash equivalents at end of period (Note 2)                $ 28,277       $  8,215
                                                                   --------       --------
                                                                   --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                              Page 5 of 19 pages

                            PHOENIX TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying financial statements, except for those dated as of September 30, 1994, are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. The year-end balance sheet at September 30, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary for a fair presentation for the interim periods. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended September 30, 1994. Certain amounts in the prior year's financial statements also have been reclassified to conform to the fiscal 1995 presentation. The prior year's consolidated statements of operations and related notes have been restated to reflect the Printer Software Division as a discontinued operation. The interim results are not necessarily indicative of the results to be expected for the entire year.

2.   CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments consist of the following:

                                             June 30,              September 30,
                                               1995                    1994
                                               ----                    ----
          Cash and cash equivalents        $ 28,277,000            $ 29,519,000
          Short-term investments              2,290,000               4,370,000
                                           -------------           -------------

                                           $ 30,567,000            $ 33,889,000
                                           -------------           -------------
                                           -------------           -------------

     At December 31, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". All short-term investments at June 30, 1995 were deemed by management to be held-to-maturity securities and therefore are reported at amortized cost. The adoption of SFAS 115 was not material to the financial statements. Realized gains and losses are recorded based on specific identification method.

     The Company's short-term investments were stated at cost which approximates market value at June 30, 1995, and consisted of U.S. treasury notes and discount notes maturing between October 1995 and December 1995.

                                                              Page 6 of 19 pages

3.   INVENTORIES

     Inventories consist of finished goods of $258,000 and $849,000 at June 30, 1995 and September 30, 1994, respectively.

4.   RELOCATION ACCRUAL

     During the quarters ended June 30, 1995, March 31, 1995 and December 31, 1994, the Company paid approximately $193,000, $472,000, and $879,000, respectively, relating primarily to relocation and employee separation costs. The Company has not changed the estimated amount of accrual related to relocation costs.


5.   EARNINGS PER SHARE

     Earnings per share is calculated by dividing net income by the weighted average common shares and common share equivalents outstanding during the period.

                                                              Page 7 of 19 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

     On September 30, 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). Also on that date, Softbank and the Company contributed their equity interests in the Publishing Division to a newly formed entity (Phoenix Publishing Systems, Inc.) for 80% and 20%, respectively, of that entity. The prior year's three- and nine-month periods as reported includes the results of operation for the Publishing Division. The following are pro forma Consolidated Statements of Operations showing what the Company's results for the three month and nine month periods ending June 30, 1994 would have been without the Publishing Division.

                           PHOENIX TECHNOLOGIES LTD.
                 PRO FORMA RESULTS FROM CONTINUING OPERATIONS
                               (in thousands)
                                 (unaudited)

                                          Three Months Ended                    Nine Months Ended
                                            June 30, 1994                         June 30, 1994
                                 -----------------------------------    ---------------------------------
                                  Actual        Less       Pro forma      Actual      Less      Pro forma
                                 Results     Publishing     Results      Results   Publishing    Results
                                             Division(1)                           Division(1)
Revenue                           $ 20,872      $ 9,866     $ 11,006    $ 63,842    $ 33,336     $ 30,506
Cost of revenue                      8,513        7,277        1,236      28,061      24,725        3,336
                                 ---------    ---------    ---------   ---------   ---------    ---------
    Gross margin                    12,359        2,589        9,770      35,781       8,611       27,170
Operating expenses:
    Research and development         3,067           --        3,067       8,307         146        8,161
    Selling, marketing and support   3,933        1,518        2,415      12,387       4,158        8,229
    General and administrative       2,040          451        1,590       6,348       1,520        4,829
    Restructuring charges               --           --           --       9,095          --        9,095
                                 ---------    ---------    ---------   ---------   ---------    ---------
         Total operating expenses    9,040        1,969        7,072      36,137       5,824       30,314
                                 ---------    ---------    ---------   ---------   ---------    ---------

Operating income (loss)              3,319          620        2,698        (356)      2,787       (3,144)

Gain on sale of Publishing
   Division                             --           --           --       6,671       6,671           --
Other income (expense), net             44           (5)          49          25           1           24
                                 ---------    ---------    ---------   ---------   ---------    ---------
   Income before income taxes        3,363          615        2,747       6,340       9,459       (3,120)
Provision for income taxes           1,164           --        1,164       2,991          --        2,991
                                 ---------    ---------    ---------   ---------   ---------    ---------

   Income (loss) from
   continuing operations            $2,199         $615      $ 1,583     $ 3,349     $ 9,459     $ (6,111)
                                 ---------    ---------    ---------   ---------   ---------    ---------
                                 ---------    ---------    ---------   ---------   ---------    ---------

(1) Includes actual results and pro forma adjustments

                                                              Page 8 of 19 pages

RESULTS OF OPERATIONS

     As an aid to understanding the Company's results, the following table sets forth, for the periods indicated, each line item of the Company's statement of income as a percentage of revenue.

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (percentage of revenue)
                                   (unaudited)

                                                Three Months Ended            Nine Months Ended
                                                      June 30,                     June 30,
                                            --------------------------   ---------------------------
                                              1995     1994      1994      1995      1994      1994
                                              ----     ----      ----      ----      ----      ----
                                             Actual   Actual      Pro     Actual    Actual      Pro
                                             ------   ------      ---     ------    ------      ---
                                                                 forma                         forma
                                                                 -----                         -----
Revenue                                      100.0%    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of revenue                                5.8      40.8      11.2       7.2      44.0      10.9
                                            ------    ------    ------    ------    ------    ------
Gross margin                                  94.2      59.2      88.8      92.8      56.0      89.1
Operating expenses:
Research and development                      32.4      14.7      27.9      33.4      13.0      26.8
Selling, marketing and support                27.5      18.8      21.9      29.1      19.4      27.0
General and administrative                    16.4       9.8      14.5      13.6       9.9      15.8
Restructuring charges                           --        --        --        --      14.3      29.8
                                            ------    ------    ------    ------    ------    ------
Total operating expenses                      76.3      43.3      64.3      76.1      56.6      99.4
                                            ------    ------    ------    ------    ------    ------

Operating income (loss)                       17.9      15.9      24.5      16.7      (0.6)    (10.3)
Gain on Sale of Publishing Division             --        --        --        --      10.5        --
Other income, net                              3.8        .2       0.5       4.1        --        .1
                                            ------    ------    ------    ------    ------    ------
Income (loss) before income taxes             21.7      16.1      25.0      20.8       9.9     (10.2)
Provision for income taxes                     6.5       5.6      10.6       6.2       4.7       9.8
                                            ------    ------    ------    ------    ------    ------

  Income (loss) from continuing operations    15.2      10.5      14.4      14.6       5.2     (20.0)

Loss from discontinued operations               --      (3.9)       --        --      (2.8)     (5.9)
                                            ------    ------    ------    ------    ------    ------
   Net Income (loss)                          15.2%      6.6%     14.4%     14.6%      2.4%    (25.9)%
                                            ------    ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------    ------

                                                             page 9 of 19 pages

REVENUE

     The Company's revenue for the three- and nine-month periods ended June 30, 1995 decreased by 36% and 43%, respectively, to $13,320,000 from $20,872,000 for the three-month period and to $36,643,000 from $63,842,000 for the nine-month period. These decreases are due to the inclusion of revenue from the Publishing Division for the prior year periods. On a pro forma basis, revenues increased 21.0% and 20.1% over the prior year's three- and nine-month periods, respectively. The fiscal 1995 increase in revenue was primarily the result of 29.7% (or $2,807,000), and 27.7% (or $7,215,000), increases in revenues generated by the core PC system-level software business as compared to the prior year's three- and nine-month periods. The OEM Consumer Software Division (OCSD) revenues increased 114.8% over a small base of revenue for the same nine month period in the prior year. Retail software products revenue, which results from a channel acquired with the purchase of Eclipse technology in 1993, continues to wind down as the Company focuses all its efforts in the OEM channel. Retail revenue for the quarter was less than $20,000.

GROSS MARGIN

     Gross margin increased by $190,000, or 2%, for the quarter ended June 30, 1995 over the corresponding quarter in 1994, and decreased by $1,769,000, or 5%, for the nine-month period ended June 30, 1995, as compared with the same period of fiscal 1994.

     Excluding the Publishing Division, gross margin amounts for the periods ended June 30, 1995 increased by 28.4% and 25.2%, respectively, over the prior year periods. The increased gross margin was realized as a result of the growth in revenues and lower cost of sales due to the elimination of commissions paid to certain United Kingdom companies, which were acquired by the Company in June 1994. The increases were partially offset by the sale of obsolete retail software products in fiscal 1995 at or below cost. Consequently, on a pro forma basis, total gross margin increased from 88.8% to 94.2%, and from 89.1% to 92.8% of revenue, respectively, for the three and nine-month periods in fiscal 1995 over the same periods in fiscal 1994.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses before the capitalization of internally developed software costs were 32.4% and 33.4% of revenue for the three- and nine-month periods ended June 30, 1995, compared to 14.7% and 13.0% for the fiscal 1994 periods. The amount of research and development expenses increased to $4,316,000 for the quarter ended June 30, 1995 from $3,067,000 for the same quarter in the prior year. For the nine month period, research and development expense increased to $12,248,000 from $8,307,000. The increased research and development is primarily due to increased staffing and related expenses, and the additional expense of the European operations acquired in June 1994.

     The Company capitalized approximately $482,000 and $1,053,000 of internally developed software costs for the three- and nine-month periods ended June 30, 1995, respectively, versus $647,000 and $1,947,000 for the same periods in 1994.

                                                            Page 10 of 19 pages

SELLING, MARKETING AND SUPPORT EXPENSES

     Costs related to selling, marketing and support decreased to $3,665,000 and $10,647,000 for the three months and nine months ended June 30, 1995 from $3,933,000 and $12,387,000 for the comparable periods in the prior year. The decreases are due to the exclusion of the Publising Division in Fiscal 1995.
On a pro forma basis, fiscal 1995 selling, marketing and support costs increased 51.8% and 29.4%, or $1,250,000 and $2,418,000, respectively, over the prior year periods. The increases are attributable to additional commissions paid on increased revenue and to the cost of expanding into the European market and were partially offset by a reduction in advertising costs for retail software products.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses of $2,178,000 for the third quarter of fiscal 1995 increased by 6.8% from $2,040,000 for the third quarter of fiscal 1994. For the nine-month period ended June 30, 1995, general and administrative expenses decreased 21.2% to $5,001,000 from $6,348,000 in the prior year. These lower expenses resulted from decreased facilities and communications costs, net of reserves, after of the relocation of the Company's headquarters from Massachusetts to California.

INCOME TAXES

     The Company recorded income tax provisions of $870,000 and $2,283,000 for the quarter and nine months ended June 30, 1995, respectively, as compared to $1,164,000 and $2,991,000 for the same periods in the prior year. The fiscal 1995 and 1994 provisions reflect effective rates of 30% and 47%, respectively. After elimination of tax effects due to the gain on the sale of the Publishing Division, restructuring charges, and tax provisions relating to the sale of the
Printer Software Division, the effective tax rate for fiscal 1994 is 31%.    The
slightly lower effective tax rate for 1995 primarily results from the recognition of deferred tax assets for which a valuation allowance was provided at September 30, 1994.

     Due to the uncertainty of realizing the tax benefit from its deferred tax assets in future tax returns, the current provision for income taxes reflects only the benefit which the Company anticipates realizing in the current fiscal year. The uncertainty is based on the fluctuations in the Company's historical earnings, the significance of the changes associated with the restructuring in 1994, and the annual expiration of portions of the tax benefits beginning this fiscal year. The Company reviews its valuation allowance on deferred tax assets each quarter.

                                                            Page 11 of 19 pages

FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION

     Current assets decreased $4,873,000 during the nine months ended June 30, 1995. The decrease is primarily attributable to a reduction of inventory of $591,000 and to several large cash payments made by the Company during the nine month period including (i) approximately $2.5 million in accrued employee compensation and other costs associated with the closing of the sale of the Printer Software business, (ii) the final $1,000,000 installment to IBM under the terminated SurePath distribution agreement, (iii) federal and state income tax payments totaling approximately $1,670,000, and (iv) the repurchase for $2,222,000 of 294,300 shares of Company common stock. Current assets increased during the third quarter due primarily to the increase in cash and short term investments

     Current liabilities decreased by $9,619,000 during the nine months ended June 30, 1995 to $14,069,000 from $23,688,000. The decrease is principally attributable to the cash payments described above and to a reduction in trade accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended June 30, 1995, the Company's cash and short-
term investments decreased by $3,322,000 to $30,567,000.   The decrease is
attributable to the cash payments discussed above. The Company expects funding requirements for fiscal 1995 to be met from its current cash position and future operations. In August 1994, the Company announced that its Board had authorized repurchase of up to 1,000,000 shares of its common stock for use in the Company's stock option plans and for general purposes. As of June 30, 1995, the Company had repurchased 294,300 shares pursuant to this program and retired 324,313 treasury shares. As a result of these transactions, the Company holds no treasury stock as of June 30, 1995.

     The Company has a $10,000,000 secured line of credit agreement with a domestic commercial bank. Due to the sale of the Publishing and Printer Software Divisions, the bank released its security interest in the assets of these divisions. The Company and the bank are negotiating an amendment to the agreement to make it an unsecured line. As of June 30, 1995, the Company had approximately $1.42 million outstanding against this credit line. The amount outstanding against the credit line is a 5.1% interest loan in Japanese Yen. The loan balance increased due to changes in the exchange rate.

                                                            Page 12 of 19 pages

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

               (a)  EXHIBITS.  See exhibit index beginning on page 15 hereof.

               (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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


                                   PHOENIX TECHNOLOGIES LTD.


                                   By:/s/Robert J. Riopel
                                      -------------------
                                       Robert J. Riopel
                                       Vice President, Finance and
                                       Chief Financial Officer and
                                       Duly authorized officer

                                   Date:  August 10, 1995


                                                             Page 14 of 19 pages

                                  EXHIBIT INDEX
                                  -------------

Exhibit                                                                     Page
-------                                                                     ----

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

10.7 Employment Agreement dated January 6, 1995 between the Company and Ronald D. Fisher.

10.8 Employment agreement dated June 9, 1994 between the Registrant and Jack Kay - filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 15, 1994 and incorporated herein by this reference.


                                                             Page 15 of 19 pages

10.9    Employment Agreement dated August 15, 1994, between the
        Registrant and Robert R. Langer - filed as Exhibit 10.10 to the 1994 Form 10-K and incorporated herein by this reference.

10.10 Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank -- filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (the "1991 Form 10-K") and incorporated herein by this reference.

10.11 1991 Employee Stock Purchase Plan - filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8, Registration No. 33-44211 filed on November 26, 1991 (the "1991 Employee Stock Purchase Plan") and incorporated herein by this reference.

10.12 1992 Equity Incentive Plan - filed with the Company's preliminary proxy materials filed on December 17, 1992 (the "1992 Equity Incentive Plan") and incorporated herein by this reference.

10.13 Amendment dated April 15, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.23 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

10.14 Amendment dated June 28, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.24 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

10.15 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.17 to the Company's Form 10-Q filed on February 14, 1994 and incorporated herein by this reference.

10.16 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as exhibit 10.18 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.17   Amendment Number 1 to the 1992 Equity Incentive Plan filed as exhibit 10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.18 Amendment Number 1 to the 1991 Employee Stock Purchase Plan filed as exhibit 10.20 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.19   Amendment No. 1 to Purchase Agreement by and between the
        Registrant and Softbank Corporation dated as of March 15, 1994 - filed as Exhibit 2.02 to the


                                                             Page 16 of 19 pages

        Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

10.20 Asset Purchase Agreement made as of September 30, 1994 by and between the Registrant and Xionics International Holdings, Inc.
        - filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated November 8, 1994 and incorporated herein by this reference.

10.21   1994 Equity Incentive Plan, as amended through December 12, 1994
        - filed as Exhibit 10.23 to the 1994 Form 10-K and incorporated herein by this reference.

10.22 Lease dated as of May 3, 1994 between the Company and the Equitable life Assurance Society of the United States - filed as
        Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (the "1994 Form 10-K") and incorporated herein by this reference.

11.1 Statement re computation of earnings per share (primary earnings per share).

11.2 Statement re computation of earnings per share (fully diluted earnings per share).


                                                             Page 17 of 19 pages