Form 10-K
period 1995-09-30
PHOENIX TECHNOLOGIES LTD
filed 1995-12-28
CIK 832767

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended                    Commission file number
        September 30, 1995                               0-17111
        ------------------                               -------

                            PHOENIX TECHNOLOGIES LTD.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                04-2685985
               --------                                --------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     2770 De La Cruz Boulevard, Santa Clara, California         95050-2624
     --------------------------------------------------     ---------------
     (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:   (408) 654-9000
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 1995, was $163,430,556 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ.

The number of shares of the registrant's Common Stock outstanding as of December 15, 1995 was 14,021,227.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1996 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.   BUSINESS

GENERAL

     Phoenix Technologies Ltd. was incorporated in the Commonwealth of Massachusetts on September 17, 1979, and was reincorporated in the State of Delaware on December 24, 1986. Unless the context indicates otherwise, the "Company" or "Phoenix" refers to Phoenix Technologies Ltd. and its subsidiaries.

     Phoenix designs, develops and markets essential software to manufacturers of personal computer products ("PCs"). This software presently consists of system software and related applications software products for PCs. The Company provides these products to PC manufacturers, PC peripheral equipment manufacturers, and system board manufacturers ("OEMs"). Phoenix's products permit OEMs to enter new markets quickly while enabling product differentiation and increasing system value. Phoenix system software products can reduce an OEM's product time to market, development risks, and support costs.

     The Company markets and licenses its products and services worldwide, primarily to OEMs. The Company's system software customers range from large PC manufacturers to small system integrators. The Company's revenue consists of license and engineering fees. Phoenix markets its products and services through a direct sales force, regional distributors, and sales representatives. Phoenix also promotes its products through Company newsletters and technical bulletins, coverage in trade and business press articles, advertising, and participation in industry trade shows and conferences.

     Rapid technological change and the frequent introduction of new products incorporating new technologies characterize the personal computer industry. The introduction of products embodying new technologies often results in the emergence of new industry standards, rendering existing products obsolete. To remain competitive, manufacturers must respond quickly to such technological changes. This rapid pace of PC industry change can benefit Phoenix as it provides a continuous flow of opportunities for the Company to provide high value technology and support to its customers. However, if the Company or its customers are unable, for technological or other reasons, to develop products in a timely manner in response to changes in the PC industry, the Company's business would be materially and adversely affected.

     The Company develops, and licenses (or purchases) from others, software products to market to PC OEMs. Because the PC industry is subject to rapid technological changes, the Company expects to continue to dedicate significant resources to the development and acquisition of new products and enhancements to existing products. However, there can be no assurance that the Company's product development efforts will be successful or, even if they are successful, that any resulting products will achieve market acceptance.

     Research and development costs from continuing operations, before the capitalization of internally developed software costs, were 25% of total revenue in fiscal 1995, and 11% in fiscal 1994 and 1993. On an actual dollar basis, these costs grew to $12,374,000 in fiscal 1995, a 35% increase from fiscal 1994. Fiscal 1994 research and development costs rose 30% from $7,045,000 in fiscal 1993. With respect to continuing operations, the Company capitalized approximately $1,336,000, $2,246,000, and $961,000, of internally developed software in fiscal 1995, 1994, and 1993, respectively. The Company believes continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements. As a result, the Company purchased or licensed additional technology related assets for use in its continuing operations in the amount of $338,000 in fiscal 1995, $405,000 in fiscal 1994, $7,145,000 in 1993 (a substantial portion of the 1993 amount was written off in fiscal 1994). These assets consist primarily of prepaid royalties under licenses from third parties for PC compatibility, sub-notebook and fax modem products.

     In fiscal 1995, none of the Company's customers accounted for more than 10% of total revenue. Packard Bell Corporation ("Packard Bell") and Compaq Computer Corporation ("Compaq") did, however, account for more than 10% of the Company's total revenue during fiscal years 1994 and 1993. Revenue from Packard Bell and its subsidiaries was $16,211,000 or 18.8% and $9,474,000 or 14.3% of revenue from continuing operations for fiscal years 1994 and 1993, respectively. Revenue from Compaq and its subsidiaries was $11,630,000 or 13.5% in fiscal 1994 and $15,455,000 or 23.3% of revenue from continuing operations in fiscal 1993. In fiscal 1995, 1994, and 1993, approximately 47%, 44%, and 45%, respectively, of the Company's revenue from continuing operations was attributable to customers
outside the United States.   For purposes of this report, revenue from
continuing operations includes all revenue from the Publishing Division and excludes revenue from the Printer Software Division.

     In December 1995, the Company announced that it had entered into a long-term technology licensing agreement with Intel Corporation ("Intel") under which Phoenix licensed key Phoenix desktop and server products to Intel. The agreement also provides for Phoenix and Intel to work closely to develop new product features and technologies to enhance the performance, functionality and ease-of-use of desktop and server systems. In addition to the technology agreement, Intel will invest approximately $10.9 million to purchase Phoenix stock representing 6% of the outstanding shares and a warrant to purchase an additional 7.2% of the outstanding shares. Both the continuation of the technology agreement and the sale of the stock and warrant are subject to approval by Intel and the Company of a detailed plan relating to the transition by Intel to Phoenix's systems software in 1996. While there are no assurances that the plan will be completed, the Company believes that the plan will be completed and approved on schedule by February 15, 1996.

DESCRIPTION OF BUSINESS

     The Company is divided into two related product groups: the PC system-level software group and the OEM consumer software group.

PC SYSTEM-LEVEL SOFTWARE: In the PC system-level software product area the Company develops and markets software products that enable PC, peripheral, and system board manufacturers to integrate existing and emerging industry standards and new technologies into PC platforms. The Company offers a complete line of system software, including BIOS (Basic Input/Output System) products, for desktop, portable, and special purpose PC systems based on the family of x86 microprocessors. The system software products include system BIOS products and configuration management software solutions for new x86 microprocessors, new system core logic chipsets, new system busses, video subsystems, keyboard controllers, power management chipsets, PCMCIA PC cards, flash read-only memory ("ROM") chips, and other emerging PC technologies.

     The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry have increased the complexity, time, and cost to develop system-level, firmware-based, configuration software products. The Company believes that OEM customers license the Company's system software products, rather than develop these products internally, in order to release products to market faster, diminish product development risks, reduce product development and support costs, and differentiate their system offerings with advanced features. A number of computer manufacturers develop their own BIOS products to achieve compatibility with other computers based on the IBM PC and to integrate new technologies. Price competition and time to market pressures are causing manufacturers to re-examine in-house development and deployment of their new systems. The Company believes there is an increasing trend of OEMs to outsource system software requirements to third parties.

     The demand for the Company's PC system software products depends principally on 1) PC manufacturers licensing rather than developing their own PC system software, 2) the sales success of the Company's OEM customers, 3) the emergence of new PC technologies requiring system-level software to achieve increased system functionality, user value, and performance, and (4) the functions and features offered in the Company's products compared to those of its competitors. Sales in the personal computer industry fluctuate from time to time based on numerous factors, including general economic conditions, capital spending levels, new product introductions and shortages of key components. In addition, the market for personal computers is intensely competitive, and the Company's OEM customers compete among themselves and with others.

     FISCAL 1995 DEVELOPMENTS: During fiscal 1995, Phoenix focused on expanding the capabilities of its PC firmware through enhancements to its core PhoenixBIOS
4.0 product, playing a significant role in new PC industry initiatives with Intel, Microsoft and IBM, developing and delivering Plug and Play firmware, enhancing its PCMCIA software and creating the PhoenixPICO product line for the emerging embedded "Special Purpose PC" system market.

     PHOENIXBIOS 4.0:   Phoenix introduced PhoenixBIOS 4.0 as its core desktop
systems firmware product at Fall Comdex `93. Since then, it has become the Company's most successful system firmware product. The Company believes the success of this product is attributable to its reliability and advanced features, including its fourth generation architecture and Plug and Play support. PhoenixBIOS 4.0 is designed to help PC manufacturers gain important market advantages, by decreasing the time it takes those manufacturers to get their products to market through increased reusability of firmware and compatibility with evolving PC standards.

     In fiscal 1995, Phoenix announced the PhoenixBIOS `95 extensions to PhoenixBIOS 4.0. PhoenixBIOS `95 is firmware that further improves the performance of desktop PCs and makes them easier for consumers to use. Advances include QuietBoot, MultiBoot, Optimal Configuration Technology, System Essentials, CD-ROM Boot and advanced Plug and Play capabilities including PCI/PCI bridge support.

     NOTEBIOS 4.0 AND ADVANCED SYSTEMS SOFTWARE AND APPLICATIONS FOR PORTABLE
SYSTEMS: Phoenix offers its NoteBIOS system software for use with portable or notebook computers. The product's capabilities include advanced power management, SMI support, Save to Disk, Plug and Play, Portable Pentium CPU support, and Smart Battery. The Company believes that a majority of notebook PCs shipped worldwide in fiscal 1995 with commercial BIOS were delivered with Phoenix's NoteBIOS. Phoenix worked with PC manufacturers to bring some of the first Microsoft Windows 95-based and Intel Pentium-based notebook PCs to market.

     During fiscal 1995, the Copmpany announced and began shipping NoteBIOS 4.0, Power Panel and Smart Battery Manager products. NoteBIOS 4.0 provides a highly modular, robust structure for the NoteBIOS product line based on the fourth generation of PhoenixBIOS core software. Power Panel is a Windows-based application that provides portable PC users with an advanced, intuitive, easy-to-use way to manage power use and battery life. Smart Battery Manager incorporates technology developed by Phoenix, DuraCell, Intel and Microsoft to extend battery life in portable PCs.

     PHOENIXCARD MANAGER PCMCIA SOFTWARE: Phoenix introduced PhoenixCard Manager version 4.0 at Fall Comdex `95 in November 1995. PhoenixCard Manager is a Phoenix's latest software for PCMCIA cards with an easy-to-use Windows-based user interface, automatic de-install features to remove old software, support for multifunciton cards, and event logging capabilities to reduce PCMCIA technical support costs. A number of major PC suppliers -- including IBM, Canon, Olivetti, Texas Instruments, and Toshiba -- licensed and shipped Phoenix's PC Card PCMCIA software.

     PHOENIXPICO: The PhoenixPICO product line provides system enabling and system enhancing software for Industrial, Hand-held, and Home Appliances in the emerging new Special Purpose PC market. Examples of these appliances are PDAs, Smart Phones, Point-of-Sale Terminals, Factory Automation Devices, Car Navigation Units, or Smart Home Entertainment (TV, stereo) units. Key alliances in fiscal 1995 include Intel, AMD, Geoworks (hand held operating systems), and Microsoft. PhoenixPICO BIOS provides leading edge PC software technology for these appliances, while PhoenixPICO Embedded Extensions provide unique and innovative software technologies to enhance these appliances. PhoenixPICO OAK (OEM Adaptation Kit) was launched in fiscal 1995, providing Special Purpose PC OEMs a self-contained kit that provides key system enabling and system enhancing software, plus educational tools on x86 architecture design, in a single package.

     LEADERSHIP IN MAJOR INDUSTRY INITIATIVES:     Phoenix has entered into a
number of major initiatives with industry leaders and standards-setting organizations to develop next generation, firmware-level software products. These initiatives include: (1) developing the Plug and Play system enumerator which was licensed to Microsoft Corporation ("Microsoft") for its Windows 95 operating system; (2) developing specifications and firmware for the new SmartBattery program with Duracell and Intel; (3) developing a CD Boot specification with IBM to allow direct PC system booting from CD-ROMs; and (4) developing the "CardBus" (PCMCIA 3.0) specifications as an executive member of the Personal Computer Memory Card International Association (PCMCIA).

     Phoenix's relationships with Intel, Microsoft, IBM, Compaq, and other industry leaders give the Company early access to new technology requirements, which the Company believes facilitates the development of its products. By building upon its core technology base, the Company is able to tailor its system software products to conform to the specific requirements of its OEM customers, allowing its customers to integrate new technologies and introduce their products to market more effectively.

     WORLDWIDE DEPLOYMENT SERVICES AND SUPPORT: To support its worldwide customer base, Phoenix employs over 200 BIOS engineers and has offices in Japan, Taiwan, England, California and Massachusetts. The Company's support services are provided by means of telephone and on-site service.

     COMPETITION: In marketing its PC system software products, the Company encounters competition from a number of domestic and foreign companies. These competitors range from small independent engineering businesses to in-house development organizations of companies with financial and engineering resources much larger than Phoenix. In addition, American Megatrends Inc. is Phoenix's primary competitor in the motherboard market and Systemsoft is the primary competitor of the Company in the PCMCIA and embedded PC system markets. The bases for competition for the PC system-level software business's products are primarily product performance and availability, engineering experience and expertise, product support, and price. Phoenix believes it competes favorably on these bases.

     REVENUE: Revenue attributable to the Company's PC system-level software products accounted for 91%, 41%, and 43% of the Company's revenue from continuing operations in fiscal 1995, 1994, and 1993, respectively.

PC APPLICATION SOFTWARE: In the PC application software product area, the Company develops, acquires and markets essential application software designed to bring new functionality to the consumer and small office/home office (SOHO) PC environment. The application software products are marketed through the OEM channel, which focuses on products that will be bundled by PC and peripheral card manufacturers addressing the consumer and SOHO markets.

     The OEM Consumer Software Group was established during fiscal 1994 to assist OEMs in integrating consumer applications with their products for sale to end-users. OEM Consumer Software Products are designed to let the OEM to differentiate its particular implementation of these products. Phoenix makes available to OEMs various marketing, development, deployment and customization services to enable OEM-specific characteristics or functionality and to otherwise accomplish OEM brand identification through differentiation. For example, Compaq contracted with Phoenix develop and deploy certain core OEM Consumer Software products for Compaq's MediaPilot user interface for several applications including telephone answering machine, fax and multimedia software.

     The OEM Consumer Software Group product line is focused on three primary product offerings:

     PHOENIX MUSE is a Windows 95 user interface development product that can be used as an alternative user interface to Windows 95 or to develop other applications, such as a software-based "welcome center". The product is designed to provide end users with the ability to instantly use their PCs and enhance the value of Windows 95 to novice users. Phoenix MUSE was also designed to give OEMs an economic multimedia based graphical interface which allows for branding their products through graphical and visual differentiation.

     PHOENIX TELEPHONY SUITE is a product which integrates fax, voicemail, speakerphone and address book capabilities in software for Windows 3.1 and Windows 95-based PC products. This product is designed to provide users with instant use of the communications capabilities of their PCs. This product is presently bundled with the IBM Aptiva and Acer Aspire systems.

     REVENUE: Revenue from the OEM Consumer Software Group's products represented 9% of Phoenix's total fiscal 1995 revenues from continuing operations, compared to 6% for fiscal 1994. In fiscal year 1993, revenue from these products was not material as a percentage of the Company's total revenue. During fiscal 1995, the Company discontinued the retail channel for application products, revenue from which was not material during any of the last three fiscal years.


SALE OF PUBLISHING AND PRINTER SOFTWARE DIVISIONS:

     During fiscal 1994, Phoenix disposed of majority interests in its Publishing and Printer Software Divisions as part of its strategy to refocus on essential enabling software for OEMs.

PUBLISHING DIVISION: Throughout fiscal 1994, the Company operated its Publishing Division (formerly named the Packaged Products Division), which provided technical publishing software, documentation and services for OEM licensees of Microsoft and IBM operating systems and other software. The division supplied the documentation and disk duplication services required for bundling software with OEM system offerings.

     In September 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank") for total cash consideration of $30,000,000. Also in September 1994, Softbank and the Company established a new entity, Phoenix Publishing Systems, Inc. ("PPSI"), and each contributed their respective interests in the Publishing Division to PPSI in exchange for 80% and 20%, respectively, of the equity of PPSI. PPSI assumed substantially all of the liabilities of the Division's business. The Company has certain rights to designate nominees to PPSI's board of directors and to require PPSI to purchase the PPSI shares owned by the Company at a price equal to the greater of $7.5 million or a performance-based price.

     By maintaining an ownership interest in the entity which acquired the Division, Phoenix can participate in any future growth of PPSI and continue to leverage the technologies now owned by PPSI to support the Company's customers, while freeing up new resources for advancing the Company's PC firmware and end user application software products.

     REVENUE:   Phoenix's revenue attributable to the Company's Publishing
Division accounted for 53% and 55% of the Company's total revenue from continuing operations in fiscal 1994 and 1993, respectively.

PRINTER SOFTWARE DIVISION Throughout 1994, the Company operated its Printer Software Division (formerly named the Peripherals Division) which designed, developed and supplied printer emulation software, page description languages, and controller hardware designs for the printer industry. In the printer market, where multiple standards exist, OEMs and software developers have been required to adapt their products to accommodate diverse page description languages, different font libraries and other printer standards. The business developed the PhoenixPage imaging software architecture to enable OEMs to design and manufacture printers that can support multiple page description languages (such as the PostScript language and the HP-PCL language), printer emulations, and font technologies. More than 40 printer manufactures have used PhoenixPage in their printer product lines.

     In November 1994, the Company sold all the assets of its Printer
Software Division. The Company received a promissory note in the principal amount of $4,849,000, collateralized by the assets sold and payable in twenty quarterly installments commencing January 15, 1997. Interest at 8% per year is payable quarterly. The Company also received a minority equity interest in the purchaser and the right to a future contingent payment based on operating performance. In fiscal 1995, the Company provided an additional loan of $350,000 to the purchaser. Subsequently, the Company participated in a stock offering to new and existing investors by exchanging $1,900,000 of principal under these two notes for additional shares. The Company has the right to convert up to $340,000 of additional principal into shares of stock on or before June 30, 1998. Because of the risk of collection, the Company will recognize proceeds from the note and contingent payment as cash payments are received. The current estimated fair market value of the shares, which has a book value of zero, is not significant.

     As was the case in the sale of the Publishing Division business, the maintenance of a minority ownership position in Xionics will let Phoenix participate in that business's future growth, while making new resources available for its remaining businesses.

     REVENUE: The consolidated financial statements were restated to reflect the Printer Software Division as a discontinued operation. Revenues from discontinued operations were $9,439,000 and $9,947,000 for fiscal 1994 and 1993, respectively. The net liabilities of discontinued operations of $724,000 and $5,203,000 at September 30, 1995 and 1994, respectively, consist primarily of accrued costs to be incurred in conneciton with the sale of the division, offset by accounts receivable. Payments were $4,479,000 and $223,000 in fiscal 1995 and 1994, respectively.


EMPLOYEES

     As of September 30, 1995, the Company employed 362 persons worldwide, of whom 231 are in research and development, 90 are in sales and marketing, and 41 are in finance and administration.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on trade secret, trademark and copyright laws and contractual agreements to protect its proprietary rights. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. The Company from time to time makes the source code for its products available to its customers for limited uses. The Company licenses its software products to its customers. Wide dissemination of the Company's software products makes protection of the Company's proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of the Company's products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying. At September 30, 1995, the Company had been issued one patent and had four patent applications pending.

     Although the Company believes that its products do not infringe on any copyright or other proprietary rights of third parties, there are currently significant legal uncertainties relating to the application of copyright and patent law in the field of software. The Company has no assurance that third parties will not obtain, or do not have, patents covering features of the Company's products, in which event the Company or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them. In recent years, there has been a marked increase in the number of patents applied for and issued with respect to software products.

     The Company makes certain of its application software products available pursuant to shrink-wrap licenses that are not signed by customers and, therefore, may be unenforceable under the laws of certain jurisdictions.


Item 2.   PROPERTIES

     The Company's principal offices are located in a 29,108 square foot building in Santa Clara, California which the Company leases pursuant to a lease expiring in December 1999. The Company has an option to extend the term of the lease for an additional 5 years. Minimum annual lease payments for the Santa Clara facility are approximately $237,521 plus certain additional costs.

     The Company also leases smaller office facilities in other locations including: Irvine, California; San Jose, California; Norwood, Massachusetts, Houston, Texas; Taipei, Taiwan; Tokyo, Japan; Guildford, England; and Archamps, France.


Item 3.   LEGAL PROCEEDINGS
          None.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the Nasdaq National Market under the symbol PTEC. The following table presents the high and low selling prices for the Company's Common Stock, as reported by Nasdaq, for the periods shown.


                                           HIGH       LOW
     --------------------------------------------------------
     Year ended September 30, 1995:
       First quarter                   $ 8.13    $ 5.38
       Second quarter                    8.50      6.13
       Third quarter                    10.75      6.75
       Fourth quarter                   14.38     10.25
     Year ended September 30, 1994:
       First quarter                   $ 5.00    $ 3.50
       Second quarter                    6.25      4.00
       Third quarter                     5.63      4.38
       Fourth quarter                    6.00      4.38

The number of record holders of the Company's common stock as of September 30, 1995, was approximately 324. The Company has never paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit agreement restricts the payment of cash dividends.

Item 6.   SELECTED FINANCIAL DATA


                                                                YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)           1995              1994        1993      1992      1991
------------------------------------------------------------------------------------------------------
                                                          PRO FORMA* ACTUAL
                                                          -----------------

Revenue:
  Software                                      $49,941   $40,589   $40,589   $29,651   $27,125   $25,117
  Publishing                                         --        --    45,584    36,662    33,237    22,100
                                                -------   -------   -------   -------   -------   -------
     Total revenue                               49,941    40,589    86,173    66,313    60,362    47,217
Income (loss) from continuing operations          8,815**   5,595    19,230     3,565     2,641    (2,088)
Net income (loss)                                 8,815**   5,595     6,794     2,599     2,186    (1,316)
Income (loss) per common share:
  Income (loss) from continuing operations        $0.58**   $0.40     $1.37     $0.26     $0.19    $(0.18)
  Net income (loss)                                0.58**    0.40      0.48      0.19      0.16     (0.11)


Cash and short-term investments                 $32,944   $33,889   $33,889    $8,122   $12,787   $19,055
Working capital                                  36,796    28,586    28,586    15,301    18,663    17,496
Total assets                                     62,390    63,235    63,235    51,616    42,296    41,855
Stockholders' equity                             50,418    39,446    39,446    31,481    27,644    23,930

  * EXCLUDING CHARGE FOR OTHER OPERATING EXPENSES, GAIN ON SALE OF PUBLISHING DIVISION, AND LOSS FROM DISCONTINUED OPERATIONS.
**   INCLUDES $1,300,000 OR $0.08 PER SHARE FOR NON-RECURRING TAX BENEFITS.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship to revenue of certain cost, expense and income items.

                                          YEAR ENDED SEPTEMBER 30,

                                                       1994
                                               ------------------
                                         1995  PRO FORMA    ACTUAL    1993
------------------------------------------------------------------------------
Revenue:
     License fees                        87.0%     86.0%     93.4%     94.6%
     Services                            13.0      14.0       6.6       5.4
                                        -----     -----     -----     -----
          Total revenue                 100.0     100.0     100.0     100.0
Cost of revenue:
     License fees                         7.3      10.0      43.8      41.4
     Services                            11.9      13.0       6.1       5.1
                                        -----     -----     -----     -----
          Total cost of revenue          19.2      23.0      49.9      46.5
                                        -----     -----     -----     -----
Gross margin                             80.8      77.0      50.1      53.5
Operating expenses:
     Research and development            22.1      16.6       8.0       9.2
     Sales and marketing                 28.7      27.0      19.2      21.5
     General and administrative          13.4      15.8       9.8      11.6
     Other operating expenses              --        --      10.6       2.2
                                        -----     -----     -----     -----
          Total operating expenses       64.2      59.4      47.6      44.5
                                        -----     -----     -----     -----
Income from operations                   16.6      17.7       2.5       9.0
     Gain on sale of Publishing Division   --        --      27.3        --
     Other income, net                    4.1       3.5       0.0       0.0
                                        -----     -----     -----     -----
Income before income taxes               20.7      21.2      29.8       9.0
     Provision for income taxes           3.0       7.4       7.5       3.6
                                        -----     -----     -----     -----
Income from continuing operations        17.7      13.8      22.3       5.4
Loss from discontinued operations          --        --      14.4       1.5
                                        -----     -----     -----     -----
Net income                               17.7%     13.8%      7.9%      3.9%
                                        -----     -----     -----     -----
                                        -----     -----     -----     -----



The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere in this report.

PRO FORMA RESULTS FOR FISCAL 1994 In fiscal 1994, the Company sold its Publishing and Printer Software Divisions. The Publishing Division accounted for 53% of fiscal 1994 revenue. The Printer Software Division was classified as discontinued operations. The pro forma results for fiscal 1994 exclude the charge for other operating expenses, reflect the elimination of the revenue and direct expenses for the Publishing Division, treat the sale of the Publishing Division as if it had occurred at the beginning of fiscal 1994, and exclude the loss from discontinued operations.

RESULTS OF CONTINUING OPERATIONS

REVENUE The Company's revenue is comprised of licenses of PC system-level and application software and engineering services to manufacturers and integrators of personal computers ("PC OEMs") and other special purpose computers or terminals using Intel X86 microprocessors. Prior to the sale of its Publishing and Printer Software Divisions, the Company sold technical publishing software and documentation to PC OEMs and system software for laser printers. In fiscal 1993 the Company acquired Eclipse Systems, Inc. ("Eclipse"), which marketed its software products through the retail channel. Eclipse was acquired for its technology, and the retail operations were discontinued in fiscal 1995.

     Revenue decreased 42% to $49,941,000 in fiscal 1995 from $86,173,000 in fiscal 1994 and increased 30% in fiscal 1994 from $66,313,000 in fiscal 1993. Revenue from the Company's core PC software products increased 24% and 34% in fiscal 1995 over fiscal 1994 and in fiscal 1994 over fiscal 1993, respectively. These increases were primarily due to adding new customers and increased revenues from existing customers. Prices have been relatively stable during the periods reported.

GROSS MARGIN Gross margin decreased 6% to $40,359,000 in fiscal 1995 from $43,152,000 in fiscal 1994 and increased 22% in fiscal 1994 from $35,497,000 for fiscal 1993. The decrease in 1995 reflects the sale of the Publishing Division, partially offset by the growth in the higher margin PC software business. As a percentage of revenue, gross margin increased to 81% in fiscal 1995 from 50% in fiscal 1994 and 54% in fiscal 1993. The increase in fiscal 1995 resulted from the sale of the lower margin Publishing Division in fiscal 1994. The decrease in fiscal 1994 is primarily the result of a reduction in per unit revenue in the Publishing Division.

     On a pro forma basis, gross margin as a percentage of revenue for the PC software business was 81% and 77% for fiscal 1995 and 1994, respectively. The increase in fiscal 1995 gross margin resulted from lower revenue from the retail channel, which has a lower gross margin caused in part by higher packaging and shipping costs. The retail business was discontinued in fiscal 1995.

RESEARCH AND DEVELOPMENT Research and development costs ("R&D"), before the capitalization of internally developed software, were 25% of total revenue in fiscal 1995 and 11% in fiscal 1994 and fiscal 1993. R&D as defined above grew to $12,374,000 in fiscal 1995, a 35% increase from $9,133,000 in fiscal 1994.
Fiscal 1994 costs increased 30% from $7,045,000 in fiscal 1993. The growth in R&D in fiscal 1995 and fiscal 1994 is primarily the result of increased investment, primarily additional employees, in the development of system-level software.

     The Company capitalized approximately $1,336,000, $2,246,000 and $961,000 of internally developed software costs in fiscal 1995, 1994 and 1993, respectively. The higher capitalization of internally developed software in fiscal 1994 versus fiscal 1995 and 1993 is primarily due to the development of several next generation system-level software and application software products designed to make it easier for OEMs to deploy new models of PCs and to make those PCs easier to use. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Costs related to sales and marketing decreased 14% in fiscal 1995 to $14,355,000 from $16,585,000 in fiscal 1994. Fiscal 1994 expenses increased 17% from $14,232,000 in fiscal 1993. The decrease in fiscal 1995 resulted from the sale of the Publishing Division. The growth in fiscal 1994 over fiscal 1993 is primarily attributable to increased advertising costs related to retail distribution of PC application software products. The growth is also the result of higher commission expense associated with higher revenue.

     The pro forma increase in fiscal 1995 is primarily due to additional sales and marketing personnel, increased commission expense on higher revenue volume, and increased promotion and trade show activity, particularly outside the United States.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses ("G&A") decreased 21% to $6,696,000 in fiscal 1995 from $8,460,000 in fiscal 1994.
Fiscal 1994 expenses increased 10% over 1993. The decrease in fiscal 1995 was primarily due to the sale of the Publishing Division, offset partially by increases in the cost of salaries and fringe benefits. The increase in fiscal 1994 over 1993 is primarily attributable to increased provisions for bad debts and increased management consulting expenses relating to the Company's expansion into the PC application software business. As a percent of revenue, G&A decreased to 13% in fiscal 1995 from 16% in the pro forma results for fiscal 1994. Actual G&A was 10% of fiscal 1994 revenue, as compared to the 12% rate for fiscal 1993. The reductions were due to the employment of fewer people and less use of outside services, resulting from improved operating efficiency.

OTHER OPERATING EXPENSES Other operating expenses in fiscal 1994 consist of a write-off of $6,777,000 of prepaid royalties and provision of $2,318,000 for the planned relocation of the Company's administrative and support functions, which occurred in fiscal 1995. Other operating expenses in fiscal 1993 consist of acquisition related charges.

INCOME TAXES The Company recorded an income tax provision of $1,483,000 in fiscal 1995 as compared to $6,420,000 in fiscal 1994 and $2,376,000 in fiscal 1993. The provision for fiscal 1995 includes an income tax benefit in the fourth quarter of $1,300,000 resulting from a decision to reduce the Company's valuation allowance related to its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" Statement No. 109 requires recognition of deferred tax assets when the probability of recovery is more likely than not. During fiscal 1995, the Company achieved a consistent level of pretax profits, thus improving the predictability of continued achievement of this level of profitability. This also allowed the Company to deduct a significant portion of the accruals provided in fiscal 1994 for restructuring and relocation.

     Taxable income from continuing operations in fiscal 1994 included the gain on the sale of the Publishing Division, which was partially offset by the accrual for other operating expenses. The provision for 1994 reflects the utilization of certain tax credits and the remaining net operating loss carryforwards. Prior to 1994, the provision primarily represented foreign withholding taxes, based on license fee revenues in certain foreign countries, for which tax credit utilization is subject to certain limitations.

FINANCIAL CONDITION

CHANGES IN FINANCIAL CONDITION The ratio of current assets to current liabilities increased 4.1-to-1 in fiscal 1995 from 2.2-to-1 in fiscal 1994, primarily as a result of reducing current liabilities by one-half in fiscal 1995. The cash used for these payments was generated primarily from operations. The Company also improved its days of sales outstanding in accounts receivable to 82 days as of September 30, 1995 from 108 days at the end of fiscal 1994 and received payment on the amount due from a related party. The reduction in inventory resulted primarily from the discontinuance of the Company's retail software business.

     The increases in other current assets and other assets are both due primarily to the reduction in the valuation allowance for deferred tax assets.

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in fiscal 1995. It did not have a material impact on the Company's financial condition or operating results.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash and short-term investments decreased by 3% to $32,944,000 at September 30, 1995 from $33,889,000 at
September 30, 1994. Cash provided by operating activities was $3,229,000 in fiscal 1995. Investing activities used $6,047,000 for short-term investments, purchases of property and equipment, and additions to computer software costs. Financing activities used $904,000 for repurchases of the Company's common stock and payment of notes payable, which was partially offset by proceeds from stock issuances under employee stock plans.

     The Company expects funding requirements for fiscal 1996 and the foreseeable future to be met from its current cash position and future operations. In fiscal 1994, the Company initiated a plan to repurchase up to 1,000,000 shares of its common stock for use in the Company's stock option plans and for general corporate purposes. During fiscal 1995, the Company repurchased 369,300 shares and retired 399,313 shares.

     The Company has a $10,000,000 unsecured line of credit agreement with a domestic commercial bank. There were no borrowings under the line as of September 30, 1995.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements which are filed as a part of Item 14 of this report are incorporated herein by this reference:

          Consolidated Balance Sheets as of September 30, 1995 and 1994.

          Consolidated Statements of Operations for the years ended September 30, 1995, 1994 and 1993.

          Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

          Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995, 1994 and 1993.

          Notes to Consolidated Financial Statements.

          Report of Independent Accountants.

          Selected Quarterly Financial Data.

Item 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of the Company will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1996 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference.

     The executive officers of the Company, each of whom serve at the discretion of the Board of Directors, as of the date of this Form 10-K are as follows:

Name                Age  Position
----                ---  --------
Jack Kay            49   President and Chief Executive Officer

Robert J. Riopel    53   Vice President, Finance, Chief Financial
                         Officer and Treasurer

Gayn B. Winters     52   Vice President, Engineering and
                         Chief Technology Officer

David A. Everett    52   Vice President, Worldwide Field Operations

     Mr. Kay joined the Company as Vice President of Worldwide Sales in May 1990. In January, 1992, he was appointed Senior Vice President and Chief Operating Officer. In June, 1994, he was promoted to President and Chief Operating Officer. Effective October 1, 1995, Mr. Kay was promoted to President and Chief Executive Officer.

     Mr. Riopel joined the Company as Vice President, Finance, Chief Financial Officer, and Treasurer in February 1995. For two years before joining the Company, Mr. Riopel was Senior Vice President, Finance and Administration and Chief Financial Officer for OpenVision Technologies, Inc., a developer of system management software for client-server systems. From 1989 to 1993, Mr. Riopel served as vice president, finance for the international division of Silicon Graphics, Inc.

     Dr. Winters joined the Company as Vice President, Engineering and Chief Technology Officer in August 1995. For more than five years before joining the Company, Dr. Winters worked for Digital Equipment Corporation, a leading supplier of computer systems, most recently as Group Engineering Manager and Corporate Consulting Engineer.

     Mr. Everett joined the Company as Vice President, Worldwide Field Operations, in December 1995. From 1993 until joining the Company, Mr. Everett was Executive Vice President, Sales and Marketing, for Syquest Technology, a manufacturer of Winchester removable cartridge disk drives. From 1984 to 1993, Mr. Everett was employed by Wyse Technology, a worldwide supplier of video display and computer products, in sales and marketing positions, most recently as its Senior Vice President, Sales and Corporate Marketing.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representations that no other reports were required, if any, the filing requirements of Section 16(a) applicable to its officers, directors and 10% Stockholders were satisfied, except that the Form 3 for Dr. Winters was filed 21 days late.

Item 11.  EXECUTIVE COMPENSATION

          The information required by this section is incorporated by reference from the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this section is incorporated by reference from the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this section is incorporated by reference from the Proxy Statement.



                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.        FINANCIAL STATEMENTS

                              Consolidated Balance Sheets as of September
                         30, 1995 and 1994.

                              Consolidated Statements of Operations for the
                         years ended September 30, 1995, 1994 and 1993.

                              Consolidated Statements of Cash Flows for the
                         years ended September 30, 1995, 1994 and 1993.

                              Consolidated Statements of Stockholders'
                         Equity for the years ended September 30, 1995, 1994 and 1993.

                              Notes to Consolidated Financial Statements.

                              Report of Independent Accountants.

                              Selected Quarterly Financial Data.

               2.        FINANCIAL STATEMENT SCHEDULES

                              Schedule II - Valuation and Qualifying
                         Accounts

                        Report of Independent Accountants

     All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto.

               3.        EXHIBITS

          2.1 Agreement and Plan of Reorganization dated January 31, 1992, as amended February 27, 1992, by and among the Registrant, Phoenix Merger Corporation and Quadtel Corporation, and related documents - filed as Exhibit 2.01 to the Company's Form 8-K filed on March 16, 1992 and incorporated herein by this reference.

          3.1 Certificate of Incorporation of the Company, as amended - filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-21793 (the "S-1"), and incorporated herein by this reference.

          3.2 By-laws of the Company, as amended - filed as Exhibit 3.2 to the S-1 and incorporated herein by this reference.

          3.3 Certificate of Correction to the Company's Certificate of Incorporation - filed as Exhibit 3.3 to Amendment No. 2 to the S-1 ("Amendment No. 2") and incorporated herein by this reference.

          3.4 Certificate of Amendment to the Company's Certificate of Incorporation - filed as Exhibit 3.4 to Amendment No. 2 and incorporated herein by this reference.

          3.5 Certificate of Correction to the Company's Certificate of Incorporation - filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K") and incorporated herein by this reference.

          3.6 Certificate of Correction to the Company's Certificate of Incorporation - filed as Exhibit 3.7 to the 1988 Form 10-K and incorporated herein by this reference.

          3.7 Certificate of Designation of the Company's Series A Junior Participating Preferred Stock - filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 31, 1989 (the "October 31, 1989 Form 8-K"), and incorporated herein by this reference.

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

          10.4 Employment agreement dated June 9, 1994 between the Registrant and Jack Kay - filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 15, 1994 and incorporated herein by this reference.

          10.5 Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank -- filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991 (the "1991 Form 10-K") and incorporated herein by this reference.

          10.6 1992 Equity Incentive Plan - filed with the Company's preliminary proxy materials filed on December 17, 1992 (the "1992 Equity Incentive Plan") and incorporated herein by this reference.

          10.7 Amendment dated April 15, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.23 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

          10.8 Amendment dated June 28, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.24 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

          10.9 Replication Agreement dated March 15, 1993 between the Company and Microsoft Corporation and Amendments One, Two, Three and Four thereto, filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by this reference.

          10.10 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.17 to the Company's Form 10-Q filed on February 14, 1994 and incorporated herein by this reference.

          10.11 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as exhibit 10.18 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

          10.12 Amendment Number 1 to the 1992 Equity Incentive Plan filed as exhibit 10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

          10.13 Amendment Number 1 to the 1991 Employee Stock Purchase Plan filed as exhibit 10.20 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

          10.14 Amendment No. 1 to Purchase Agreement by and between Phoenix Technologies Ltd. and Softbank Corporation dated as of March 15, 1994 - filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

          10.15 Asset Purchase Agreement made as of September 30, 1994 by and between the Registrant and Xionics International Holdings, Inc. - filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated November 8, 1994 and incorporated herein by this reference.

          10.16 Lease dated as of May 3, 1994 between the Company and the Equitable life Assurance Society of the United States - filed as Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994.

          10.17 1994 Equity Incentive Plan, as amended by the Board of Directors through September 28, 1995.

          10.18 Amended and Restated Employee Stock Purchase Plan, as amended by the Board of Directors through December 6, 1995.

          10.19     Employment offer letter between the Company and Gayn B.
                    Winters.

          10.20 Loan Modification Agreement dated January 25, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company.

          10.21 Third Amendment dated as of June 8, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company.

          10.22 Amendment dated as of June 30, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company.

          10.23 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA.

          11.1 Statement re computation of earnings per share (primary earnings per share).

          11.2 Statement re computation of earnings per share (fully diluted earnings per share).

          21.1      Subsidiaries of the Company.

          23.1      Consent of Independent Accountants.

          27        Financial Data Schedule


                    (b)       REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1995.


                    (c)       EXHIBITS FILED

                    See listing under Item 14(a)(3) above for a list of Exhibits filed with this report.

                    (d)       FINANCIAL STATEMENT SCHEDULES

                    See Schedule II - Valuation and Qualifying Accounts for the Three Years Ended September 30, 1995.

                           CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,
                                                           1995         1994
-------------------------------------------------------------------------------
                                     ASSETS
Current assets:
     Cash and short-term investments                 $ 32,944,000 $ 33,889,000
     Accounts receivable, net of allowances
          of $430,000 in 1995 and $657,000 in 1994     12,064,000   12,316,000
     Receivable from related party                             --    3,768,000
     Inventory                                             53,000      849,000
     Other current assets                               3,637,000    1,452,000
                                                     ------------ ------------
          Total current assets                         48,698,000   52,274,000
Property and equipment, net                             2,625,000    2,307,000
Computer software costs, net                            3,823,000    3,392,000
Other assets                                            7,244,000    5,262,000
                                                     ------------ ------------
          Total assets                               $ 62,390,000 $ 63,235,000
                                                     ------------ ------------
                                                     ------------ ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings                           $         -- $  1,241,000
     Accounts payable                                   1,645,000    3,443,000
     Payroll related liabilities                        2,536,000    2,462,000
     Accrued license fees and royalties                   889,000    1,214,000
     Other accrued liabilities                          2,296,000    4,209,000
     Income taxes payable                               2,765,000    3,993,000
     Relocation accrual                                 1,047,000    1,923,000
     Net liabilities of discontinued operations           724,000    5,203,000
                                                     ------------ ------------
          Total current liabilities                    11,902,000   23,688,000
Other liabilities                                          70,000      101,000
                                                     ------------ ------------
          Total liabilities                            11,972,000   23,789,000
                                                     ------------ ------------
Commitments
Stockholders' equity:
     Preferred stock, $.10 par value,
          500,000 shares authorized,none issued                --           --
     Common stock, $.001 par value,
          20,000,000 shares authorized, 13,927,801
          and 13,435,077 shares issued at September
          30, 1995 and 1994                                14,000       13,000
     Additional paid-in capital                        53,710,000   49,839,000
     Accumulated deficit                               (3,232,000)  (9,843,000)
     Treasury stock at cost, none and 30,013
          shares at September 30, 1995 and 1994                --     (563,000)
     Accumulated translation adjustment                   (74,000)          --
                                                     ------------ ------------
          Total stockholders' equity                   50,418,000   39,446,000
          Total liabilities and stockholders' equity $ 62,390,000 $ 63,235,000
                                                     ------------ ------------
                                                     ------------ ------------


SEE ACCOMPANYING NOTES.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                              YEAR ENDED SEPTEMBER 30,
                                                                                        1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
     License fees                                                                  $ 43,448,000   $ 34,913,000   $ 26,055,000
     Services                                                                         6,493,000      5,676,000      3,596,000
     Publishing                                                                              --     45,584,000     36,662,000
                                                                                   ------------   ------------   ------------
          Total revenue                                                              49,941,000     86,173,000     66,313,000
Cost of revenue:
     License fees                                                                     3,633,000      4,053,000      2,798,000
     Services                                                                         5,949,000      5,270,000      3,387,000
     Publishing                                                                              --     33,698,000     24,631,000
                                                                                   ------------   ------------   ------------
          Total cost of revenue                                                       9,582,000     43,021,000     30,816,000
                                                                                   ------------   ------------   ------------
Gross margin                                                                         40,359,000     43,152,000     35,497,000
Operating expenses:
     Research and development                                                        11,038,000      6,887,000      6,084,000
     Sales and marketing                                                             14,355,000     16,585,000     14,232,000
     General and administrative                                                       6,696,000      8,460,000      7,709,000
     Other operating expenses                                                                --      9,095,000      1,482,000
                                                                                   ------------   ------------   ------------
          Total operating expenses                                                   32,089,000     41,027,000     29,507,000
                                                                                   ------------   ------------   ------------
Income from operations                                                                8,270,000      2,125,000      5,990,000
     Gain on sale of Publishing Division                                                     --     23,538,000             --
     Interest income, net                                                             1,725,000        213,000        253,000
     Other income (expense), net                                                        303,000       (226,000)      (302,000)
                                                                                   ------------   ------------   ------------
Income before income taxes                                                           10,298,000     25,650,000      5,941,000
     Provision for income taxes                                                       1,483,000      6,420,000      2,376,000
                                                                                   ------------   ------------   ------------
Income from continuing operations                                                     8,815,000     19,230,000      3,565,000
Discontinued operations:
     Loss from discontinued operations (after income tax
          benefits of $1,199,000 and $644,000 respectively)                                  --     (1,792,000)      (966,000)
     Loss on disposal (after income tax benefit of $425,000)                                 --    (10,644,000)            --
                                                                                   ------------   ------------   ------------
Net Income                                                                         $  8,815,000   $  6,794,000   $  2,599,000
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

Income (loss) per common share:
     Income from continuing operations                                             $       0.58   $       1.37   $       0.26
     Loss from discontinued operations                                                       --          (0.89)         (0.07)
                                                                                   ------------   ------------   ------------
Net income per common share                                                        $       0.58   $       0.48   $       0.19
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

Weighted average number of common and common
     equivalent shares outstanding                                                   15,103,000     14,050,000     13,702,000
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------


SEE ACCOMPANYING NOTES.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED SEPTEMBER 30,
                                                                                        1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
     Net income                                                                    $  8,815,000   $  6,794,000    $ 2,599,000
     Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation and amortization                                               3,050,000      5,401,000      5,586,000
          Provision for doubtful accounts                                                60,000        351,000             --
          Gain on sale and leaseback                                                   (152,000)      (152,000)      (152,000)
          Equity interest in subsidiary                                                (170,000)            --             --
          Deferred income taxes                                                      (1,300,000)            --             --
          Gain on sale of Publishing Division                                                --    (23,538,000)            --
          Provision for loss on discontinued operations                                      --     10,006,000             --
          Write-off of prepaid royalties and capitalized software                            --      6,777,000      1,482,000
          Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
               Decrease (increase) in accounts receivable                               192,000     (6,375,000)    (4,492,000)
               Decrease in related party receivable                                   3,768,000             --             --
               Increase in inventory, other current assets
                    and other assets                                                   (351,000)    (2,310,000)    (1,333,000)
               Increaes (decrease) in accounts payable, accrued
                    payroll and relocation, and other liabilities                    (4,869,000)     4,460,000       (814,000)
               Increase (decrease) in income taxes payable                           (1,335,000)     2,991,000         68,000
               Decrease in net liabilities of discontinued
                    operations                                                       (4,479,000)      (223,000)            --
                                                                                   ------------   ------------   ------------
                    Total adjustments                                                (5,586,000)    (2,612,000)       345,000
                                                                                   ------------   ------------   ------------
Net cash provided by operations                                                       3,229,000      4,182,000      2,944,000
Cash flows from investing activities:
     Proceeds from sale of Publishing Division                                               --     30,000,000             --
     Maturity of short-term investments                                              23,086,000      1,000,000             --
     Purchases of short-term investments                                            (25,863,000)    (4,370,000)    (1,000,000)
     Purchases of property and equipment                                             (1,596,000)    (1,787,000)    (1,837,000)
     Investments and acquisitions, net of cash acquired                                      --     (1,467,000)      (628,000)
     Additions to computer software costs:
          Internally developed software                                              (1,336,000)    (2,246,000)    (2,566,000)
          Purchased and licensed software                                              (338,000)    (3,060,000)    (2,951,000)
     Purchase of publishing rights                                                           --       (838,000)      (758,000)
                                                                                   ------------   ------------   ------------
Net cash provided (used) by investing activities                                     (6,047,000)    17,232,000     (9,740,000)
Cash flows from financing activities:
     Proceeds from stock purchases under stock option
          and employee stock purchase plans                                           3,317,000      1,171,000      1,238,000
     Repurchase of common stock                                                      (2,980,000)            --             --
     Repayment of short-term borrowings                                              (1,241,000)      (188,000)      (107,000)
                                                                                   ------------   ------------   ------------
Net cash provided by financing activities                                              (904,000)       983,000      1,131,000
                                                                                   ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                                 (3,722,000)    22,397,000     (5,665,000)
Cash and cash equivalents at beginning of fiscal year                                29,519,000      7,122,000     12,787,000
                                                                                   ------------   ------------   ------------
Cash and cash equivalents at end of fiscal year                                    $ 25,797,000   $ 29,519,000    $ 7,122,000
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

SEE ACCOMPANYING NOTES.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     THREE YEARS ENDED SEPTEMBER 30, 1995
                                                      ADDITIONAL                                    ACCUMULATED      TOTAL
                                           COMMON       PAID-IN      ACCUMULATED       TREASURY     TRANSLATION  STOCKHOLDERS'
                                            STOCK       CAPITAL       DEFICIT           STOCK        ADJUSTMENT      EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1992                $12,000    $47,431,000   $(19,236,000)     $(563,000)     $      --    $27,644,000
     Stock purchases under stock
          option and stock purchase
          plansN 566,452 shares              1,000      1,237,000             --             --             --      1,238,000
     Net income                                 --             --      2,599,000             --             --      2,599,000
                                           -------    -----------   ------------      ---------      ---------    -----------
Balance, September 30, 1993                 13,000     48,668,000    (16,637,000)      (563,000)            --     31,481,000
     Stock purchases under stock
          option and stock purchase
          plansN 424,389 shares                 --      1,171,000             --             --             --      1,171,000
     Net income                                 --             --      6,794,000             --             --      6,794,000
                                           -------    -----------   ------------      ---------      ---------    -----------
Balance, September 30, 1994                 13,000     49,839,000     (9,843,000)      (563,000)            --     39,446,000
     Stock purchases under stock
          option and stock purchase
          plans--892,037 shares              1,000      3,317,000             --             --             --      3,318,000
     Cancellation of 30,013
          treasury shares                       --       (213,000)      (350,000)       563,000             --              0
     Repurchase and cancellation of
          369,300 shares                        --     (1,126,000)    (1,854,000)            --             --     (2,980,000)
     Tax benefit on employee
          sales of stock                        --      1,893,000             --             --             --      1,893,000
     Net income                                 --             --      8,815,000             --             --      8,815,000
     Translation adjustment                     --             --             --             --        (74,000)       (74,000)
                                           -------    -----------   ------------      ---------      ---------    -----------
Balance, September 30, 1995                $14,000    $53,710,000   $ (3,232,000)     $       0      $ (74,000)   $50,418,000
                                           -------    -----------   ------------      ---------      ---------    -----------
                                           -------    -----------   ------------      ---------      ---------    -----------

SEE ACCOMPANYING NOTES.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF OPERATIONS

Phoenix Technologies Ltd. designs, develops and markets system-level and application software products. Prior to the divestitures of the Publishing and Printer Software Divisions in fiscal 1994, the Company also sold technical publishing software and documentation, and printer software.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1995 presentation.

REVENUE RECOGNITION. The Company's revenue is derived from license and engineering fees and packaged software sales, primarily to original equipment manufacturers (OEMs). License fees for system software are recorded as revenue when the products have been delivered to the OEMs. The amount of revenue recognized under minimum license fee arrangements with extended payment terms is restricted to payments due within 90 days. Certain license agreements for new and customized products provide for customer acceptance periods that typically run for 30 days. Revenues on such products are recognized when accepted by the OEMs as determined by the Company.

     Additional per copy license fees are recognized when the OEM ships products incorporating the Company's software in excess of the quantity covered by the initial license fee. Customers entering into license agreements with the Company for customized products are typically charged engineering fees that vary according to the amount of engineering work performed. Engineering fees are recognized as revenue when contractual milestones are met or on a time and materials basis. Revenue from sales of packaged products are recognized and the related royalty expenses are accrued when the products are shipped. Maintenance revenues are recognizable ratably over the contract period. Revenue generated by independent representatives in certain international markets is recorded net of the related commissions.

     Allowances for uncollectable amounts, returns and credits are recorded in the same period as the related revenues. At the time the Company recognizes revenues from the license or sale of software products, no significant vendor obligations remain, and the costs of insignificant support obligations are accrued.

INVESTMENTS. Investments in certain highly liquid securities with maturities of less than three months are considered cash equivalents. Investment securities consist of U.S. Treasury and agency notes and municipal bonds with original maturities generally ranging from three months to one year. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1994. The adoption of Statement No. 115 had no effect on the Company's financial position and results of operations. The Company classifies its investment securities as held-to-maturity because, as provided in Statement No. 115, it has the ability and intent to hold them until maturity. Such securities are reported at amortized cost.

CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company does not require collateral for trade receivables, but related credit risk is limited due to the Company's large number of customers and their geographic dispersion. As of September 30, 1995 and 1994, no customer accounted for 10% or more of accounts receivable.

INVENTORIES. Inventories, primarily finished goods, are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives, typically three to five years. Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the related lease. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

COMPUTER SOFTWARE COSTS. Computer software costs consist of internally developed and purchased or licensed software. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed in the period incurred unless they qualify for capitalization. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method or a ratio of current revenues to total anticipated revenues.

     The Company evaluates the net realizable value of computer software costs on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

INCOME TAXES. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. This accounting method was adopted in fiscal 1994, and it is similar to the Company's prior method, Statement No. 96, except that under the prior method, no recognition is given to future events other than the recovery of assets and settlements of liabilities.

NET INCOME (LOSS) PER COMMON SHARE. Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each year. Dilutive common equivalent shares consist of stock options and are calculated using the treasury stock method. In loss periods, common stock equivalents are not used in the calculation. Fully diluted earnings per share are not materially different from reported primary earnings per share.

STOCK OPTIONS. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and applies to fiscal years beginning after December 15, 1995. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE 3. CASH AND INVENTORIES

Cash and short-term investments were comprised as follows:

                                                 SEPTEMBER 30,
                                           1995               1994
     -----------------------------------------------------------------
     Cash and cash equivalents        $ 25,797,000        $ 29,519,000
     Short-term investments              7,147,000           4,370,000
                                      ------------        ------------
                                      $ 32,944,000        $ 33,889,000
                                      ------------        ------------
                                      ------------        ------------

The carrying and market values of investments as of September 30, 1995 were as follows:


                                                                HELD-TO-MATURITY
                                                --------------------------------------------
                                                 CARRYING         UNREALIZED    UNREALIZED       FAIR
                                                   VALUE            GAINS         LOSSES         VALUE
     ----------------------------------------------------------------------------------------------------
     U.S. Government and Agency obligations      $ 5,156,000       $ 7,000        $ 2,000     $ 5,161,000
     Bankers' acceptances                            998,000            --             --         998,000
     Commercial paper                                993,000            --             --         993,000
                                                 -----------       -------        -------     -----------
                                                 $ 7,147,000       $ 7,000        $ 2,000     $ 7,152,000
                                                 -----------       -------        -------     -----------
                                                 -----------       -------        -------     -----------

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             SEPTEMBER 30,
                                                          1995          1994
     --------------------------------------------------------------------------
     Equipment                                        $ 7,833,000   $ 7,808,000
     Furniture and fixtures                             2,808,000     2,600,000
     Leasehold improvements                             1,258,000     1,079,000
                                                      -----------   -----------
                                                       11,899,000    11,487,000
     Less accumulated depreciation and amortization     9,274,000     9,180,000
                                                      -----------   -----------
                                                      $ 2,625,000   $ 2,307,000
                                                      -----------   -----------
                                                      -----------   -----------

     Depreciation and amortization expenses totaled $1,278,000, $1,860,000 and $1,944,000 for fiscal 1995, 1994 and 1993, respectively.

NOTE 5. COMPUTER SOFTWARE COSTS

Computer software costs in the amounts of $1,674,000, $2,933,000 and $9,771,000 were capitalized during the years ended September 30, 1995, 1994 and 1993, respectively. These costs consist of $1,336,000, $2,478,000 and $2,566,000 of internally developed software and $338,000, $455,000 and $7,205,000 of purchased or licensed software costs for fiscal 1995, 1994 and 1993, respectively. Included in the above amounts are $232,000 and $1,605,000 of internally developed software costs and $50,000 and $60,000 of purchased or licensed software costs related to the discontinued printer software operation for fiscal 1994 and 1993, respectively.

     Amortization charged to costs of revenue in fiscal 1995, 1994 and 1993 totaled $1,244,000, $825,000 and $1,225,000, respectively. Amortization charged to discontinued operations for 1994 and 1993 was $1,604,000 and $1,321,000, respectively. In addition, the Company wrote off computer software costs of $6,777,000 in fiscal 1994 and $1,482,000 in fiscal 1993 in connection with a terminated distribution agreement and reclassified net computer software costs of $1,584,000 related to the discontinued printer software operation. Accumulated amortization at September 30, 1995 and 1994 totaled $1,128,000 and $4,733,000, respectively.

NOTE 6. UNSECURED LINE OF CREDIT

At September 30, 1995, there were no outstanding borrowings on the Company's $10,000,000 unsecured bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 1%. The agreement contains various covenants which require the Company to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. A commitment fee of $25,000 was paid in fiscal 1995 and 1994.

     The Company made interest payments of $69,000, $79,000 and $35,000 for fiscal 1995, 1994 and 1993, respectively.

NOTE 7. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in fiscal 1994, and there was no cumulative effect adjustment recorded as a result of the change. The components of the provision for income taxes from continuing operations are as follows:


                                                               YEAR ENDED SEPTEMBER 30,
                                                           1995           1994           1993
     ------------------------------------------------------------------------------------------
     Current:
          Federal, net of tax benefit on NOL
               carryforward of $16,742,000 in 1994    $   294,000    $ 2,958,000    $   593,000
          State                                            96,000      1,486,000        304,000
          Foreign                                       2,393,000      2,081,000      1,479,000
     Deferred:
          Federal                                              --        (87,000)            --
          State                                                --        (18,000)            --
     Change in valuation allowance                     (1,300,000)            --             --
                                                      -----------    -----------     ----------
                                                      $ 1,483,000    $ 6,420,000    $ 2,376,000
                                                      -----------    -----------     ----------
                                                      -----------    -----------     ----------

The loss from discontinued operations provided a current federal and state income tax benefit which was utilized against the current tax provision from continuing operations. The benefit provided in fiscal 1994 and 1993 was $1,199,000 and $644,000, respectively. The Company made income tax payments of $1,125,000, $181,000 and $188,000 in fiscal 1995, 1994 and 1993, respectively.

     Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:



                                                                     YEAR ENDED SEPTEMBER 30,
                                                               1995            1994          1993
     -----------------------------------------------------------------------------------------------
     Tax at U.S. federal statutory rate                    $ 3,501,000    $ 8,721,000    $ 2,020,000
     State taxes, net of federal tax benefit                    66,000        969,000        201,000
     Foreign withholding taxes                               1,959,000      1,411,000      1,000,000
     Temporary deductible items recognized currently        (2,784,000)            --             --
     Tax benefit of net operating loss carryforwards                --     (3,639,000)      (868,000)
     R&D tax credit utilized                                        --     (1,116,000)            --
     Other nondeductible expenses                               41,000         74,000         23,000
     Change in valuation allowance                          (1,300,000)            --             --
                                                           -----------    -----------    -----------
          Provision for income taxes                       $ 1,483,000    $ 6,420,000    $ 2,376,000
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------

     The components of net deferred tax assets and liabilities are as follows:

                                                            September 30,
                                                        1995             1994
     -------------------------------------------------------------------------
     Deferred tax assets:
          Foreign tax credits                          $ 2,735,000   $ 585,000
          R&D tax credits                                1,009,000     884,000
          Minimum tax carryforward                         566,000     566,000
          Reserves and accruals                          1,617,000   5,243,000
          Depreciation                                   1,223,000     952,000
          Net operating loss carryforward                  814,000          --
          Revenue recognition                                   --     751,000
               Total                                     7,964,000   8,981,000
          Less valuation allowance                       3,185,000   7,715,000
               Net deferred tax assets                   4,779,000   1,266,000
     Deferred tax liabilities:
          Capitalized software, net                      1,479,000   1,266,000
          Other                                                 --     104,000
               Total deferred tax liability              1,479,000   1,370,000
               Net deferred tax assets (liabilities)    $3,300,000   $(104,000)

     Due to the uncertainty surrounding the timing of the realization of the benefit of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against otherwise recognizable net deferred tax assets.

     Prior to fiscal 1994, the Company took foreign tax withholding as a deduction because of limitations on taking them as a credit. In previous years, the Company has shown a deferred tax asset equal to the potential additional benefit of amending previous returns to use the withholding amounts as credits, creating a tax credit carryforward and offsetting it against current taxes. The potential credits are beginning to expire, and the Company has significant other unused tax credits, and, therefore, reduced deferred tax assets and the valuation allowance by the amount thereof.

     At September 30, 1995, the Company had available for federal income tax purposes tax credit carryforwards, some of which expire on various dates. The foreign tax credits expire in 1999 and 2000, the R&D tax credits expire in the years 2001 through 2010, and the net operating loss carryforward expires in 2010.

NOTE 8. COMMITMENTS

The Company leases office facilities under operating leases. Total rent expense was $1,673,000, $2,672,000 and $2,149,000 in fiscal 1995, 1994 and 1993, respectively.

     At September 30, 1995, future minimum operating lease payments are required as follows:

     ------------------------------------------------
     1996                                 $ 1,970,000
     1997                                   1,362,000
     1998                                     667,000
     1999                                     238,000
     2000                                      59,000
                                          -----------
     Total minimum lease payments         $ 4,296,000
                                          -----------
                                          -----------

NOTE 9. STOCKHOLDERS' EQUITY

PREFERRED STOCK. As of September 30, 1995 and 1994, no preferred stock was issued and outstanding.

SHAREHOLDER RIGHTS PLAN. The Company has a stockholder rights plan which provides existing stockholders with the right to purchase one one-hundredth (0.01) preferred share for each share of common stock held in the event of certain changes in the Company's ownership. These rights may serve as a deterrent to certain abusive takeover tactics which are not in the best interests of stockholders.

STOCK OPTION PLANS. Under the 1994 Equity Incentive Plan (the "1994 Plan"), as amended and approved by stockholders at the February 7, 1995 annual meeting, 1,000,000 shares were reserved for issuance. In September 1995, the Board of Directors further amended the 1994 Plan to increase the share reserve by an additional 500,000 shares; shareholder approval of such increase will be sought at the 1996 annual meeting of shareholders. Except to the extent that options remain outstanding under prior plans, the 1994 Plan replaced all prior option plans and all shares which were or become available for grant under any prior option plan are added to the 1994 Plan. The 1994 Plan provides for the grant of nonqualified and incentive stock options, as well as restricted stock and stock bonus awards, to employees, officers, consultants and independent contractors; nonemployee members of the Board of Directors are eligible for grants of nonqualified stock options only. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair market value of the shares on the date of grant. To date all grants have been made at fair market value or greater. Options vest over a period determined by the Board of Directors, generally four years, and have a term not exceeding 10 years.

     Activity in the Company's stock option plans was as follows:

                                                                 PRICE RANGE OF
                                                    SHARES       STOCK OPTIONS
     --------------------------------------------------------------------------
     Shares under option, September 30, 1992      3,103,290     $0.450-$  9.375
     Options granted                                405,350     $4.000-$  5.250
     Options exercised                             (463,296)    $1.350-$  4.250
     Options canceled                              (220,560)    $1.500-$  9.375
                                                  ---------
     Shares under option, September 30, 1993      2,824,784     $0.450-$  9.375
     Options granted                              1,421,800     $3.875-$  7.875
     Options exercised                             (282,588)    $0.450-$  4.500
     Options canceled                              (359,680)    $2.380-$  9.375
                                                  ---------
     Shares under option, September 30, 1994      3,604,316     $0.450-$  9.375
     Options granted                                477,000     $6.750-$ 12.875
     Options exercised                             (821,721)    $0.450-$  9.375
     Options canceled                              (292,674)    $2.380-$  9.375
                                                  ---------
     Shares under option, September 30, 1995      2,966,921     $0.450-$ 12.875
                                                  ---------
                                                  ---------

     At September 30, 1995, the number of shares exercisable under stock option plans was 1,769,985, and 467,025 shares were available for grant.

STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the

Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 1995, 352,715 shares had been issued under the ESPP and 147,285 shares remained reserved for future issuance.


NOTE 10. ACQUISITIONS AND INVESTMENTS

On June 30, 1994, the Company purchased certain assets of two related United Kingdom companies. The acquisition was recorded using the purchase method of accounting; accordingly, the purchase price, which was insignificant, was allocated to the assets based on their estimated fair market values at the date of acquisition.

     In fiscal 1993, the Company acquired substantially all of the assets, and assumed certain liabilities, of its Japanese distributor. Also in fiscal 1993, the Company acquired substantially all the assets and assumed certain liabilities of a company that supplied fax/modem software through the retail and direct channels. Both acquisitions were recorded using the purchase method of accounting. Goodwill associated with the acquisitions was approximately $1,558,000 and is being amortized on a straight-line basis over seven years. Amortization expense was $236,000, $226,000 and $56,000 in fiscal 1995, 1994 and 1993, respectively. In fiscal 1993, $1,482,000 of capitalized software costs made redundant by these acquisitions was written off.

     The operating results of these acquisitions have been included in the consolidated financial statements from the date of acquisition and are not material in relation to the Company's consolidated financial statements. Pro forma statements of operations prior to the acquisition dates would not differ significantly from reported results.

NOTE 11. DISCONTINUED OPERATIONS AND DIVESTITURES

PRINTER SOFTWARE DIVISION. In November 1994, the Company sold all the assets of its Printer Software Division. The Company received a promissory note in the principal amount of $4,849,000, collateralized by the assets sold and payable in twenty quarterly installments commencing January 15, 1997. Interest at 8% per year is payable quarterly. The Company also received a minority equity interest in the purchaser and the right to a future contingent payment based on operating performance. In fiscal 1995, the Company provided an additional loan of $350,000 to the purchaser. Subsequently, the Company participated in a stock offering to new and existing investors by exchanging $1,900,000 of principal under these two notes for additional shares. The Company has the right to convert up to $340,000 of additional principal into shares of stock on or before June 30, 1998. Because of the risk of collection, the Company will recognize proceeds from the note and contingent payment as cash payments are received.
The current estimated fair market value of the shares, which has a book value of zero, is not significant.

     The consolidated financial statements were restated to reflect the Printer Software Division as a discontinued operation. Revenues from discontinued operations were $9,439,000 and $9,947,000 for fiscal 1994 and 1993, respectively. The net liabilities of discontinued operations of $724,000 and $5,203,000 at September 30, 1995 and 1994, respectively, consist primarily of accrued costs to be incurred in connection with the sale of the division, offset by accounts receivable. Payments were $4,479,000 and $223,000 in fiscal 1995 and 1994, respectively.

PUBLISHING DIVISION. In fiscal 1994, the Company also sold 80% of its Publishing Division for cash payments of $30,000,000 to Softbank Corporation of Japan ("Softbank"). The Company recognized a pre-tax gain of $23,538,000 on the transaction. Softbank and the Company each contributed their respective interests in the net assets of the Publishing Division to Phoenix Publishing Systems, Inc. ("PPSI"); and the Company received 20% of the capital stock of PPSI. There is a put and call on the 20% interest, exercisable from September 30, 1997 to September 30, 1999, for the greater of $7,500,000 or an amount based on PPSI's operating performance. The Company accounts for its interest in PPSI under the equity method of accounting. The resulting related party receivable of $3,768,000 at September 30, 1994 was collected from PPSI in fiscal 1995.

     The following unaudited pro forma information for fiscal 1994 reflects how the disposition might have affected the statement of operations if the divestiture had taken place as of the beginning of the fiscal year.

                                                     AS REPORTED     PRO FORMA
     --------------------------------------------------------------------------
     Revenue                                          $86,173,000   $40,589,000
     Gross margin                                      43,152,000    31,266,000
     Operating income                                   2,125,000     7,176,000
     Income from continuing operations                 19,230,000     5,595,000
     Income from continuing operations per share      $      1.37   $      0.40

     The pro forma results exclude the gain on the sale of the Publishing Division and the non-recurring other operating expenses of $9,095,000 described in Note 12 and include interest income on the proceeds of the sale and income from the Company's equity interest in PPSI. Revenue attributable to the Publishing Division for fiscal years 1994 and 1993 was $45,584,000 and $36,662,000, respectively.

OTHER INVESTMENTS. Included in other assets at September 30, 1995 and 1994 is $2,388,000 of equity and other investments in Softbank, Inc., a joint venture company formed to distribute software products on compact disks. In fiscal 1995, the Company exchanged its investment in Softbank, Inc. for the right to put the investment to its joint venture partner for $2,310,000, plus 7% annual interest, or for an amount based upon the valuation of a subsidiary of another jointly owned company in an initial public stock offering should that offering occur. The investment is recorded at cost, and any gain will be recorded upon realization.

NOTE 12. OTHER OPERATING EXPENSES

Other operating expenses in fiscal 1994 include the write-off of $6,777,000 of non-refundable advance royalties in connection with its termination of an agreement to distribute a BIOS and other software for IBM. Also included in other operating expenses in fiscal 1994 is a provision of $2,318,000 related to the relocation of the Company's headquarters from Massachusetts to California which occurred in fiscal 1995. In fiscal 1995, $876,000 of the accrual was paid. The remaining liability at September 30, 1995 relates primarily to termination benefits and lease payments. Other operating expenses in fiscal 1993 consist of acquisition related charges.


NOTE 13. INTERNATIONAL INFORMATION

The Company licenses its products worldwide. Export revenues were made principally to the following geographic areas:

                             YEAR ENDED SEPTEMBER 30,
                        1995           1994           1993
     --------------------------------------------------------
     Asia/Pacific   $16,246,000    $12,884,000    $10,042,000
     Europe           3,258,000      9,962,000     12,695,000
                    -----------    -----------    -----------
                    $19,504,000    $22,846,000    $22,737,000
                    -----------    -----------    -----------
                    -----------    -----------    -----------

A summary of foreign operations, principally represented by locations in the Asia/Pacific region, is presented below.

                               YEAR ENDED SEPTEMBER 30,
                             1995        1994         1993
     --------------------------------------------------------
     Revenue             $4,108,000  $16,366,000   $8,143,000
     Operating income     1,136,000    2,751,000      768,000
     Income before taxes  1,304,000    2,754,000      778,000
     Identifiable assets  6,777,000    3,430,000    5,334,000

     In fiscal 1995, no customer accounted for 10% or more of revenue. In fiscal 1994, revenue from Packard Bell and its subsidiaries was $16,211,000 or 19% of revenue, and revenue from Compaq Computer Corporation and its subsidiaries was $11,630,000 or 14% of revenue. In fiscal 1993, revenue from Compaq Computer and its subsidiaries was $15,455,000 or 23% of revenue, and revenue from Packard Bell and its subsidiaries was $9,474,000 or 14% of revenue.

NOTE 14. RETIREMENT PLAN

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. Company contributions to date have not been material. The Company does not offer post-retirement benefits.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Phoenix Technologies Ltd.:

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the three fiscal years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. as of September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ending September 30, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ Coopers & Lybrand L.L.P.
San Jose, California
October 27, 1995

                            PHOENIX TECHNOLOGIES LTD.

                       SUPPLEMENTAL FINANCIAL INFORMATION


SELECTED QUARTERLY FINANCIAL DATA

     (IN THOUSANDS EXCEPT PER SHARE DATA)    YEAR ENDED SEPTEMBER 30, 1995
     QUARTER ENDED                       DEC. 31   MAR. 31   JUNE 30  SEPT. 30
     -------------------------------------------------------------------------
     Revenue                             $11,119   $12,204   $13,320   $13,297
     Gross margin                          9,040     9,844    10,879    10,596
     Income from operations                1,730     1,992     2,390     2,154
     Net income                            1,569     1,738     2,030     3,474
     Net income per share                   0.11      0.12      0.13      0.22



                                             YEAR ENDED SEPTEMBER 30, 1994
     QUARTER ENDED                       DEC. 31   MAR. 31   JUNE 30  SEPT. 30
     -------------------------------------------------------------------------
     Revenue                             $20,115   $22,855   $20,872   $22,331
     Gross margin                          9,120     9,806     9,803    10,370
     Income (loss) from continuing
       operations                          1,548      (398)    2,199    15,881
     Net income (loss)                     1,220    (1,046)    1,383     5,237
     Income (loss) per share from
       continuing operations                0.11     (0.03)     0.16      1.11
     Net income (loss) per share            0.09     (0.08)     0.10      0.37

Quarterly information related to the Company's statements of operations prior to the fourth quarter of fiscal 1994 has been reclassified for discontinued operations.

                            PHOENIX TECHNOLOGIES LTD.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1995



                         Balance at  Charged to     Charged                                       Balance
Allowance for             Beginning  Costs and      to other                                     at end of
Doubtful Accounts          of Year    Expenses      Accounts   Deductions(1)     Recoveries        Year
-----------------        ----------  ----------     --------   -------------     ----------      ---------
Year Ended              $   657,000   $  60,000     $329,000    $   785,000       $169,000       $430,000
  September 30, 1995

Year Ended                1,548,000     351,000      320,000      1,623,000         61,000        657,000
  September 30, 1994

Year Ended                1,858,000          --       71,000        391,000         10,000      1,548,000
  September 30, 1993

------------------------

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.

                        REPORT OF INDEPENDENT ACCOUNTANTS


     Our report on the consolidated financial statements of Phoenix Technologies Ltd. is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        /s/ Coopers & Lybrand L.L.P.


San Jose, California
October 27, 1995

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PHOENIX TECHNOLOGIES LTD.


                                   By: /s/ Jack Kay
                                      --------------------------------------
                                      Jack Kay
                                      President and Chief Executive Officer
                                   Date:  December 28, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jack Kay                                    /s/ Robert J. Riopel
----------------------------------------        ------------------------------
Jack Kay                                        Robert J. Riopel
Director and Principal Executive Officer        Principal Finance and
                                                Accounting Officer

Date:  December 28, 1995                        Date:  December 28, 1995

                                                /s/ Lawrence G. Finch
----------------------------------------        ------------------------------
Charles Federman                                Lawrence G. Finch
Director                                        Director

Date:  December __, 1995                        Date: December 28, 1995

/s/ Ronald D. Fisher                            /s/ Lance E. Hansche
----------------------------------------        ------------------------------
Ronald D. Fisher                                Lance E. Hansche
Director                                        Director

Date:  December 28, 1995                        Date:  December 28, 1995

/s/ Anthony P. Morris
----------------------------------------
Anthony P. Morris
Director

Date:  December 28, 1995