Form 10-Q
period 1995-12-31
PHOENIX TECHNOLOGIES LTD
filed 1996-02-14
CIK 832767

                                      UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549
                                         FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               -----------------
                                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
                (Exact name of Registrant as specified in its charter)

              Delaware                                   04-2685985
---------------------------------------   ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

         2770 De La Cruz Boulevard, Santa Clara, California 95050
         --------------------------------------------------------
        (Address of principal executive offices, including zip code)

                               (408) 654-9000
                               --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X       NO
                                     ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                     14,070,727
---------------------------------------   ------------------------------------
              Class                          Number of shares Outstanding at
                                                    December 31, 1995

                         Exhibit Index is on Page 12

                          PHOENIX  TECHNOLOGIES  LTD.

                                 FORM 10-Q

                                   INDEX

                                                                 PAGE
                                                                 ----
PART  I.          FINANCIAL  INFORMATION

   Item 1.   Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
               December 31, 1995 and September 30, 1995 . . . .   3

               Condensed Consolidated Income Statements
               Three Months Ended December 31, 1995 and 1994. .   4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended December 31, 1995 and 1994. .   5

               Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . .   6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . .   8

PART  II.         OTHER INFORMATION

   Item 6.   Exhibits and Report on Form 8-K. . . . . . . . . .   10
               A.  Exhibits . . . . . . . . . . . . . . . . . .   10
               B.  Report on form 8-K . . . . . . . . . . . . .   10


PART  I.    FINANCIAL  INFORMATION

Item 1.     Financial Statements


                         PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except share and per share amounts)
                              (unaudited)


                                                      December 31,   September 30,
                                                         1995            1995
                                                      -----------    -------------


                        ASSETS

Current assets:
 Cash and short-term investments                       $   34,438       $   32,944
 Accounts receivable, net of allowances of $458 at
  December 31, 1995 and $430 at September 30, 1995         12,740           12,064
 Other current assets                                       4,424            3,690
                                                      -----------    -------------
   Total current assets                                    51,602           48,698
Property and equipment, net                                 3,018            2,625
Computer software costs, net                                4,207            3,823
Non-current deferred tax asset                              2,195            2,195
Other assets                                                4,508            5,049
                                                      -----------    -------------
   Total assets                                        $   65,530       $   62,390
                                                      -----------    -------------
                                                      -----------    -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $    1,115       $    1,645
 Payroll related liabilities                                1,975            2,536
 Other accrued liabilities                                  5,578            4,956
 Income taxes payable                                       3,404            2,765
                                                      -----------    -------------
  Total current liabilities                                12,072           11,902
Other liabilities                                             120               70
Stockholders' equity:
Preferred stock, $.10 par value, 500,000 shares
 authorized, none issued                                       --               --
Common stock, $.001 par value, 20,000,000 shares
 authorized, 14,070,727 issued at December 31, 1995
 and 13,927,801 at September 30, 1995                          14               14
Additional paid-in capital                                 54,632           53,710
Accumulated deficit                                        (1,165)          (3,232)
Accumulated translation adjustment                           (143)             (74)
                                                      -----------    -------------
    Total stockholders' equity                             53,338           50,418
                                                      -----------    -------------
    Total liabilities and stockholders' equity         $   65,530       $   62,390
                                                      -----------    -------------
                                                      -----------    -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except per share amounts)
                                (unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                                ---------------------
                                                                1995             1994
                                                                ----             ----
Revenues:
 License fees                                                  $ 12,238      $  9,775
 Services                                                         2,007         1,344
                                                           ------------   -----------
   Total revenue                                                 14,245        11,119
Cost of revenues:
 License fees                                                     1,334           765
 Services                                                         1,605         1,314
                                                           ------------   -----------
   Total cost of revenue                                          2,939         2,079
                                                           ------------   -----------
Gross margin                                                     11,306         9,040
Operating expenses:
 Research and development                                         3,073         2,548
 Sales and marketing                                              3,286         3,380
 General and administrative                                       2,483         1,382
                                                           ------------   -----------
  Total operating expenses                                        8,842         7,310
                                                           ------------   -----------
Income from operations                                            2,464         1,730
Interest income, net                                                446           312
Other income (expense), net                                         (43)          200
                                                           ------------   -----------
Income before income taxes                                        2,867         2,242
Provision for income taxes                                          800           673
                                                           ------------   -----------
Net income                                                     $  2,067      $  1,569
                                                           ------------   -----------
                                                           ------------   -----------

Net income per common share                                    $   0.14      $   0.11
                                                           ------------   -----------
                                                           ------------   -----------
Weighted average number of common and
 common equivalent shares outstanding                            15,307        14,775
                                                           ------------   -----------
                                                           ------------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PHOENIX TECHNOLOGIES LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)

                                                                Three Months Ended
                                                                   December 31,
                                                                ---------------------
                                                                1995             1994
                                                                ----             ----

Cash flows from operating activities:
 Net income                                                    $  2,067        $1,569
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                  1,020           653
   Equity interest in subsidiary                                     --          (200)
   Change in operating assets and liabilities
    Accounts receivable                                            (676)       (1,160)
    Other current assets and other assets                          (709)        2,815
    Accounts payable                                               (530)         (889)
    Accrued payroll                                                (561)         (113)
    Other accrued liabilities                                       585        (4,230)
    Income taxes payable                                            661        (1,445)
                                                           ------------   -----------
      Total adjustments                                            (210)       (4,569)
                                                           ------------   -----------
   Net cash provided by (used in) operating activities            1,857        (3,000)

Cash flows from investing activities:
 Maturities of short-term investments                             4,281         3,579
 Purchases of short-term investments                            (11,732)      (14,431)
 Purchases of property and equipment                               (815)         (464)
 Additions to computer software costs                              (470)         (280)
                                                           ------------   -----------
   Net cash used in investing activities                         (8,736)      (11,596)

Cash flows from financing activities:
 Proceeds from exercise of common stock options and
  issuance of stock under employee stock purchase plan              922           423
 Purchase of treasury stock                                          --          (833)
                                                           ------------   -----------
   Net cash provided by (used in) financing activities              922          (410)
                                                           ------------   -----------
Decrease in cash and cash equivalents                            (5,957)      (15,006)

Cash and cash equivalents at beginning of period                 25,797        29,519
                                                           ------------   -----------
Cash and cash equivalents at end of period                      $19,840       $14,513
                                                           ------------   -----------
                                                           ------------   -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATMENTS.
                     PHOENIX TECHNOLOGIES LTD.

       NOTES  TO  CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS

1.    Basis of  Presentation

      Phoenix Technologies Ltd. (the "Company"), designs, develops and markets system-level and application software products.

      The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at December 31, and September 30, 1995, and the results of operations and the cash flows for the three-month periods ended December 31, 1995 and 1994. All significant intercompany accounts and transactions have been eliminated. The operating results for the three month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996 or for any other future period.

      Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation. These reclassifications had no effect on net income or earnings per share for 1995.

2.    Cash and Short-term Investments

      Cash and short-term investments consist of the following (in thousands):


                                                 DECEMBER 31,      SEPTEMBER 30,
                                                    1995               1995
                                                 ------------      -------------
      Cash and cash equivalents                      $ 19,840           $ 25,797
      Short-term investments                           14,598              7,147
                                                 ------------      -------------
                                                     $ 34,438           $ 32,944
                                                 ------------      -------------
                                                 ------------      -------------

      Investments in certain highly liquid securities with maturities of less than ninety days are considered cash equivalents. Investment securities consist of U.S government and agency obligations, bankers' acceptances, and commercial paper with original maturities generally ranging from three months to one year. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on December

31, 1994. The adoption of Statement No. 115 had no effect on the Company's financial position and results of operations. The Company classifies its investment securities as held-to-maturity because, as provided in Statement No. 115, it has the ability and intent to hold them until maturity. Such securities are reported at amortized cost.

3.    Net Income Per Common Share

      Net income per common and common equivalent share is computed using weighted average number of common and dilutive common equivalent shares outstanding during each year. Dilutive common equivalent shares resulting from outstanding stock options are calculated using the treasury stock method. Fully diluted earnings per share are not materially different from reported primary earnings per share.

4.    Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company does not require collateral for trade receivables, but related credit risk is limited due to the Company's large number of customers and their geographic dispersion. As of December 31, 1995 and September 30, 1995, no customer accounted for 10% or more of accounts receivable.

5.    Income Taxes

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

6.    Stock Options

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and applies to fiscal years beginning after December 15, 1995. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE. Revenue increased by $3.1 million (28%) to $14.2 million in the first fiscal quarter of 1996 compared to revenues of $11.1 million for the comparable period in fiscal 1995. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base as
well as repeat sales to existing customers.    As a percentage of revenue,
international sales increased to 60% in the first fiscal quarter of 1996 from 49% for the comparable period in fiscal 1995. The increase in international revenue was primarily due to increased revenue in Japan and Asia.

GROSS MARGIN. Gross margin as a percent of revenue decreased in the first fiscal quarter of 1996 to 79% of net revenues, as compared to 81% of revenue for the comparable period in fiscal 1995. License fee gross margin decreased in the first fiscal quarter of 1996 to 89% of net revenues, as compared to 92% of net revenue for the comparable period in fiscal 1995, primarily due to increases in royalty expense and amortization of capitalized computer software cost.

The increase of service revenue as a percent of total revenues during the first quarter of fiscal 1996 also contributed to a lower total gross margin percentage.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.6 million (21%) to $3.1 million for the first fiscal quarter of 1996 from $2.5 million for the comparable period in fiscal 1995. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software.

The Company capitalized $0.5 million of internally developed software costs in the first fiscal quarter of 1996 as compared to $0.3 million for the comparable period in fiscal 1995. Such amounts were offset by amortization of capitalized software costs of $0.5 million in the first fiscal quarter of
1996 and $0.2 million for the comparable period in fiscal 1995.   The Company
believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased by $0.1 million (3%) to $3.3 million in the first fiscal quarter of 1996 compared to $3.4 million for the comparable period in fiscal 1995. The decrease resulted primarily from the absence in fiscal 1996 of advertising expenses related to products marketed through the retail channel. The Company discontinued
retail distribution in fiscal 1995.   The decrease in advertising expenses
from the prior year was partially offset by additional commissions paid in the first fiscal quarter of 1996 on an increased revenue base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $1.1 million (80%) to $2.5 million in the first fiscal quarter of 1996 compared to $1.4 million for the comparable period in fiscal 1995. The increase resulted primarily from an increase in facilities expenses associated with the Company's new facilities in California as well as an greater recruiting expenses associated with headcount growth.

PROVISION FOR INCOME TAXES. The Company recorded an income tax provision of $0.8 million in the first fiscal quarter of 1996 compared to $0.7 million for the comparable period in fiscal 1995. The fiscal 1996 provision reflects an
estimated annualized effective tax rate of 28%.   The effective tax rate for
fiscal 1995 was adjusted in the fourth quarter to 26% (before adjustment to the deferred tax asset valuation allowance). The higher tax rate in fiscal 1996 reflects the reduction of available deferred tax assets from the prior year.

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1995, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $34.4 million and available borrowing of $10 million under a revolving credit facility with a commercial bank. No amounts under this revolving credit facility were outstanding as of December 31, 1995. That facility expired in January 1996 and the Company and the bank are negotiating a definitive agreement to extend the credit facility. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months

Net cash generated from operating activities in the first fiscal quarter of 1996 was $1.9 million, resulting primarily from cash provided by net income, adjusted for depreciation, an increase in accrued income taxes and other accrued liabilities. This increase is partially offset by increases in accounts receivable, other current assets, other assets and decreases in accounts payable, accrued payroll. Net cash used in investing activities in the first fiscal quarter of 1996 was $8.7 million which consisted primarily of purchases of short-term investments of $11.7 million and purchases of property and equipment of $0.9 million for use in the Company's operations which was partially offset by maturities of short term investments of $4.4 million. Cash generated from financing activities in the first fiscal quarter of 1996 was from the net proceeds from the exercise of stock options and issuance of stock under the Company's employee stock purchase plan.

The Company announced a major technology and license agreement with Intel Corporation during the first fiscal quarter of 1996. In addition, Intel will invest approximately $10.9 million to acquire Phoenix Technologies' common stock and a warrant to buy additional stock of the Company. Under the terms of the equity agreement, Intel will purchase 894,971 newly issued, unregistered shares at a per share price of $11.71, representing 6% of Phoenix's post transaction shares. The warrrant will cover 1,073,965 shares which vests with an escalating exercise price over four years.

PART II.   OTHER  INFORMATION

Item 6.  Exhibits and Report on Form 8-K.

                (a)   EXHIBITS.  See exhibit index beginning on page 12 hereof.

                (b)   REPORT ON FORM 8-K

                      Report on Form 8-K filed on January 2, 1996, reporting under Item 4, Change in Registrant's Certifying Accountant

                           SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PHOENIX TECHNOLOGIES LTD.

Date:  FEBRUARY 14, 1996                      By:/s/Robert J. Riopel
                                                    Robert J. Riopel
                                                    Vice President, Finance and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
-------

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

10.16 Lease dated as of May 3, 1994 between the Company and the Equitable life Assurance Society of the United States - filed as
      Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994 - filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K") and incorporated herein by this reference.

10.17 1994 Equity Incentive Plan, as amended by the Board of Directors through September 28, 1995 - filed as Exhibit 10.17 to the 1995 10-K and incorporated herein by this reference.

10.18 Amended and Restated Employee Stock Purchase Plan, as amended by the Board of Directors through December 6, 1995 - filed as Exhibit
      10.18 to the 1995 10-K and incorporated herein by this reference.

10.19 Employment offer letter between the Company and Gayn B. Winters - filed as Exhibit 10.19 to the 1995 10-K and incorporated herein by this reference.

10.20 Loan Modification Agreement dated January 25, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit 10.20 to the 1995 10-K and incorporated herein by this reference.

10.21 Third Amendment dated as of June 8, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit 10.21 to the 1995 10-K and incorporated herein by this reference.

10.22 Amendment dated as of June 30, 1995 to the Line of Credit
      Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit 10.22 to the 1995 10-K and incorporated herein by this reference.

10.23 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA - filed as Exhibit 10.23 to the 1995 10-K and incorporated herein by this reference.

10.24 Agreement dated December 18, 1995 between Intel Corporation and the Company (confidential treatment requested).

10.25 Common Stock and Warrant Purchase Agreement dated as of December 18, 1995 by and between the Company and Intel Corporation.

11.1 Statement re computation of earnings per share (primary earnings per share).