Form 10-Q
period 1996-03-31
PHOENIX TECHNOLOGIES LTD
filed 1996-05-15
CIK 832767

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period              to             .
                          ------------     ------------

Commission file number 0-17111
                       -------

                             PHOENIX  TECHNOLOGIES  LTD.
                             ----------------------------
                (Exact name of Registrant as specified in its charter)

         Delaware                                 04-2685985
- ----------------------------------   ---------------------------------------
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

              YES    X            NO
                   -------            -------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                     15,037,063
- ----------------------------------           -------------------------------
         Class                              Number of shares Outstanding at
                                                     March 31, 1996

                             Exhibit Index is on Page 13

                             PHOENIX  TECHNOLOGIES  LTD.

                                      FORM 10-Q

                                        INDEX



                                                                            Page
                                                                            ----

PART  I.      FINANCIAL  INFORMATION

    Item 1.   Financial Statements

              Condensed Consolidated Balance Sheets
              March 31, 1996 and September 30, 1995. . . . . . . . . . . . .3

              Condensed Consolidated Income Statements
              Three and Six Months Ended March 31, 1996 and 1995 . . . . . .4

              Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 1996 and 1995 . . . . . . . . . . .5

              Notes to Condensed Consolidated Financial Statements . . . . .6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . .8


PART  II.     OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders  . . . . 10

    Item 6.   Exhibits and Report on Form 8-K. . . . . . . . . . . . . . . 11
              A.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . 11
              B.  Report on Form 8-K . . . . . . . . . . . . . . . . . . . 11

PART  I.  FINANCIAL  INFORMATION
Item 1.   Financial Statements

                              PHOENIX TECHNOLOGIES LTD.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share amounts)

                                                       March 31,   September 30,
                                                         1996          1995
                                                      -----------  -------------
          ASSETS                                      (unaudited)
Current assets:
   Cash and short-term investments                     $ 43,849      $ 32,944
   Accounts receivable, net of allowances of $487
     at March 31, 1996 and $430 at September 30,
     1995                                                15,266        12,064
   Other current assets                                   3,614         3,690
                                                       ---------    ---------
          Total current assets                           62,729        48,698

   Property and equipment, net                            3,505         2,625
   Computer software costs, net                           4,041         3,823
   Non-current deferred tax asset                         2,195         2,195
   Other assets                                           4,242         5,049
                                                       ---------    ---------
          Total assets                                 $ 76,712      $ 62,390
                                                       ---------    ---------
                                                       ---------    ---------


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $  1,068      $  1,645
   Payroll related liabilities                            2,276         2,536
   Other accrued liabilities                              4,422         4,956
   Income taxes payable                                   3,644         2,765
                                                       ---------    ---------
          Total current liabilities                      11,410        11,902

Other liabilities                                           117            70
Stockholders' equity:
   Preferred stock, $0.10 par value, 500,000 shares
     authorized, none issued                                ---           ---
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 15,037,063 issued at March 31, 1996
     and 13,927,801 at September 30, 1995                    15            14
   Additional paid-in capital                            65,440        53,710
   Accumulated deficit                                     (135)       (3,232)
   Accumulated translation adjustment                      (135)          (74)
                                                       ---------    ---------
          Total stockholders' equity                     65,185        50,418
                                                       ---------    ---------
          Total liabilities and stockholders' equity   $ 76,712      $ 62,390
                                                       ---------    ---------
                                                       ---------    ---------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                              PHOENIX TECHNOLOGIES LTD.
                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                       (In thousands, except per share amounts)
                                     (Unaudited)


                                        Three Months Ended           Six Months Ended
                                             March 31,                    March 31,
                                    ------------------------      ------------------------

                                        1996           1995          1996           1995
                                        ----           ----          ----           ----
Revenues:
   License fees                     $  14,289      $  10,456      $  26,527      $  20,231
   Services                             2,615          1,748          4,622          3,092
                                    ---------      ---------      ---------      ---------
        Total revenue                  16,904         12,204         31,149         23,323
Cost of revenues:
   License fees                         1,911            993          3,245          1,758
   Services                             2,013          1,367          3,618          2,681
                                    ---------      ---------      ---------      ---------
        Total cost of revenue           3,924          2,360          6,863          4,439
                                    ---------      ---------      ---------      ---------
Gross margin                           12,980          9,844         24,286         18,884
Operating expenses:
   Research and development             4,091          2,811          7,164          5,359
   Sales and marketing                  3,410          3,549          6,696          6,980
   General and administrative           2,351          1,492          4,834          2,823
                                    ---------      ---------      ---------      ---------
        Total operating expenses        9,852          7,852         18,694         15,162
                                    ---------      ---------      ---------      ---------
Income from operations                  3,128          1,992          5,592          3,722

Interest income, net                      540            434            986            746
Other income (expense), net              (174)            52           (217)           252
                                    ---------      ---------      ---------      ---------
Income before income taxes              3,494          2,478          6,391          4,720
Provision for income taxes              1,050            740          1,850          1,413
                                    ---------      ---------      ---------      ---------
Net income                           $  2,444       $  1,738       $  4,511       $  3,307
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------

Net income per common share          $   0.15       $   0.12       $   0.29       $   0.22
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------

Shares used in computation             15,896         14,898         15,602         14,807
                                    ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                              PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                  March 31
                                                                        -----------------------------
                                                                           1996                1995
                                                                           ----                ----
Cash flows from operating activities:
Net income                                                             $  4,511            $  3,307
  Adjustments to reconcile net income to
         net cash provided by (used in) operating activities:
             Depreciation and amortization                                2,451               1,329
             Equity interest in subsidiary                                  170                (195)
             Change in operating assets and liabilities:
                   Accounts receivable                                   (3,202)             (1,150)
                   Other current assets and other assets                    101               3,035
                   Accounts payable                                        (577)             (4,794)
                   Accrued payroll                                         (260)                 32
                   Other accrued liabilities                               (547)             (2,703)
                   Income taxes payable                                     879              (1,348)
                                                                       --------            --------
                      Total adjustments                                    (985)             (5,794)
                                                                       --------            --------

             Net cash provided by (used in) operating activities          3,526              (2,487)

Cash flows from investing activities:
  Maturities of short-term investments                                   11,233              18,800
  Purchases of short-term investments                                   (14,830)            (17,444)
  Purchases of property and equipment                                    (1,720)               (919)
  Additions to computer software costs                                   (1,217)               (571)
                                                                       --------            --------
             Net cash used in investing activities                       (6,534)               (134)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 10,068                  --
  Proceeds from issuance of warrant                                         354                  --
  Proceeds from exercise of common stock options and
         issuance of stock under employee stock purchase plan             1,898               1,162
  Purchase of treasury stock                                             (2,004)             (1,711)
  Repayment of loans and notes payable                                       --                 (22)
                                                                       --------            --------
             Net cash provided by (used in) financing activities         10,316                (571)
                                                                       --------            --------
Decrease in cash and cash equivalents                                     7,308              (3,192)

Cash and cash equivalents at beginning of period                         25,797              29,519
                                                                       --------            --------
Cash and cash equivalents at end of period                             $ 33,105            $ 26,327
                                                                       --------            --------
                                                                       --------            --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                 FINANCIAL STATMENTS.

                              PHOENIX TECHNOLOGIES LTD.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of  Presentation

    Phoenix Technologies Ltd. (the "Company") designs and develops system-level and application software products and markets them to PC and motherboard manufacturers and integrators world-wide.

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at March 31, 1996, and September 30, 1995, and the results of operations and cash flows for the three and six month periods ended March 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996 or for any other future period.

    Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation. These reclassifications had no effect on net income or earnings per share for 1995.

2.       Cash and Short-term Investments

    Cash and short-term investments consist of the following (in thousands):

                                      March 31,  September 30,
                                        1996          1995
                                   ------------   -------------

    Cash and cash equivalents     $    33,105    $    25,797
    Short-term investments             10,744          7,147
                                  -----------    -----------
                                  $    43,849    $    32,944
                                  -----------    -----------
                                  -----------    -----------

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

3.  Net Income Per Share

    Net income per share is computed using the weighted average number of common and dilutive common stock equivalents outstanding. Dilutive common stock equivalents include outstanding stock options and warrants using the treasury stock method.

4.  Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company does not require collateral for trade receivables, but related credit risk is limited due to the Company's large number of customers and their geographic dispersion. As of March 31, 1996 and September 30, 1995, no customer accounted for 10% or more of accounts receivable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

REVENUE Revenue for the three and six month periods ended March 31, 1996 increased by $4.7 million (38%) and $7.8 million (34%), respectively, from the same periods a year ago. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base as well as repeat sales to existing customers. Revenue increased in all geographic areas. European revenues for the quarter exceeded $2 million for the first time, growing to 12% for the current quarter from 6% in the same quarter in the prior year.

GROSS MARGIN Gross margin as a percent of revenue for the three and six month periods ended March 31, 1996 decreased to 77% and 78% of net revenues, respectively, as compared to 81% for the comparable periods a year ago primarily due to increases in royalty expense and amortization of capitalized computer software costs. License fees gross margin for the three and six month periods ended March 31, 1996 decreased to 87% and 88%, respectively, as compared to 91% for the comparable periods a year ago whereas service gross margin increased to 23% and 22% as compared to 22% and 13% for the same periods a year ago.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses for the three and six month periods ended March 31, 1996 increased by $1.3 million (46%) and $1.8 million (34%), respectively, from the same periods a year ago. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software.

The Company capitalized approximately $0.7 million and $1.2 million of internally developed software costs for the three and six month periods ended March 31, 1996, respectively, as compared to $0.3 million and $0.6 million for the same periods a year ago. Such amounts were offset by amortization of capitalized software costs of $0.9 million and $1.4 million for the three and six month periods ended March 31, 1996, respectively, as compared to $0.2 million and $0.4 million for the same periods a year ago. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses for the three and six month periods ended March 31, 1996 decreased by $0.1 million (4%) and $0.3 million (4%), respectively, from the same periods a year ago. The decrease resulted primarily from the discontinuance in fiscal 1996 of advertising expenses related to products marketed through the retail channel. The Company discontinued retail distribution in the second half of fiscal 1995. The decrease in advertising expenses from the prior year was partially offset by additional commissions paid in the first half of 1996 on increased revenue.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the three and six month periods ended March 31, 1996 increased by $0.9 million (58%) and $2 million (71%), respectively, from the same periods a year ago. The increase resulted primarily from increased salary and related benefits associated with headcount growth, increased recruiting and relocation costs associated primarily with increased engineering headcount, and increased facility and other expenses associated with the Company's move to California.


PROVISION FOR INCOME TAXES The Company recorded income tax provisions of $1 million and $1.9 million for the quarter and six months ended March 31, 1996, respectively, as compared to $0.7 million and $1.4 million for the same periods in the prior year. The fiscal 1996 provision reflects an estimated annualized effective tax rate of 29%. The effective tax rate for fiscal year 1995 was adjusted in the fourth quarter to 26% (before adjustment to the deferred tax asset valuation allowance). The higher tax rate in fiscal 1996 reflects the reduction of available deferred tax assets from the prior year.

LIQUIDITY AND CAPITAL RESOURCES At March 31, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $43.8 million and available borrowings under a bank credit facility of $10 million. There were no borrowings outstanding under the bank credit facility at March 31, 1996. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION Net cash generated from operating activities during the six month period ending March 31, 1996 was $3.5 million, resulting primarily from cash provided by net income, adjusted for non-cash increases in depreciation and amortization, equity interest in subsidiary, an increase in accrued income taxes, and a decrease in other assets. This increase was partially offset by increases in accounts receivable and decreases in accounts payable, accrued payroll and other accrued liabilities. Net cash used in investing activities during the first half of 1996 was $6.5 million which consisted primarily of purchases of short-term investments of $14.8 million, purchases of property and equipment of $1.7 million, and additions to computer software costs for use in the Company's operations and was partially offset by maturities of short-term investments of $11.2 million. Cash generated from financing activities in the first half of 1996 was $10.3 million resulting from the issuance of common stock and warrants to Intel Corporation, for $10.4 million and the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan of $1.9 million, partially offset by $2 million of purchases of treasury stock.

The Company announced a major technology and license agreement with Intel Corporation during the first fiscal quarter of 1996. In the second quarter of 1996, Intel purchased 894,971 newly issued, unregistered shares of Phoenix's common stock for $10.1 million, representing 6% of post-transaction shares and a warrant to buy 1,073,965 additional shares of Phoenix common stock for $.3 million which vests with an escalating exercise price over four years.

Net accounts receivable increased $3.2 million from September 30, 1996 primarily due to increased sales volume.

PART  II.     OTHER  INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held an Annual Meeting of its Stockholders on February 29, 1996, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected Charles Federman and Jack Kay as Class III Directors, to serve until the 1999 Annual Meeting of Stockholders. The other persons continuing as directors are Lawrence G. Finch, Ronald D. Fisher, Lance E. Hansche and Anthony P. Morris.

AMENDED AND RESTATED 1991 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the amended and restated 1991 Employee Stock Purchase Plan, which included the reserving of an additional 150,000 previously unreserved shares of the Company's common stock for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:

    FOR                                12,515,788
    AGAINST                               244,121
    ABSTAIN                               134,700
    BROKER NON-VOTES                       50,000

AMENDMENT TO 1994 EQUITY INCENTIVE PLAN: The stockholders approved an amendment to the 1994 Equity Incentive Plan to increase by 500,000 the number of shares of the Company's common stock reserved for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:

    FOR                                11,820,346
    AGAINST                               954,026
    ABSTAIN                               120,237
    BROKER NON-VOTES                       50,000


AMENDMENT TO RESTATED CERTIFICATE OF INCORPORATION: The stockholders authorized an amendment to the Company's Restated Certificate of Incorporation to increase from 20,000,000 to 40,000,000 the number of shares of common stock authorized for issuance. The vote on the matter was as follows:

    FOR                                12,498,331
    AGAINST                               347,417
    ABSTAIN                                48,861
    BROKER NON-VOTES                       50,000


APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent public accountants for the year ending September 30, 1996. The vote on the matter was as follows:

    FOR                                12,878,320
    AGAINST                                33,025
    ABSTAIN                                33,264

Item 6.  Exhibits and Report on Form 8-K.

         (a)  EXHIBITS.  See exhibit index beginning on page 13 hereof.

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


                                       PHOENIX TECHNOLOGIES LTD.


Date: May 15, 1996                     By:  /s/Robert J. Riopel
     -------------                          -------------------
                                            Robert J. Riopel
                                            Vice President, Finance and
                                            Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit
- -------

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

10.5 1992 Equity Incentive Plan - filed with the Company's preliminary proxy materials filed on December 17, 1992 (the "1992 Equity Incentive Plan") and incorporated herein by this reference.

10.6 Replication Agreement dated March 15, 1993 between the Company and Microsoft Corporation and Amendments One, Two, Three and Four thereto, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by this reference.

10.7 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as Exhibit 10.18 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.8     Amendment Number 1 to the 1992 Equity Incentive Plan filed as Exhibit
         10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

10.9 Amendment No. 1 to Purchase Agreement by and between Phoenix Technologies Ltd. and Softbank Corporation dated as of March 15, 1994
         - filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

10.10 Asset Purchase Agreement made as of September 30, 1994 by and between the Registrant and Xionics International Holdings, Inc. - filed as
         Exhibit 2.01 to the Company's Current Report on Form 8-K dated November 8, 1994 and incorporated herein by this reference.

10.11 Lease dated as of May 3, 1994 between the Company and the Equitable life Assurance Society of the United States - filed as Exhibit 10.24 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1994 - filed as Exhibit 10.16 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K") and incorporated herein by this reference.

10.12 1994 Equity Incentive Plan, as amended by the Board of Directors through September 28, 1995 and as approved by stockholders on February 29, 1996 - filed as Exhibit 10.17 to the 1995 10-K and incorporated herein by this reference.

10.13 1991 Employee Stock Purchase Plan, as amended by the Board of Directors through December 6, 1995 and as approved by stockholders on February 29, 1996 - filed as Exhibit 4.10 to the Company's registration statement on Form S-8 filed with the Commission on May 2, 1996 and incorporated herein by this reference.

10.14 Employment offer letter between the Company and Gayn B. Winters - filed as Exhibit 10.19 to the 1995 10-K and incorporated herein by this reference.

10.15 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA - filed as Exhibit 10.23 to the 1995 10-K and incorporated herein by this reference.

10.16 Agreement dated December 18, 1995 between Intel Corporation and the Company filed as Exhibit 10.24 to the Company's Form 10-Q for the quarter ended December 31, 1995 (the "December 1995 10-Q") and incorporated herein by this reference. Portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.17 Common Stock and Warrant Purchase Agreement dated as of December 18, 1995 by and between the Company and Intel Corporation, filed as
         Exhibit 10.25 to the December 1995 10-Q.

10.18 Warrant to Purchase Shares of Common Stock of the Company dated February 15, 1996, filed as Exhibit 2 to the Schedule 13D of Intel Corporation dated February 23, 1996 with respect to its purchase by Intel of shares of the Company's common stock and of a warrant to purchase shares of the Company's common stock (the "Intel Schedule 13D") and incorporated herein by this reference.

10.19 Investor Rights Agreement, dated December 18, 1995, between the Company and Intel Corporation, filed as Exhibit 3 to the Intel
         Schedule 13D and incorporated herein by this reference.

11.1 Statement re computation of earnings per share (primary earnings per share).

27       Financial Data Schedule