Form 10-Q
period 1996-06-30
PHOENIX TECHNOLOGIES LTD
filed 1996-08-13
CIK 832767

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period ____________ to ____________ .

Commission file number 0-17111

                         PHOENIX  TECHNOLOGIES  LTD.
                         ---------------------------
           (Exact name of Registrant as specified in its charter)

                Delaware                            04-2685985
     -------------------------------   ---------------------------------------
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

                YES     X               NO
                    ---------              --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                   15,369,352
     -----------------------------         -------------------------------
                Class                      Number of shares Outstanding at
                                                   July 31, 1996

                        Exhibit Index is on Page 12

                         PHOENIX TECHNOLOGIES  LTD.

                                FORM 10-Q

                                  INDEX


                                                                     Page
                                                                     ----

PART  I.       FINANCIAL  INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 1996 and September 30, 1995...................3

               Condensed Consolidated Income Statements
               Three and Nine Months Ended June 30, 1996 and 1995.....4

               Condensed Consolidated Statements of Cash Flows
               Nine Months Ended June 30, 1996 and 1995...............5

               Notes to Condensed Consolidated Financial Statements...6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........8


PART  II.      OTHER INFORMATION


     Item 6.   Exhibits and Report on Form 8-K.......................10
               A.  Exhibits..........................................10
               B.  Report on Form 8-K................................10

PART  I.       FINANCIAL  INFORMATION

Item 1.        Financial Statements

                          PHOENIX TECHNOLOGIES LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                                    June 30,    September 30,
                                                      1996          1995
                                                   -----------  -------------
                       ASSETS                      (unaudited)
Current assets:
     Cash and short-term investments               $  50,500      $  32,944
     Accounts receivable, net of allowances of
          $481 at June 30, 1996 and $430 at
          September 30, 1995                          12,295         12,064
     Other current assets                              3,504          3,690
                                                   ---------      ---------
               Total current assets                   66,299         48,698

     Property and equipment, net                       4,142          2,625
     Computer software costs, net                      4,064          3,823
     Non-current deferred tax asset                    2,195          2,195
     Other assets                                      4,157          5,049
                                                   ---------      ---------
               Total assets                        $  80,857      $  62,390
                                                   ---------      ---------
                                                   ---------      ---------


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                              $   1,726      $   1,645
     Payroll related liabilities                       2,374          2,536
     Other accrued liabilities                         4,087          4,956
     Income taxes payable                              3,352          2,765
                                                   ---------      ---------
               Total current liabilities              11,539         11,902

Other liabilities                                         98             70
Stockholders' equity:
     Preferred stock, $0.10 par value,
          500,000 shares authorized, none issued         ---            ---
     Common stock, $0.001 par value, 20,000,000
          shares authorized, 15,366,352 issued and
          outstanding at June 30, 1996 and
          13,927,801 at September 30, 1995                15             14
     Additional paid-in capital                       66,952         53,710
     Retained earnings (Accumulated deficit)           2,512         (3,232)
     Accumulated translation adjustment                 (259)           (74)
                                                   ---------      ---------
               Total stockholders' equity             69,220         50,418
                                                   ---------      ---------
               Total liabilities and stockholders'
                     equity                        $  80,857      $  62,390
                                                   ---------      ---------
                                                   ---------      ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                           PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share amounts)
                                (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                          June 30,              June 30,
                                     ------------------    ------------------
                                       1996      1995       1996       1995
                                     -------    -------    -------    -------
Revenues:
     License fees                    $15,295    $11,658    $41,822    $31,889
     Services                          2,560      1,662      7,182      4,754
                                     -------    -------    -------    -------
          Total revenue               17,855     13,320     49,004     36,643

Cost of revenues:
     License fees                      1,508        770      4,753      2,528
     Services                          1,986      1,671      5,604      4,352
                                     -------    -------    -------    -------
          Total cost of revenue        3,494      2,441     10,357      6,880
                                     -------    -------    -------    -------

Gross margin                          14,361     10,879     38,647     29,763

Operating expenses:
     Research and development          4,936      2,646     12,100      8,005
     Sales and marketing               3,765      3,665     10,461     10,645
     General and administrative        2,394      2,178      7,228      5,001
                                     -------    -------    -------    -------
          Total operating expenses    11,095      8,489     29,789     23,651
                                     -------    -------    -------    -------
Income from operations                 3,266      2,390      8,858      6,112

Interest income, net                     540        436      1,526      1,182
Other income (expense), net              (13)        74       (230)       326
                                     -------    -------    -------    -------
Income before income taxes             3,793      2,900     10,154      7,620
Provision for income taxes             1,146        870      2,996      2,283
                                     -------    -------    -------    -------
Net income                           $ 2,647    $ 2,030    $ 7,158    $ 5,337
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------

Net income per share                 $  0.16    $  0.13    $  0.45    $  0.36
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------

Shares used in computation            16,844     15,103     16,016     14,925
                                     -------    -------    -------    -------
                                     -------    -------    -------    -------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS.

                        PHOENIX TECHNOLOGIES LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
Cash flows from operating activities:
     Net income                                      $  7,158     $  5,337
     Adjustments to reconcile net income to
          net cash provided by (used in) operating
          activities:
               Depreciation and amortization            3,612        2,352
               Provision for relocation                    --       (1,664)
               Equity interest in subsidiary              170         (295)
               Change in operating assets and
                    liabilities:
                    Accounts receivable                  (231)      (1,504)
                    Other current assets and other
                        assets                            230        2,637
                    Accounts payable                       80       (2,098)
                    Payroll related liabilities          (162)       1,283
                    Other accrued liabilities          (1,025)      (1,822)
                    Income taxes payable                  587       (1,452)
                    Decrease in net liabilities
                        of discontinued operations         --       (3,861)
                                                     --------     --------
                         Total adjustments              3,261       (6,424)
                                                     --------     --------

               Net cash provided by (used in)
                   operating activities                10,419       (1,087)

Cash flows from investing activities:
     Maturities of short-term investments              18,448       39,158
     Purchases of short-term investments              (34,870)     (37,078)
     Purchases of property and equipment               (2,820)        (995)
     Additions to computer software costs              (1,871)      (1,346)
                                                     --------     --------
               Net cash used in investing
                    activities                        (21,113)        (261)
                                                     --------     --------

Cash flows from financing activities:
     Proceeds from issuance of common stock
          and warrant                                  10,422           --
     Proceeds from exercise of common stock
          options and issuance of stock under
          employee stock purchase plan                  3,410        2,340
     Purchase of treasury stock                        (2,004)      (2,222)
     Repayment of loans and notes payable                  --          (12)
                                                     --------     --------
               Net cash provided by
                     financing activities              11,828          106
                                                     --------     --------
Increase(decrease) in cash and cash equivalents         1,134       (1,242)

Cash and cash equivalents at beginning of period       25,797       29,519
                                                     --------     --------
Cash and cash equivalents at end of period           $ 26,931     $ 28,277
                                                     --------     --------
                                                     --------     --------

Supplemental Cash Flow Information:
Cash paid for income taxes                           $  2,571     $  3,218
                                                     --------     --------
                                                     --------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS.

                         PHOENIX  TECHNOLOGIES  LTD.

           NOTES  TO  CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS
                                (Unaudited)

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

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at June 30, 1996, and September 30, 1995, and the results of operations for the three and nine month periods ended June 30, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996 or for any other future period.

     Certain amounts in the fiscal 1995 financial statements have been reclassified to conform to the fiscal 1996 presentation. These reclassifications had no effect on net income or earnings per share for 1995.

2.   Cash and Short-term Investments

     Cash and short-term investments consist of the following (in thousands):

                                     June 30,    September 30,
                                      1996           1995
                                   -----------    -----------
     Cash and cash equivalents     $    26,931    $    25,797
     Short-term investments             23,569          7,147
                                   -----------    -----------
                                   $    50,500    $    32,944
                                   -----------    -----------
                                   -----------    -----------

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

4.   Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company does not require collateral for trade receivables, but related credit risk is limited due to the Company's large number of customers and their geographic dispersion. As of June 30, 1996 one customer accounted for approximately 14% of total accounts receivable. At September 30, 1995, no customer accounted for 10% or more of accounts receivable.

5.   Income Taxes

     The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

6.   Stock Options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and applies to fiscal years beginning after December 15, 1995. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

7.   Subsequent Event

On July 17, 1996, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Virtual Chips, Inc., a leading supplier of synthesizable cores for PC and computer industry standards in exchange for approximately 1,390,000 shares of newly issued common stock. The transaction will be accounted for as a pooling of interest. The agreement is subject to the approval of Virtual Chips' stockholders. If the transaction is consummated, the financial statements of the Company will be restated to reflect the results of operation and financial position for Virtual Chips for all prior periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On July 17, 1996, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Virtual Chips, Inc., a leading supplier of synthesizable cores for PC and computer industry standards in exchange for approximately 1,390,000 shares of newly issued common stock. The transaction will be accounted for as a pooling of interest. Such exchange will be effected through a merger of a wholly-owned subsidiary of the Company into Virtual Chips. The agreement is subject to the approval of Virtual Chips' stockholders. This merger is expected to expand the Company's business and contribute to growth in revenue in the area of interconnects for microprocessor and peripherals.

REVENUE Revenue for the three and nine month periods ended June 30, 1996 increased by $4.5 million and $12.4 million (34%), respectively, from the same periods a year ago. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base as well as additional sales to existing customers. Revenue increased in all geographic areas. The composition of revenues changed slightly, as there was a shift from License revenues to service revenues of approximately 2% for the three and nine month periods ended June 30, 1996 as compared to the same periods a year ago. For the three and nine month periods ended June 30, 1996 one customer accounted for approximately 16% and 11% of total revenues. For the three and nine month periods ended June 30, 1995 no customer accounted for 10% or more of total revenues.

GROSS MARGIN Gross margin as a percent of revenue for the three and nine month periods ended June 30, 1996 decreased to 80% and 79% of net revenues, respectively, as compared to 82% and 81% for the comparable periods a year ago primarily due to increases in royalty expense and amortization of capitalized computer software costs. License fees gross margin for the three and nine month periods ended June 30, 1996 decreased to 90% and 89%, respectively, as compared to 93% and 92% for the comparable periods a year ago whereas service gross margin increased to 22% for the three and nine month periods ended June 30, 1996 as compared to no margin and 9% for the same periods a year ago. The increase in service gross margin is attributable to a decrease in costs associated with non recurring engineering fees.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses for the three and nine month periods ended June 30, 1996 increased by $2.3 million (87%) and $4.1 million (51%), respectively, from the same periods a year ago. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software.

The Company capitalized approximately $0.7 million and $1.9 million of internally developed software costs for the three and nine month periods ended June 30, 1996, respectively, as compared to $0.5 million and $1.1 million for the same periods a year ago. Such amounts were offset by amortization of capitalized software costs of $0.6 million and $2 million for the three and nine month periods ended June 30, 1996, respectively, as compared to $0.5 million and $0.9 million for the same periods a year ago. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses for the three month period increased only slightly by $0.1 million (3%) but decreased $0.2 million (2%) for the nine month period ended June 30, 1996 from the same periods a year ago. The decrease for the nine month period ended June 30, 1996 resulted primarily from the discontinuance in fiscal 1996 of advertising expenses related to products marketed through the retail channel. The Company discontinued retail distribution in the second half of fiscal 1995. The decrease in advertising expenses from the prior year was partially offset by additional commissions paid on increased revenue in the current year.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the three and nine month periods ended June 30, 1996 increased by $0.2 million (10%) and $2.2 million (45%), respectively, from the same periods a year ago. The increase resulted primarily from increased salaries and related benefits associated with headcount growth and increased recruiting and relocation costs associated primarily with increased engineering headcount.

PROVISION FOR INCOME TAXES The Company recorded income tax provisions of $1.1 million and $3 million for the three and nine months ended June 30, 1996, respectively, as compared to $0.9 million and $2.3 million for the same periods in the prior year. The fiscal 1996 provision reflects an estimated annualized effective tax rate of 29%. The effective tax rate for fiscal year 1995 was adjusted in the fourth quarter to 26% (before adjustment to the deferred tax asset valuation allowance). The higher tax rate in fiscal 1996 is due to the increase in net income and the utilization of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES At June 30, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $50.5 million and available borrowings under a bank credit facility of $10 million. There were no borrowings outstanding under the bank credit facility at June 30, 1996. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION   Net cash generated from operating activities
during the nine month period ending June 30, 1996 was $10.4 million, resulting primarily from cash provided by net income, adjusted for non-cash increases in depreciation and amortization, equity interest in a subsidiary, an increase in accounts payable, accrued income taxes and a decrease in other assets. This increase was partially offset by increases in accounts receivable and decreases in accrued payroll and other accrued liabilities. Net cash used in investing activities during the nine month period ending June 30, 1996 was $21.1 million which consisted primarily of purchases of short-term investments of $34.9 million, purchases of property and equipment of $2.8 million, and additions to computer software costs of $1.9 million for use in the Company's operations and was partially offset by maturities of short-term investments of $18.4 million. Cash generated from financing activities during the nine month period ending June 30, 1996 was $11.8 million resulting from the issuance of common stock and a warrant to Intel Corporation for $10.4 million and the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan of $3.4 million, partially offset by $2 million of purchases of treasury stock.

The Company announced a major technology and license agreement with Intel Corporation during the first fiscal quarter of 1996. In the second quarter of 1996, Intel purchased, for $10.4 million, 894,971 newly issued, unregistered shares of Phoenix's common stock, representing 6% of post-transaction shares and a warrant to buy 1,073,965 additional shares of Phoenix common stock which vests with an escalating exercise price over four years.

PART  II. OTHER  INFORMATION

Item 6.   Exhibits and Report on Form 8-K.

          (a)   EXHIBITS

                    See exhibit index beginning on page 12 hereof.

          (b)       REPORT ON FORM 8-K

                    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOENIX TECHNOLOGIES LTD.


Date: August 13, 1996                  By:  /s/ Robert J. Riopel
                                          ----------------------
                                          Robert J. Riopel
                                          Vice President, Finance and
                                          Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
- -------

2.1 Agreement and Plan of Reorganization by and among Phoenix Technologies Ltd., Spud Acquisition Corporation and Virtual Chips, Inc. dated as of July 16, 1996. (Due to a computer program conversion error, the number of the paragraphs in the body of this document is in "Roman numeral.Arabic numeral" format, rather than completely in Arabic numerals (e.g., paragraph 2.2 is indicated as II.2). The
         Roman numeral used is equivalent to the Arabic numeral which appears in the actual signed agreement.)

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

10.15 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA -filed as Exhibit 10.23 to the 1995 10-K and incorporated herein by this reference.

10.16 Agreement dated December 18, 1995 between Intel Corporation and the Company filed as Exhibit 10.24 to the Company's Form 10-Q for the quarter ended December 31, 1995 (the "December 1995 10-Q") and incorporated herein by this reference. Portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.17 Common Stock and Warrant Purchase Agreement dated as of December 18, 1995 by and between the Company and Intel Corporation, filed as
         Exhibit 10.25 to the December 1995 10-Q and incorporated herein by this reference.

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

10.20 Standard Industrial Lease - Full Net between The Equitable Life Assurance Society of the United States as Landlord and Phoenix Technologies Ltd. as Tenant dated as of May 15, 1996.

27       Financial Data Schedule