Form 10-Q/A
period 1996-06-30
PHOENIX TECHNOLOGIES LTD
filed 1996-11-14
CIK 832767

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                    FORM 10-Q/A-1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                         PHOENIX  TECHNOLOGIES  LTD.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         04-2685985
---------------------------                         ---------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
   Incorporation or organization)

               2770 De La Cruz Boulevard, Santa Clara, California 95050
             ------------------------------------------------------------
             (Address of principal executive offices, including zip code)

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

              YES            X              NO
                            ---                        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                       15,369,352
  --------------------------------        ----------------------------------
         Class                             Number of shares Outstanding at
                                                    July 31, 1996

The following is amendment no. 1 to the Form 10-Q filed by Phoenix Technologies Ltd. for the quarter ended June 30, 1996. Other than the statement contained under the heading "Forward Looking Statements" and the language appearing below in Item 2 under the heading "Business Risks", the information contained in the Form 10-Q as originally filed with the Securities and Exchange Commission remains unchanged.

                              FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors described herein and in other documents. Readers should pay particular attention to the section of this Report entitled "Business Risks" and should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

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

                                    BUSINESS RISKS

    In addition to other information contained in this Form 10-Q or incorporated herein by reference, the following factors should be considered carefully in evaluating Phoenix and its business:

    UNCERTAINTIES RELATING TO THE INTEGRATION OF VIRTUAL CHIPS OPERATIONS:
Phoenix and Virtual Chips entered into the acquisition agreement referred to above with the expectation that the Merger will result in beneficial synergies for the combined companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is achieved in an efficient and effective manner and there can be no assurance that this will occur. Virtual Chips products address new and emerging technologies and its customer base includes participants in the personal computing industry (such as peripheral device manufacturers) which have not been among Phoenix's traditional customer base. The combination of the two companies will require, among other things, the integration of the two companies' sales forces. There can be no assurance that such integration will be accomplished smoothly, on time, or successfully. Phoenix's operating results could be adversely affected if Phoenix does not adequately train its sales force to sell the products based on these new technologies into this new market.

    VARYING OPERATING RESULTS: Phoenix's future operating results may vary substantially from period to period. The timing and amount of its license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While Phoenix receives recurring revenue on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, Phoenix has experienced a pattern of recording 50% of its quarterly revenues in the third month of the quarter. Phoenix has historically monitored its revenue bookings through regular, periodic worldwide forecast reviews during the quarter. However, while these reviews keep management informed of areas where additional selling effort may be needed in order to meet the internal plans and market expectations, there can be no assurances that this process will result in revenue expectations being met. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the period. As a result, if revenues are less than planned in any quarter while expense levels remain relatively fixed, Phoenix's operating results would be adversely affected for that quarter. In addition, the incurring of unplanned expenses could adversely affect operating results for the period.

    PRODUCT DEVELOPMENT: Phoenix's long-term success will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet the needs of its current customers in their present markets and of current and future customers in new and emerging markets. There can be no assurance that Phoenix will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Phoenix has from time to time experienced delays in introducing new products which could adversely impact acceptance and revenue generated from the sale of such products. Finally, Phoenix's software products and their enhancements contain complex code which may contain undetected errors or bugs when first introduced, despite testing. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such products or enhancements.

    RETENTION OF KEY PERSONNEL: Phoenix believes it employs more BIOS engineers than any other company in the PC industry. Virtual Chips products are based on new and emerging technologies which are different than BIOS technologies. Phoenix ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified engineers. The available pool of engineering talent is limited for both companies. Accordingly, failure to retain and grow its research and development teams could adversely affect Phoenix's business and operating results.

    COMPETITION: The market for Phoenix's products is extremely competitive. Phoenix competes primarily with three other independent suppliers with respect to its system-level software products: American Megatrends, Inc., Award Software and SystemSoft Corporation. It also competes for BIOS business with in-house research and development departments of PC manufacturers that have significantly greater financial and technical resources than those of Phoenix. These companies include Compaq Computer Corporation, International Business Machines Corporation, Dell Computer Corporation and Toshiba Corporation. In the synthesizable core business begun with the acquisition of Virtual Chips, Phoenix competes with businesses such as Mentor Graphics Corporation, Synposys Corporation and Cadence Systems who have resources far greater than those of Phoenix and with other companies such as Sand Microsystems and CAE Technology. There can be no assurance that Phoenix will continue to compete successfully with its current competitors or that it will be able to compete successfully with new competitors.

    IMPORTANCE AND IMPACT OF MICROSOFT AND INTEL STRATEGIC DIRECTIONS: For a number of years, Phoenix has worked closely with Microsoft Corporation and Intel Corporation in developing standards for the PC Industry. In addition, Phoenix has been a supplier of its system-level software technology to Intel and in December 1995 the two companies entered into a significant, long-term technology agreement pursuant to which Phoenix licensed its desktop and server BIOS products for Intel to include with its motherboard products for those markets.

Phoenix presently expects its ongoing relationships with these two industry leaders to remain good. There can, however, be no assurance that either Microsoft or Intel will not develop alternate product strategies which could conflict with Phoenix's product plans and marketing strategies and, accordingly, adversely impact Phoenix's business and results of operations. Presently, there is little overlap or conflict in Phoenix's product offerings and strategies and those of Intel. Windows NT and Windows CE, Microsoft's newer operating systems, incorporate some functionality that has traditionally resided in the BIOS; however, PCs which support multiple operating systems still require this support in the BIOS. To provide products to OEMs manufacturing systems using only these newer Microsoft operating systems, Phoenix must migrate its intellectual property from the BIOS to the lower levels of these operating systems. There can be no assurances that Phoenix will be successful in these efforts.

    INTERNATIONAL SALES AND ACTIVITIES: Revenue derived from Phoenix's international operations comprises a majority of total revenues. there can be no assurances that Phoenix will not experience significant fluctuations in international revenues. While virtually all of Phoenix's license fee or royalty contracts are U.S dollar denominated, Phoenix is considering permitting its overseas offices to invoice in local currencies. Phoenix receives assistance from an software consulting firm in Madras, India in connection with Phoenix's synethesizable core business. Phoenix's operations and financial results could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

    LIMITATIONS ON PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY
RIGHTS: Phoenix relies on a combination of trade secret, copyright, and trademark and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Phoenix's technology. In addition, copyright and trade secret protection for Phoenix's products may be unavailable or unreliable in certain foreign countries. The Company has been issued one patent with respect to its current product offerings and has a number of patent applications pending with respect to certain of the products it markets. Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurances that any of the applications pending will be approved and patents issued or that Phoenix's engineers will be able to develop technologies capable of being patented. As the number of software patents increases. Phoenix believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by Phoenix. Any such claims, whether or not meritorious, can be time consuming and expensive to defend, and could have an adverse effect on Phoenix's business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets could also have an adverse effect on Phoenix's business, results of operations and financial condition.

      VOLATILE MARKET FOR PHOENIX STOCK: The market for Phoenix's stock is highly volatile. The trading price of Phoenix Common Stock has been and will continue to be subject to fluctuations in response to its operating and financial results, announcements by Phoenix and its competitors of technological innovations, new products or customer contracts, changes in Phoenix's or its competitors' product mix or product direction, changes in Phoenix's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which Phoenix may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to Phoenix, the market in which Phoenix does business, or companies with which Phoenix competes could have an immediate and adverse effect on the market price of Phoenix's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many high-technology companies and that often have been unrelated to the operating performance of these companies.

    DEPENDENCE ON THIRD-PARTY PROVIDERS OF TECHNOLOGY: Phoenix's products use certain products and technologies of various third party software developers, including both complete products offered as extensions of Phoenix's product lines and technology used in the enhancement of internally developed products. In addition, Phoenix recently announced that it had become the exclusive distributor to OEMs of First Aid, a diagnostic and repair utility from CyberMedia, Inc. for PCs and PC software. These products are licensed under contractual agreements, which in some cases are for limited time periods and in some cases provide for termination under certain circumstances. There can be no assurance that the technology plans and directions for the third party products licensed to Phoenix will remain compatible with Phoenix's needs, that these third-party providers will commit adequate development resources to maintain or enhance these products and technologies, or that the license agreements with limited duration will be renewed upon expiration. In such circumstances, Phoenix may not be able to obtain or develop substitute products or technology, which could adversely affect Phoenix's business, results of operation and financial condition.

    CERTAIN ANTI-TAKEOVER EFFECTS: Phoenix's Certificate of Incorporation, Bylaws and Stockholder Rights Plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three year terms. The Stockholder Rights Plan permits holders of Phoenix Common Stock to purchase shares of Series A Junior participating Preferred Stock in the event of the acquisition by a third party of 20% or more of Phoenix's outstanding Common Stock or if a third party announces its tender offer for at least 30% of Phoenix's outstanding Common Stock. If Phoenix is acquired in a merger or other business combination, each right will entitle its holder to purchase a number of shares of Phoenix Common
Stock which equals the exercise price of the right divided by one-half of the then current market price of Phoenix Common Stock. In addition, in connection with the February 1996 sale of shares representing 6% of the outstanding Phoenix Common Stock and of a warrant to purchase an additional 7%, Phoenix granted Intel Corporation certain rights in the event of solicited or unsolicited offers to acquire Phoenix.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PHOENIX TECHNOLOGIES LTD.

Date: November 14, 1996                          By: /s/ Robert J. Riopel
                                                     -----------------------
                                                     Robert J. Riopel
                                                     Vice President, Finance and
                                                     Chief Financial Officer