Form 10-Q/A
period 1995-12-31
PHOENIX TECHNOLOGIES LTD
filed 1996-11-29
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  FORM 10-Q/A-1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                            or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                           PHOENIX  TECHNOLOGIES  LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                04-2685985
-------------------------------    ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
Incorporation or organization)

            2770 De La Cruz Boulevard, Santa Clara, California 95050
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 654-9000
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES            X              NO
                          ----------               ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                      14,070,727
     -----------------------------           -------------------------------
          Class                              Number of shares Outstanding at
                                                  December 31, 1995

The following is amendment no. 1 to the Form 10-Q filed by Phoenix Technologies Ltd. for the quarter ended December 31, 1995. Other than the information contained herein, the information contained in the Form 10-Q as originally filed with the Securities and Exchange Commission remains unchanged.

ITEM 5.  ADDITIONAL INFORMATION

In December 1995, the Company entered into a seven-year agreement (the "Technology Agreement") with Intel Corporation. Under the Technology Agreement, Phoenix licensed certain of its system-level software to Intel for incorporation into Intel's motherboard products for desktop and server computers. The Technology Agreement requires Phoenix to provide Intel with a dedicated engineering team to support Intel under the agreement and develop agreed-on enhancements to the licensed software. In addition, Phoenix will assist Intel in its transition to Phoenix's system-level software. In consideration of the license grants and other commitments made by Phoenix, the agreement requires Intel to pay Phoenix minimum annual fees and royalties. These minimum amounts can be exceeded depending on levels of shipment by Intel of Intel products containing the licensed software.

Concurrently with the signing of the Technology Agreement, Phoenix and Intel entered into a Common Stock and Warrant Purchase Agreement (the "Equity Agreement") whereby Intel agreed to purchase 894,971 shares of Phoenix common stock (or 6% of the outstanding shares), together with a warrant to purchase an additional 1,073,965 shares. The closing of the sale of the stock and the warrant was subject to a number of conditions, including the completion of a transition plan under the Technology Agreement. The closing of the sale of the stock and the warrant occurred on February 15, 1996.

PART  II. OTHER  INFORMATION

Item 6.   Exhibits and Report on Form 8-K.

          (a) EXHIBITS. The exhibit index is modified to change the entry for Exhibit 10.24 thereto to read as follows: "Agreement dated December 18, 1995 between Intel Corporation and the Company (The portions marked by [*] have been omitted and filed separately with the SEC pursuant to a request for confidential treatment)." A copy of such exhibit is attached to this Form 10-Q/A-1.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHOENIX TECHNOLOGIES LTD.


Date: November 29, 1996            By:  /s/ Robert J. Riopel
                                      -----------------------------
                                      Robert J. Riopel
                                      Vice President, Finance and
                                      Chief Financial Officer