Form 10-K
period 1996-09-30
PHOENIX TECHNOLOGIES LTD
filed 1996-12-30
CIK 832767

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K

(Mark One)
[ X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended  September 30, 1996

         OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period __________ to __________.

Commission file number 0-17111

                           PHOENIX TECHNOLOGIES LTD.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                04-2685985
    -------------------------------       -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

               411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA  95134
          -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (408) 570-1000
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None.

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001
           -----------------------------------------------------------
                               (Title of Class)

                           PREFERRED STOCK PURCHASE RIGHTS
          -----------------------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X         NO
                                 --------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1996, was $ 281,433,929 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ.

The number of shares of the registrant's Common Stock outstanding as of November 30, 1996 was 16,554,937.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1996 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

The Exhibit Index begins on page 17 of this Report.

                                  PART I
                                  ------

THIS REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION THE BUSINESS SECTION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 7 (MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS) UNDER THE HEADING "BUSINESS FACTORS" AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 1. BUSINESS

GENERAL

     Phoenix Technologies Ltd. was incorporated in the Commonwealth of Massachusetts on September 17, 1979, and was reincorporated in the State of Delaware on December 24, 1986. Unless the context indicates otherwise, the "Company" or "Phoenix" refers to Phoenix Technologies Ltd. and its subsidiaries.

     Phoenix designs, develops and markets essential software to manufacturers of personal computer products ("PCs"). This software presently consists of system software, software for implementation as hardware, and related applications software products for PCs. The Company provides these products primarily to PC manufacturers, PC peripheral equipment manufacturers, integrated circuit manufacturers, and system board manufacturers ("OEMs"). Phoenix's products permit OEMs to introduce new products quickly while enabling product differentiation and increasing system value. Phoenix system software products can reduce an OEM's product time to market, development risks, and support costs.

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

     The Company develops, and licenses (or purchases) from others, software products to market to OEMs. Because the PC industry is subject to rapid technological changes, the Company expects to continue to dedicate significant resources to the development and acquisition of new products and enhancements to existing products. However, there can be no assurance that the Company's product development efforts will be successful or, even if they are successful, that any resulting products will achieve market acceptance.

     Research and development costs from continuing operations, before the capitalization of internally developed software costs, were 32%, 25% and 11% of total revenue in fiscal 1996, 1995, and 1994, respectively. On an actual dollar basis, these costs grew to $22,764,000 in fiscal 1996, an 84% increase from fiscal 1995. Fiscal 1995 research and development costs rose 35% from $9,133,000 in fiscal 1994. With respect to continuing operations, the Company capitalized approximately $2,136,000, $1,336,000, and $2,246,000 of internally developed software in fiscal 1996, 1995, and 1994, respectively. The Company believes continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements. In addition, the Company purchased or licensed additional technology related assets for use in its continuing operations in the amount of $544,000 in fiscal 1996, $338,000 in fiscal 1995, and $405,000 in fiscal 1994. These assets consist primarily of prepaid royalties under licenses from third parties for PC compatibility, sub-notebook and fax modem products.

     In fiscal 1996, one of the Company's customers accounted for 10% of total revenue. No customer accounted for more than 10% of revenue in fiscal 1995. Two customers did account for more than 10% of the Company's total revenue during fiscal year 1994. One customer was 19% of revenue for fiscal year 1994, while the other customer was 14%. In fiscal 1996, 1995, and 1994, approximately 55%, 52%, and 44%, respectively, of the Company's revenue from continuing operations was attributable to customers outside the United States. For purposes of this report, revenue from continuing operations includes all revenue from the Publishing Division and excludes revenue from the Printer Software Division.

     In December 1995, the Company entered into a seven-year agreement (the "Technology Agreement") with Intel Corporation. Under the Technology Agreement, Phoenix licensed certain of its system-level software to Intel for incorporation into Intel's motherboard products for desktop and server computers. The Technology Agreement requires Phoenix to provide Intel with a dedicated engineering team to support Intel under the agreement and develop agreed-on enhancements to the licensed software. In addition, Phoenix will assist Intel in its transition to Phoenix's system-level software. In consideration of the license grants and other commitments made by Phoenix, the agreement requires Intel to pay Phoenix minimum annual fees and royalties. These minimum amounts can be exceeded depending on levels of shipment by Intel of Intel products containing the licensed software. The maximum license fees payable by Intel to Phoenix under the Technology Agreement during its seven-year term is $82 million; however, there can be no assurances that Intel will ship the volume of products required to entitle Phoenix to such maximum fees.

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

DESCRIPTION OF BUSINESS

     The Company is divided into two related product divisions: the PC Systems Division (PCSD) and the Special Products Division (SPD). PCSD includes the Company's desktop and server system software, portable system software, and PC application software product lines, along with the Company's core system software and strategic development groups. SPD includes the Company's PhoenixCard software, PhoenixPICO, and Virtual Chips Product Lines.

     During fiscal 1996, Phoenix focused on expanding the capabilities of its PC firmware through enhancements to its core PhoenixBIOS 4.0 product, playing a significant role in new PC industry initiatives with Intel, Microsoft, Compaq, Dell Computer, and IBM, developing and delivering Plug and Play firmware, enhancing its PCMCIA software and enhancing the PICO product line for the major emerging Information Appliance market.

PC SYSTEMS DIVISION: In the PC system-level software product area, the Company develops and markets software products that enable PC, peripheral, and motherboard manufacturers to integrate existing and emerging industry standards and new technologies into PC platforms. The Company offers an extensive line of system software, including BIOS (Basic Input/Output System) products, for desktop, portable, and server PC systems based on x86 microprocessors. The system software products include system BIOS products, system core logic chipsets, system busses, video subsystems, keyboard controllers, power management chipsets, flash read-only memory ("ROM") chips, and other emerging PC technologies.

     The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time, and cost to develop system-level, firmware-based software products. The Company believes that OEM customers license the Company's system software products, rather than develop these products internally, in order to release products to market faster, reduce product development risks, reduce product development and support costs, and differentiate their system offerings with advanced features. A number of computer manufacturers develop their own BIOS products to achieve compatibility with other computers based on PC standards and to integrate new technologies. Price competition and time to market pressures are causing manufacturers to re-examine in-house development and deployment of their new systems. The Company believes there is an increasing trend of OEMs to outsource system software requirements to third parties.

     The demand for the Company's PC system software products depends principally on 1) PC manufacturers licensing rather than developing their own PC system software, 2) the sales success of the Company's OEM customers, 3) the emergence of new PC technologies requiring system-level software to achieve increased system functionality, user value, and performance, and (4) the functions and features offered in the Company's products compared to those of its competitors. The growth rate of sales in the personal computer industry fluctuates based on numerous factors, including general economic conditions, capital spending levels, new product introductions and shortages of key components. In addition, the market for personal computers is intensely competitive.

     In fiscal 1996, Phoenix announced Release 6 of PhoenixBIOS 4.0. Release 6 includes over 50 enhancements designed to improve manufacturing customers' ability to more easily develop their own extensions for products differentiation or to improve support, and to deploy new products with reduced costs for customization work.

     PHOENIXBIOS 4.0: Phoenix introduced PhoenixBIOS 4.0 as its core desktop systems firmware product in 1993. Since then, the Company has continuously released improvements to the core product, including Release 6 discussed above. Company's most successful system firmware product. The Company believes the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture, Plug and Play support, and advanced development tools and methodology. PhoenixBIOS
4.0 is designed to help PC manufacturers gain important market advantages, by decreasing the time it takes those manufacturers to get their products to market through increased reusability of firmware and compatibility with evolving PC standards.

     In fiscal 1996, Phoenix announced further key extensions to PhoenixBIOS
4.0 to further improve the performance of desktop PCs and makes them easier to use and support. Key fiscal 1996 advances included support for Microsoft's Simple Interactive PC (SIPC) requirements, support for APM 1.2 advanced power management, and creation of the ability to boot PC systems directly from Iomega Zip Drive and LS120 large removable media.

     NOTEBIOS 4.0 AND ADVANCED SYSTEMS SOFTWARE AND APPLICATIONS FOR PORTABLE
SYSTEMS: Phoenix offers its NoteBIOS system software for use with portable or notebook computers. The product's capabilities include advanced power management, SMI support, Save to Disk, Plug and Play, Portable Pentium CPU support, and smart batteries. The Company believes that a majority of notebook PCs shipped worldwide in fiscal 1996 with commercial BIOS were delivered with Phoenix's NoteBIOS.

     During fiscal 1996, the Company expanded its licensing of NoteBIOS 4.0 and Power Panel products, and introduced the BatteryScope product. In July 1996 Phoenix was the first in the industry to announce power management and PC Card support for Microsoft's new Windows NT 4.0 operating systems. This will enable portable systems users to use this major new operating system in systems with NoteBIOS 4.0 for NT 4.0 and the Company's new Phoenix Card Executive for NT 4.0 software. NoteBIOS 4.0 provides a highly modular, robust structure for the NoteBIOS product line based on the fourth generation of PhoenixBIOS core software. Power Panel is a Windows-based application that provides portable PC users with an advanced, intuitive, easy-to-use way to manage power use and battery life. BatteryScope is a second generation "Smart Battery" software utility resulting from development by Phoenix, DuraCell, Intel and Microsoft to extend battery life in portable PCs.

     PC APPLICATION SOFTWARE: The Company develops or acquires and markets application software to provide new functionality to the consumer and small office/home office (SOHO) PC environment. These products are marketed through the OEM channel, and typically the products are modified for each OEM in order for the OEM to achieve brand identification through product differentiation. The Company marketed two principal products during fiscal 1995 and 1996, one of which (PhoenixMUSE-TM-) was discontinued in 1996.

     In September 1996, the Company announced that it had become the exclusive distributor to OEMs of the user assistance software developed by CyberMedia, Inc. This agreement is the first part of Compaq's User Assistance Initiative (UAI), a development and marketing program from Phoenix designed to reduce an OEM's support costs by providing new technology to help PCs resolve many of their own problems automatically. The products are marketed under CyberMedia's First Aid and Oil Change trademarks. First Aid 97 is designed to allow PC users to analyze and fix their hardware and software problems. Oil Change enables users to automatically update the software in their PCs over the Internet.

SPECIAL PRODUCTS DIVISION

     PICO: The PICO product line provides system enabling and system enhancing software for Industrial, Hand-held, and Consumer Appliances in the emerging new Information Appliance market. Examples of these appliances are PDAs, Smart Phones, Point-of-Sale Terminals, Factory Automation Devices, Car Navigation Units, or Smart Home Entertainment (TV, stereo) units. PhoenixPICO BIOS provides leading edge PC software technology for these appliances, while PhoenixPICO Embedded Extensions provide unique and innovative software technologies to enhance these appliances. PhoenixPICO OAK (OEM Adaptation Kit) provides OEMs with development and educational tools.

     PHOENIX PC CARD SOFTWARE: The Phoenix PC Card software family includes support for identification, configuration, and use of all PC Card types on the market today. Support is available for all of the major Microsoft Windows operating system environments. Phoenix PC Card software products are compliant with the most current version of the PC Card Standard published by the PCMCIA and thus significantly reduce hardware compatibility problems. CardBus, the latest 32-bit high bandwidth standard option for PC Cards is supported by Phoenix as is Zoomed Video, the latest standard for live full motion video playback and video capture PC Card applications. Phoenix PC Card software is shipped by major OEMs including: Toshiba, Texas Instruments, Dell, AST, Fujitsu, Olivetti, and Siemens-Nixdorf, Inc.

     VIRTUAL CHIPS AND INTERCONNECTIVITY SOFTWARE: In August 1996, the Company completed the acquisition of Virtual Chips, Inc., a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are prepackaged circuit descriptions, delivered in a high level language known as a Hardware Description Language (HDL), and used as building blocks for system-level application specific integrated circuits (or ASICs). The resulting ASICs are used in computers and peripheral devices to provide connectivity using various interconnect standards (e.g., peripheral component interface (PCI), universal serial bus (USB) and other emerging standards such as IEEE 1394). Virtual Chips products include a full line of PCI SATELLITE and PCI HOST BRIDGE SYNTHESIZABLE CORES, plus a PCI TEST ENVIRONMENT to help customers verify their PCI-based designs. In October of 1996, Virtual Chips introduced a line of 66 MHZ PCI SATELLITE SYNTHESIZABLE CORES, to handle the needs for increased bandwidth in the graphics and server markets in particular. In 1996, Virtual Chips also introduced a USB product line, the first products of which are the USB FUNCTION SYNTHESIZABLE CORE and USB TEST ENVIRONMENT. These products complement the USB OHCI HOST CONTROLLER SYNTHESIZABLE CORE which Compaq Computer Corporation Licensed to Phoenix in the first half of 1996. Under the license agreement with Compaq, Phoenix has certain rights to sell, license and make derivatives of the licensed Compaq design. The Compaq design has already been licensed by twelve of the leading chipset and PC manufacturers, and, the Company believes, represents a key standard which compatibility will be measured for USB peripherals.

WORLDWIDE DEPLOYMENT SERVICES AND SUPPORT:

To support its worldwide customer base, Phoenix employs over 300 engineers and has offices in Japan, Taiwan, England, France, California, Oregon, Massachusetts and Texas. The Company's support services are provided by means of telephone and on-site service.

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

     Phoenix's relationships with Intel, Microsoft, Compaq, and other industry leaders give the Company early access to new technology requirements, which the Company believes facilitates the development of its products. By building upon its core technology base, the Company is able to tailor its system software products to conform to the specific requirements of its OEM customers, allowing its customers to integrate new technologies and introduce their products to market more effectively.

COMPETITION:

In marketing its BIOS, NoteBIOS, PICO, and PCMCIA products, Phoenix competes primarily with three other independent suppliers of BIOS technology: American Megatrends, Inc., Award Software International Inc. and SystemSoft Corporation. It also competes for BIOS business with in-house research and development departments of PC manufacturers that have significantly greater financial and technical resources than those of Phoenix. These companies include Compaq Computer Corporation, International Business Machines Corporation, and Toshiba Corporation. The Company's primary competitors for user assistance products are Symantec Corporation and SystemSoft. In the synthesizable core business begun with the acquisition of Virtual Chips, Phoenix competes with major EDA suppliers such as Mentor Graphics and Synopsys who are attempting to broaden their design tool business to include synthesizable cores, and small design houses such as Sand Microelectronics, Inc. who provide synthesizable cores, often as part of a design consulting contract. The bases for competition for the PC system-level software are primarily product performance and availability, engineering experience and expertise, product support, and price. Phoenix believes it competes favorably on these bases.

REVENUE:

Revenue attributable to the Company's PC Systems Division products accounted for 78%, 82%, and 89% of the Company's revenue from continuing operations (other than revenue from the Company's Publishing Division (see below)) in fiscal 1996, 1995, and 1994, respectively. Revenue attributable to the Special Products Division products accounted for 22%, 18% and 11% of total revenue from continuing operations for fiscal 1996, 1995 and 1994, respectively.

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

     REVENUE: Phoenix's revenue attributable to the Company's Publishing Division accounted for 53% of the Company's total revenue from continuing operations in fiscal 1994.

PRINTER SOFTWARE DIVISION Throughout 1994, the Company operated its Printer Software Division (formerly named the Peripherals Division) which designed, developed and supplied printer emulation software, page description languages, and controller hardware designs for the printer industry. In the printer market, where multiple standards exist, OEMs and software developers have been required to adapt their products to accommodate diverse page description languages, different font libraries and other printer standards. The business developed the PhoenixPage imaging software architecture to enable OEMs to design and manufacture printers that can support multiple page description languages (such as the PostScript language and the HP-PCL language), printer emulations, and font technologies. More than 40 printer manufacturers have used PhoenixPage in their printer product lines.

     In November 1994, the Company sold all the assets of its Printer Software Division to Xionics Document Technologies, Inc. The Company received an 8% promissory note in the principal amount of $4,849,000, collateralized by the assets sold and payable in twenty quarterly installments commencing January 15, 1997. The Company also received a minority equity interest in the purchaser. In fiscal 1995, the Company provided an additional loan of $350,000 to the purchaser. Subsequently, the Company participated in a stock offering to new and existing investors by exchanging $1,900,000 of principal under these two notes for additional shares and later converted an additional $340,000 into shares of stock. In September and October 1996, the Company participated in Xionics' initial public offering of shares and sold an aggregate of 575,000 shares. Following these sales, the Company owns approximately 1.4 million shares of Xionics common stock. The 8% note was repaid in full.

     As was the case in the sale of the Publishing Division business, the maintenance of a minority ownership position in Xionics will let Phoenix participate in that business's future growth, while making new resources available for its remaining businesses.

     REVENUE: The consolidated financial statements were restated to reflect the Printer Software Division as a discontinued operation. Revenue from discontinued operations was $9,439,000 for fiscal 1994. The net liabilities of discontinued operations of $1,335,000 and $724,000 at September 30, 1996 and 1995, respectively, consist primarily of accrued costs to be incurred in connection with the sale of the division, offset by accounts receivable. Payments were $289,000 and $4,479,000 in fiscal 1996 and 1995, respectively.

EMPLOYEES

     As of November 30, 1996, the Company employed 490 persons worldwide, of whom 324 are in research and development, 111 are in sales and marketing, and 55 are in finance and administration.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on trade secret, trademark and copyright laws and contractual agreements to protect its proprietary rights. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. The Company licenses the source code for its products to its customers for limited uses. The Company licenses its software products to its customers. Wide dissemination of the Company's software products makes protection of the Company's proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of the Company's products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying. At November 30, 1996, the Company had been issued three patents and had 18 patent applications pending.

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

Item 2. PROPERTIES

     The Company's principal offices are located in a 86,602 square foot building in San Jose, California which the Company leases pursuant to a lease expiring in November 2003. Minimum annual lease payments for the San Jose facility are approximately $1,235,000 plus certain additional costs. In December 1996, the Company completed the move of its principal offices from Santa Clara, California to this San Jose Facility.

     The Company also leases smaller office facilities in other locations including: Irvine, California; Norwood, Massachusetts; Beaverton, Oregon; Houston, Texas; Taipei, Taiwan; Tokyo, Japan; Guildford, England; and Archamps, France.

     The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.

Item 3. LEGAL PROCEEDINGS

              None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                       PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS

The Company's Common Stock is traded in the NASDAQ National Market System under the symbol PTEC. The following table presents the quarterly high and low bid quotations in the over the counter market, as quoted by NASDAQ.
These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               HIGH       LOW
   ------------------------------------------------------------
    Year ended September 30, 1996:
         First quarter                       $ 16.33    $ 9.88
         Second quarter                        15.75     12.88
         Third quarter                         20.38     13.00
         Fourth quarter                        19.50     12.75

    Year ended September 30, 1995:
         First quarter                        $ 8.13    $ 5.38
         Second quarter                         8.50      6.13
         Third quarter                         11.13      6.75
         Fourth quarter                        14.38     10.25


The Company has approximately 320 shareholders of record as of September 30, 1996. The Company has never paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit agreement restricts the payment of cash dividends.

Item 6.        SELECTED FINANCIAL DATA

SELECTED UNAUDITED QUARTERLY DATA

                                                 FISCAL 1996, QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)      DEC 31    MAR 31    JUN 30    SEP 30
--------------------------------------------------------------------------------
Revenue                                   $14,807   $17,935   $18,645   $20,749
Gross margin                               11,762    13,849    14,933    16,850
Income from operations                      2,503     3,329     2,876     1,968
Income from continuing operations           2,092     2,519     2,338     2,098
Net income                                  2,092     2,519     2,338     5,850
Income per share from continuing
      operations                             0.13      0.15      0.13      0.11
Net income per share                         0.13      0.15      0.13      0.32

                                                 FISCAL 1995, QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)      DEC 31    MAR 31    JUN 30    SEP 30
--------------------------------------------------------------------------------
Revenue                                   $11,119   $12,204   $13,320   $13,297
Gross margin                                9,040     9,844    10,879    10,596
Income from operations                      1,730     1,992     2,390     2,154
Net income                                  1,569     1,738     2,030     3,474
Net income per share                         0.10      0.11      0.13      0.22

SELECTED PERCENTAGE DATA                                             FY94
                                                              ------------------
                                             FY96      FY95   PRO FORMA*   ACTUAL
--------------------------------------------------------------------------------
Revenue:
    License fees                             86.6 %    87.0 %    86.0 %    93.4 %
    Services                                 13.4      13.0      14.0       6.6
                                            -----     -----     -----     -----
        Total revenue                       100.0     100.0     100.0     100.0
Cost of revenue:
    License fees                             10.4       7.3      10.0      43.8
    Services                                 10.0      11.9      13.0       6.1
                                            -----     -----     -----     -----
        Total cost of revenue                20.4      19.2      23.0      49.9
                                            -----     -----     -----     -----
Gross margin                                 79.6      80.8      77.0      50.1
Operating expenses:
    Research and development                 28.6      22.1      16.6       8.0
    Sales and marketing                      21.5      28.7      27.0      19.2
    General and administrative               13.5      13.4      15.8       9.8
    Other operating expenses                  1.2         -         -      10.6
                                            -----     -----     -----     -----
        Total operating expenses             64.8      64.2      59.4      47.6
                                            -----     -----     -----     -----
Income from operations                       14.8      16.6      17.7       2.5
    Other income, net                         3.1       4.1       3.5      27.3
                                            -----     -----     -----     -----
Income before income taxes                   17.9      20.7      21.2      29.8
    Provision for income taxes                5.4       3.0       7.4       7.5
                                            -----     -----     -----     -----
Income from continuing operations            12.5      17.7      13.8      22.3
Gain (Loss) on discontinued operations        5.2         -         -     (14.4)
                                            -----     -----     -----     -----
Net income                                   17.7 %    17.7 %    13.8 %     7.9 %
                                            -----     -----     -----     -----
                                            -----     -----     -----     -----

* The Company sold its Publishing and Printer Software Divisions in fiscal 1994. The Publishing Division accounted for 53% of fiscal 1994 revenue. The Printer Software Division was classified as discontinued operations. The pro forma results exclude the charge for other operating expenses, reflect the elimination of Publishing revenue and direct expenses, treats its sale as if it had occurred at the beginning of fiscal 1994, and exclude the loss from discontinued operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's primary business is to provide system level software and engineering services to original equipment manufacturers ("OEMs") and integrators of personal computers ("PCs") and information appliances (special purpose computers). The Company sold its Publishing and Printer Software Divisions in fiscal 1994, which marketed technical publishing software and documentation to OEMs and system software for laser printers, respectively. The Company discontinued marketing software products through the retail channel in fiscal 1995.

               In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters in fiscal 1996 has been restated to reflect Virtual Chips' results of operations. The financial statements for the fiscal 1995 and 1994 have not been restated as the results of operations of Virtual Chips were not material in relation to those of the Company. Shares used in the computation of net income per share have been restated for all periods presented to give effect to the shares issued and options assumed by the Company in the transaction. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB and other emerging industry standard protocols.

REVENUE. Revenue increased $22.2 million (44%) to $72.1 million in fiscal 1996 from $49.9 million in fiscal 1995. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base as well as additional revenue from existing customers. Revenue increased in all geographic areas. Revenue decreased $36.2 million (42%) to $49.9 million in fiscal 1995 from $86.2 million in fiscal 1994. This decrease in revenue is primarily due to the sale of the Company's Publishing Division in fiscal
1994. In fiscal 1996, one customer accounted for 10% of revenues.   No
customers accounted for 10% or more of revenue in fiscal 1995. In fiscal 1994, one customer accounted for 19% of revenue and another customer accounted for 14%. Software revenue increased 44% from fiscal 1995 to fiscal 1996 and 24% from fiscal 1995 to fiscal 1994.

GROSS MARGIN. Gross margin as a percent of revenue was 80%, 81% and 50% for fiscal 1996, 1995 and 1994, respectively. The gross margin for fiscal 1994, excluding the Publishing Division sold during the year, was 77%. License fee gross margin was 88%, 92% and 88% for fiscal 1996, 1995 and 1994, respectively. The decrease from fiscal 1995 to fiscal 1996 is primarily due to increases in royalty expense and amortization of capitalized computer software costs. Service gross margin was 25%, 8% and 7% in fiscal 1996, 1995 and 1994, respectively. The increase in service gross margin is attributable to productivity improvements in service engineering.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $20.6 million, $11 million and $6.9 million in fiscal 1996, 1995 and 1994, respectively. The increases in research and development expenses are primarily due to the hiring of additional engineers devoted to the development of system level software. The increase as a percent of revenue in fiscal 1996 is primarily due to the creation of a new product line to develop and market software to connect computers and peripheral devices and the acquisition of Virtual Chips, Inc.

               The Company capitalized approximately $2.1 million, $1.3 million and $2.5 million of internally developed software costs in fiscal 1996, 1995 and 1994, respectively. These amounts were offset by amortization of capitalized software costs of $3.2 million, $1.2 million and $0.8 million in fiscal 1996, 1995 and 1994, respectively. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $15.5 million, $14.4 million, and $16.6 million in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 was primarily due to an increase in headcount in sales and marketing as well as an increase in commission expense associated with an increase in revenues. The decrease in fiscal 1995 and the decrease as a percent of revenue in fiscal 1996 resulted primarily from the discontinuance of advertising expenses related to products marketed through the retail channel. The Company discontinued retail distribution in the second half of fiscal 1995. As a percent of revenue, sales and marketing expenses were 22%, 29% and 19% in fiscal 1996, 1995 and 1994, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $9.7 million, $6.7 million and $8.5 million in fiscal 1996, 1995 and 1994, respectively. The increase in fiscal 1996 resulted primarily from increased salaries and related benefits associated with headcount growth and increased recruiting and relocation costs. The decrease in fiscal 1995 from 1994 was due to the employment of fewer people and the use of less outside consulting or professional services as a result of imporved internal operating efficiency over the previous year. As a percent of revenue, general and administrative expenses were 13%, 13% and 10% in fiscal 1996, 1995 and 1994, respectively.

OTHER OPERATING EXPENSES. Other operating expenses were $0.9 million and $9.1 million in fiscal 1996 and 1994. Other operating expenses in fiscal 1996 include the costs associated with the acquisition of Virtual Chips, Inc. in August 1996.

               Other operating expenses in fiscal 1994 include the write-off of $6,777,000 of non-refundable advance royalties in connection with its termination of an agreement to distribute a BIOS and other software for IBM. Also included in other operating expenses in fiscal 1994 is a provision of $2,318,000 related to the relocation of the Company's headquarters from Massachusetts to California which occurred in fiscal 1995. In fiscal 1996 and 1995, $525,000 and $876,000 of the accrual was paid, respectively.

INTEREST INCOME. Net interest income was $2.2 million, $1.7 million and $0.2 million in fiscal 1996, 1995 and 1994, respectively. The increase in interest income over the years is primarily due to the increase in cash available for investment in the respective periods.

DISCONTINUED OPERATIONS. In September 1996, the Company sold 500,000 shares of common stock of Xionics Document Technologies, Inc.'s ("Xionics") in its initial public offering. In addition, the Company received payment on a promissory note. The gain on the repayment of the note and sale of the stock in the amount of $6.5 million was recorded as a gain from discontinued operations, net of income taxes, to the extent such amounts were previously written off in fiscal 1994 by a charge to discontinued operations. The remaining amount of $294,000, which represents investment gains, was recorded in continuing operations as other income on the Company's income statement. At September 30, 1996, the Company held 1,455,381 shares of Xionics stock at a market value of $15 per share. In October 1996, the underwriters of the offering exercised their option to purchase additional shares, which included 75,000 shares from Phoenix. Following these sales, Phoenix owned 1,380,381 shares, or approximately 13% of the outstanding Xionics common stock.

PROVISION FOR INCOME TAXES. The Company recorded income tax provisions of $3.9 million, $1.5 million and $6.4 million in fiscal 1996, 1995 and 1994, respectively. The Company's effective tax rate was 30%, 14% and 25% in fiscal 1996, 1995 and 1994, respectively. The higher tax rate in fiscal 1996 is due to the increase in nondeductible expenses and a decrease in the tax benefit from losses in the prior years. The Company's effective tax rate has been lower than the statutory rate primarily due to available net operating losses carried forward and various tax credits. The provision for fiscal 1995 includes an income tax benefit in the fourth quarter of $1.3 million resulting from a decision to reduce the Company's valuation allowance related to its deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement No. 109 requires recognition of deferred tax assets when the probability of recovery is more likely than not.

QUARTERLY RESULTS OF OPERATIONS

The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated results of operations for fiscal 1996 and 1995. This information was derived from the Company's unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with the Company's Consolidated Financial Statements. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

               Phoenix's future operating results may vary substantially from period to period. The timing and amount of its license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While Phoenix receives recurring revenue on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, Phoenix has experienced a pattern of recording 50% of its quarterly revenues in the third month of the quarter. Phoenix has historically monitored its revenue bookings through regular, periodic worldwide forecast reviews during the quarter. However, while these reviews keep management informed of areas where additional selling effort may be needed in order to meet the internal plans and market expectations, there can be no assurances that this process will result in revenue expectations being met. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the period. As a result, if revenues are less than planned in any quarter while expense levels remain relatively fixed, Phoenix's operating results would be adversely affected for that quarter. In addition, the incurring of unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

BUSINESS RISKS

The additional following factors should be considered carefully when evaluating Phoenix and its business.

UNCERTAINTIES RELATING TO THE INTEGRATION OF VIRTUAL CHIPS. Phoenix and Virtual Chips entered into the acquisition agreement with the expectation that the merger will result in beneficial synergies for the combined companies. Achieving the anticipated benefits of the merger will depend in part upon whether the integration of the two companies' businesses is achieved in an efficient and effective manner and there can be no assurance that this will occur. Virtual Chips' products address new and emerging technologies and its customer base includes peripheral device manufacturers which have not been among Phoenix's traditional customers. The combination of the two companies will require, among other things, the integration of the two companies' sales forces. There can be no assurance that such integration will be accomplished smoothly, on time, or successfully. Phoenix's operating results could be adversely affected if Phoenix does not adequately train its sales force to sell the products based on these new technologies into this new market.

PRODUCT DEVELOPMENT. Phoenix's long-term success will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet the needs of its current customers in their present markets and of current and future customers in new and emerging markets. There can be no assurance that Phoenix will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Phoenix has from time to time experienced delays in introducing new products which could adversely impact acceptance and revenue generated from the sale of such products. Finally, Phoenix's software products and their enhancements contain complex code which may contain undetected errors or bugs when first introduced, despite testing. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such products or enhancements.

PROTECTION OF INTELLECTUAL PROPERTY. Phoenix relies on a combination of trade secret, copyright, trademark laws and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Phoenix's technology. In addition, copyright and trade secret protection for Phoenix's products may be unavailable or unreliable in certain foreign countries. The Company has been issued one patent with respect to its current product offerings and has a number of patent applications pending with respect to certain of the products it markets. Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that Phoenix's engineers will be able to develop technologies capable of being patented. As the number of software patents increases, Phoenix believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by Phoenix. Any such claims, whether or not meritorious, can be time consuming and expensive to defend, and could have an adverse effect on Phoenix's business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets could also have an adverse effect on Phoenix's business, results of operations and financial condition.

DEPENDENCE ON THIRD-PARTY PROVIDERS OF TECHNOLOGY. Phoenix's products use certain products and technologies of various third party software developers, including both complete products offered as extensions of Phoenix's product lines and technology used in the enhancement of internally developed products. In addition, Phoenix recently announced that it had become the exclusive distributor to OEMs of First Aid, a diagnostic and repair utility from CyberMedia, Inc. for PCs and PC software. These products are licensed under contractual agreements, which in some cases are for limited time periods and in some cases provide for termination under certain circumstances. There can be no assurance that the technology plans and directions for the third party products will remain compatible with Phoenix's needs, that these third-party providers will commit adequate development resources to maintain or enhance these products and technologies, or that the license agreements with limited duration will be renewed upon expiration. In such circumstances, Phoenix may not be able to obtain or develop substitute products or technology, which could adversely affect Phoenix's business, results of operation and financial condition.

IMPORTANCE OF MICROSOFT AND INTEL. For a number of years, Phoenix has worked closely with Microsoft Corporation and Intel Corporation in developing standards for the PC Industry. In addition, Phoenix has been a supplier of its system-level software technology to Intel and in December 1995 the two companies entered into a significant, long-term technology agreement pursuant to which Phoenix licensed its desktop and server BIOS products for Intel to include with its motherboard products. Phoenix presently expects its ongoing relationships with these two industry leaders to remain good. There can, however, be no assurance that either Microsoft or Intel will not develop alternative product strategies which could conflict with Phoenix's product plans and marketing strategies and, accordingly, adversely impact Phoenix's business and results of operations. Presently, there is little overlap or conflict in Phoenix's product offerings and strategies and those of Intel. Windows NT and Windows CE, Microsoft's newer operating systems, incorporate some functionality that has traditionally resided in the BIOS. However, PCs which support multiple operating systems still require this support in the BIOS. To provide products to OEMs which are manufacturing systems using only these newer Microsoft operating systems, Phoenix must migrate its intellectual property from the BIOS to the lower levels of these operating systems. There can be no assurances that Phoenix will be successful in these efforts.

RETENTION OF KEY PERSONNEL. Phoenix believes it employs more BIOS engineers than any other company in the PC industry. Virtual Chips' products are based on new and emerging technologies which are different than BIOS technologies. Phoenix's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified engineers. The available pool of engineering talent is limited for both operations. Accordingly, failure to retain and grow its research and development teams could adversely affect Phoenix's business and operating results.

COMPETITION. The market for Phoenix's products is extremely competitive. Phoenix competes primarily with three other independent suppliers with respect to its system-level software products: American Megatrends, Inc., Award Software International Inc. and SystemSoft Corporation. It also competes for BIOS business with in-house research and development departments of PC manufacturers that have significantly greater financial and technical resources than those of Phoenix. These companies include Compaq Computer Corporation, International Business Machines Corporation, Dell Computer Corporation and Toshiba Corporation. In the synthesizable core business begun with the acquisition of Virtual Chips, Phoenix competes with businesses such as Mentor Graphics Corporation, Synposys Corporation and Cadence Systems who have resources far greater than those of Phoenix and with other companies such as Sand Microsystems and CAE Technology. There can be no assurance that Phoenix will continue to compete successfully with its current competitors or that it will be able to compete successfully with new competitors.

INTERNATIONAL SALES AND ACTIVITIES. Revenue derived from Phoenix's international operations comprises a majority of total revenues. There can be no assurances that Phoenix will not experience significant fluctuations in international revenues. While virtually all of Phoenix's license fee or royalty contracts are U.S dollar denominated, Phoenix is considering permitting its overseas offices to invoice in local currencies. Phoenix has sales and engineering offices in England, France, Japan and Taiwan and uses a Madras, India software engineering firm for assistance in the synthesizable core business. Phoenix's operations and financial results could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

VOLATILE MARKET FOR PHOENIX STOCK. The market for Phoenix's stock is highly volatile. The trading price of Phoenix common stock has been and will continue to be subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products of customer contracts by Phoenix and its competitors, changes in Phoenix's or its competitors' product mix or product direction, changes in Phoenix's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which Phoenix may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which Phoenix does business, companies with which Phoenix competes or relating to Phoenix specifically could have an immediate and adverse effect on the market price of Phoenix's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and that often have been unrelated to the operating performance of these companies.

CERTAIN ANTI-TAKEOVER EFFECTS. Phoenix's Certificate of Incorporation, Bylaws and Stockholder Rights Plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three year terms. The Stockholder Rights Plan permits holders of Phoenix common stock to purchase shares of Series A Junior participating preferred stock in the event of the acquisition by a third party of 20% or more of Phoenix's outstanding common stock or if a third party announces its tender offer for at least 30% of Phoenix's outstanding common stock. If Phoenix is acquired in a merger or other business combination, each right will entitle its holder to purchase a number of shares of Phoenix common stock which equals the exercise price of the right divided by one-half of the then current market price of Phoenix common stock. In addition, in connection with the February 1996 sale of shares representing 6% of the outstanding Phoenix common stock and of a warrant to purchase an additional 7%, Phoenix granted Intel Corporation certain rights in the event of solicited or unsolicited offers to acquire Phoenix.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $57 million and available borrowings under a bank credit facility of $10 million. There were no borrowings outstanding under the bank credit facility at September 30, 1996. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION. Net cash generated from operating activities during fiscal 1996 was $11 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $24.4 million which consisted primarily of purchases of short-term investments of $45.4 million, purchases of property and equipment of $4.3 million, and additions to computer software costs of $2.7 million for use in the Company's operations and was partially offset by maturities of short-term investments of $21.3 million and proceeds from sale of marketable securities of $6.8 million. Cash generated from financing activities during fiscal 1996 was $13.3 million resulting from the issuance of common stock and a warrant to Intel Corporation for $10.4 million, issuance of convertible debt securities of $0.7 million and the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan of $4.2 million, partially offset by $2 million of purchases of treasury stock.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The following financial statements which are filed as a part of Item 14 of this report are incorporated herein by this reference:

               Consolidated Balance Sheets as of September 30, 1996 and 1995.

               Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

               Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

               Notes to Consolidated Financial Statements.

               Independent Auditor's Report.

               Selected Quarterly Financial Data.

Item 9.        CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


                                       PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors of the Company will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1997 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference.

               The executive officers of the Company, each of whom serve at the discretion of the Board of Directors, as of the date of this Form 10-K are as follows:

NAME                    AGE   POSITION
----                    ---   --------
Jack Kay                 50   President and Chief Executive Officer

Robert J. Riopel         55   Vice President, Finance,
                              Chief Financial Officer and Treasurer

Gayn B. Winters          54   Vice President, Engineering and
                              Chief Technology Officer

David A. Everett         54   Vice President, Worldwide Field Operations

Craig Slayter                 Vice President and General Manager, Special
                              Products Division

               Mr. Kay joined the Company as Vice President of Worldwide Sales in May 1990. In January, 1992, he was appointed Senior Vice President and Chief Operating Officer. In June, 1994, he was promoted to President and Chief Operating Officer. Effective October 1, 1995, he was promoted to President and Chief Executive Officer.

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

                     Dr. Winters joined the Company as Vice President,
Engineering and Chief Technology Officer in August 1995. For more than five years before joining the Company, Dr. Winters worked for Digital Equipment Corporation, a leading supplier of computer systems, most recently as Group Engineering Manager and Corporate Consulting Engineer.

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

               Mr. Slayter has been employed in various management positions since he joined the Company in July 1987. Mr. Slayter served as General Manager, Asia-Pacific Division, from April 1988 through September 1994. He was promoted to Vice President, Asia Pacific Operations in October 1994. Since April 1996, Mr. Slayter has been employed as the Vice President and General Manager of the Special Products Division.

               To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representations that no other reports were required, if any, the filing requirements of Section 16(a) applicable to its officers, directors and 10% Stockholders were satisfied, except that the Forms 5 for fiscal 1996 for directors Charles Federman, Lawrence G. Finch and Anthony P. Morris were filed 36 days late.

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

                              Consolidated Balance Sheets as of September 30,
                         1996 and 1995.

                              Consolidated Statements of Income for the years
                         ended September 30, 1996, 1995 and 1994.

                              Consolidated Statements of Cash Flows for the
                         years ended September 30, 1996, 1995 and 1994.

                              Consolidated Statements of Stockholders' Equity
                         for the years ended September 30, 1996, 1995 and 1994.

                              Notes to Consolidated Financial Statements.

                              Report of Independent Auditors.

                              Selected Quarterly Financial Data.

                              Report of Independent Accountants.

                    2.   FINANCIAL STATEMENT SCHEDULES

                              Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto. The financial statements and financial statement schedules follow the signature page hereto.

                    3.   EXHIBITS

             3.1 Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-21793 (the "Form S-1"))

             3.2 By-laws of the Registrant as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-03065 (the "1996 ESPP S-8"))

             3.3 Certificate of Correction to the Registrant's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Form S-1 ("Amendment No. 2"))

             3.4 Certificate of Amendment to the Registrant's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to Amendment No. 2)

             3.5 Certificate of Correction to the Registrant's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K"))

             3.6 Certificate of Ownership (incorporated herein by reference to Exhibit 3.6 to the 1988 Form 10-K)

             3.7 Certificate of Correction to the Registrant's Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.7 to the 1988 Form 10-K)

             3.8 Rights Agreement dated as of October 31, 1989 between the Registrant and The First National Bank of Boston (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 31, 1989 (the "1989 8-K"))

             3.9 Certificate of Designations of the Registrant's Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the 1989 8-K)

             3.10 Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of State on April 18, 1996 (incorporated by reference to Exhibit
                    4.11 to the 1996 ESPP S-8).

             3.11 Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock filed with the Delaware Secretary of State on April 18, 1996
                    (incoporated by reference to Exhibit 4.12 to the 1996 ESPP S-8).

             4.1 Rights Agreement dated as of October 31, 1989 between the Company and The First National Bank of Boston - filed as
                    Exhibit 4.1 to the October 31, 1989 Form 8-K, and incorporated herein by this reference.

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

            10.6 Amendment dated April 15, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.23 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

            10.7 Amendment dated June 28, 1993 to the Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.24 to the Company's Form 10-Q filed on August 16, 1993 and incorporated herein by this reference.

            10.8 Replication Agreement dated March 15, 1993 between the Company and Microsoft Corporation and Amendments One, Two, Three and Four thereto, filed as exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993 and incorporated herein by this reference.

            10.9 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank filed as exhibit 10.17 to the Company's Form 10-Q filed on February 14, 1994 and incorporated herein by this reference.

            10.10 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation filed as exhibit 10.18 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

            10.11 Amendment Number 1 to the 1992 Equity Incentive Plan filed as exhibit 10.19 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

            10.12 Amendment Number 1 to the 1991 Employee Stock Purchase Plan filed as exhibit 10.20 to the Company's Form 10-Q filed May 16, 1994 and incorporated herein by this reference.

            10.13 Amendment No. 1 to Purchase Agreement by and between Phoenix Technologies Ltd. and Softbank Corporation dated as of March 15, 1994 -filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

            10.14 Asset Purchase Agreement made as of September 30, 1994 by and between the Registrant and Xionics International Holdings, Inc. - filed as Exhibit 2.01 to the Company's Current Report on Form 8-K dated November 8, 1994 and incorporated herein by this reference.

            10.15 1994 Equity Incentive Plan, as amended through February 28, 1996 -filed as Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K") and incorporated herein by this reference.

            10.16 Amended and Restated Employee Stock Purchase Plan, as amended by through February 28, 1996 - filed as Exhibit
                    4.10 to the 1996 ESPP S-8 and incorporated herein by this reference.

            10.17 Employment offer letter between the Company and Gayn B. Winters -filed as Exhibit 10.19 to the 1995 10-K and incorporated herein by this reference.

            10.18 Loan Modification Agreement dated January 25, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit
                    10.20 to the 1995 10-K and incorporated herein by this reference.

            10.19 Third Amendment dated as of June 8, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit 10.21 to the 1995 10-K and incorporated herein by this reference.

            10.20 Amendment dated as of June 30, 1995 to the Line of Credit Agreement dated November 25, 1991 between Silicon Valley Bank and the Company - filed as Exhibit 10.22 to the 1995 10-K and incorporated herein by this reference.

            10.21 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA - filed as Exhibit
                    10.23 to the 1995 10-K and incorporated herein by this reference.

            10.22 Agreement dated December 18, 1995 between Intel Corporation and the Company filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 as amended by a Form 10-Q/A-1 (the "December 1995 10-Q") and incorporated herein by this reference. Portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

            10.23 Common Stock and Warrant Purchase Agreement dated as of December 18, 1995 by and between the Company and Intel Corporation - filed as Exhibit 10.25 to the December 1995 10-Q and incorporated herein by this reference.

            10.24 Warrant to Purchase Shares of Common Stock of the Company dated February 15, 1996 - filed as Exhibit 2 to the
                    Schedule 13D of Intel Corporation dated February 23, 1996 with respect to the purchase by Intel of shares of the Company's common stock and of a warrant to purchase shares of the Company's common stock (the "Intel Schedule 13D") and incorporated herein by this reference

            10.25 Investor Rights Agreement, dated December 18, 1995, between the Company and Intel Corporation - filed as
                    Exhibit 3.2 to the Intel Schedule 13D and incorporated herein by this reference.

            10.26   Standard Industrial Lease - Full Net between The
                    Equitable Life Assurance Society of the United States as Landlord and Phoenix Technologies Ltd. as Tenant dated as of May 15, 1996 for that certain property located at 411
                    E. Plumeria Drive, San Jose, California - filed as Exhibit
                    10.20 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by this reference.

            10.27 Loan Agreement dated as of February 29, 1996 by and between Silicon Valley Bank and Phoenix Technologies Ltd.

            10.28 Industrial Lease (Single Tenant; Net) dated as of October 1, 1996 by and between The Irvine Company and Phoenix Technologies Ltd. For that certain property located at 135 Technology Drive, Irvine, California.

            11.1 Statement re computation of earnings per share (primary earnings per share).

            21.1    Subsidiaries of the Company.

            23.1    Consent of Independent Auditors (Ernst & Young LLP).

            23.2    Consent of Independent Accountants (Coopers & Lybrand
                    LLP).

            27      Financial Data Schedule.

                     (b) REPORTS ON FORM 8-K

                     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1996.

                     (c) EXHIBITS FILED

                     See listing under Item 14(a)(3) above for a list of Exhibits filed with this report.

                     (d) FINANCIAL STATEMENT SCHEDULES

                     See Schedule II - Valuation and Qualifying Accounts for the Three Years Ended September 30, 1996

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PHOENIX TECHNOLOGIES LTD.

                                 by:  /s/ Jack Kay
                                    ---------------------------------------
                                      Jack Kay
                                      President and Chief Executive Officer
                                 Date:  December 30, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jack Kay                           /s/ Robert J. Riopel
----------------------------------     -------------------------------------
Jack Kay                               Robert J. Riopel
Director and Principal Executive       Principal Finance and Accounting
Officer                                Officer


Date:  December 30, 1996               Date:  December 30, 1996


                                       /s/ Lawrence G. Finch
----------------------------------     -------------------------------------
Charles Federman                       Lawrence G. Finch
Director                               Director


Date:  December   , 1996               Date:  December 30, 1996


/s/ Ronald D. Fisher                   /s/ Lance E. Hansche
----------------------------------     -------------------------------------
Ronald D. Fisher                       Lance E. Hansche
Director                               Director


Date:  December 30, 1996               Date:  December 30, 1996


/s/ Anthony P. Morris
----------------------------------
Anthony P. Morris
Director


Date:  December 30, 1996

                   PHOENIX TECHNOLOGIES LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                            YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                1996        1995         1994
                                                     ----------------------------------
Revenue:
   License fees                                      $  62,497   $  43,448    $  34,913
   Services                                              9,639       6,493        5,676
   Publishing                                                -           -       45,584
                                                     ---------   ---------    ---------
         Total revenue                                  72,136      49,941       86,173

Cost of revenue:
   License fees                                          7,482       3,633        4,053
   Services                                              7,260       5,949        5,270
   Publishing                                                -           -       33,698
                                                     ---------   ---------    ---------
         Total cost of revenue                          14,742       9,582       43,021
                                                     ---------   ---------    ---------
Gross margin                                            57,394      40,359       43,152

Operating expenses:
   Research and development                             20,628      11,038       6,887
   Sales and marketing                                  15,522      14,355      16,585
   General and administrative                            9,679       6,696       8,460
   Other operating expenses                                889           -       9,095
                                                     ---------   ---------    ---------
         Total operating expenses                       46,718      32,089      41,027
                                                     ---------   ---------    ---------
Income from operations                                  10,676       8,270       2,125

   Gain on sale of Publishing Division                       -           -      23,538
   Interest income, net                                  2,177       1,725         213
   Other income (expense), net                              73         303        (226)
                                                     ---------   ---------    ---------
Income before income taxes                              12,926      10,298      25,650
   Provision for income taxes                            3,879       1,483       6,420
                                                     ---------   ---------    ---------
Income from continuing operations                        9,047       8,815      19,230
Discontinued operations:
    Loss from discontinued operations
      (after income tax benefit of $1,199)                   -           -      (1,792)
    Gain (loss) from disposal
      (after income taxes of $2,300 in 1996
      and benefit of $425 in 1994)                       3,752           -     (10,644)
                                                     ---------   ---------    ---------
Net Income                                           $  12,799    $  8,815    $  6,794
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------

Income (loss) per share:
   Income from continuing operations                   $  0.52     $  0.56     $  1.32
   Income (loss) from discontinued operations             0.21           -       (0.85)
                                                     ---------   ---------    ---------

Net income per share                                   $  0.73     $  0.56     $  0.47
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------

Shares used in per share computations                   17,456      15,763      14,567
                                                     ---------   ---------    ---------
                                                     ---------   ---------    ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PHOENIX TECHNOLOGIES LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          SEPTEMBER 30,
(IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)              1996           1995
------------------------------------------------------------------------------
                              ASSETS
Current assets:
    Cash and cash equivalents                        $  25,752     $  25,797
    Short-term investments                              31,287         7,147
    Accounts receivable, net of allowances of
      $467 in 1996 and $430 in 1995                     16,225        12,064
    Deferred income taxes                                2,719         1,105
    Other current assets                                 2,809         2,585
                                                     ---------     ---------
        Total current assets                            78,792        48,698

Other marketable securities                             21,831             -
Property and equipment, net                              5,099         2,625
Computer software costs, net                             3,694         3,823
Deferred income taxes                                        -         2,195
Other assets                                             4,133         5,049
                                                     ---------     ---------
        Total assets                                $  113,549     $  62,390
                                                     ---------     ---------
                                                     ---------     ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  $  2,589     $   1,645
    Payroll and related liabilities                      3,279         2,536
    Accrued license fees and royalties                   1,299           889
    Other accrued liabilities                            2,702         2,721
    Income taxes payable                                 3,955         2,765
    Relocation accrual                                      97           622
    Discontinued operations                              1,335           724
                                                     ---------     ---------
        Total current liabilities                       15,256        11,902

Deferred income taxes                                    8,561             -
Other liabilities                                          155            70

Commitments                                                  -             -

Stockholders' equity:
    Preferred stock, $.10 par value, 500 shares
      authorized, none issued                                -             -
    Common stock, $.001 par value, 40,000 shares
      authorized, 16,636 and 13,928 shares issued
      and outstanding at September 30, 1996 and
      1995                                                  17            14
    Additional paid-in capital                          68,509        53,710
    Retained earnings (accumulated deficit)              8,113        (3,232)
    Unrealized gain on available-for-sale
      securities                                        13,098             -
    Accumulated translation adjustment                    (160)          (74)
                                                     ---------     ---------
        Total stockholders' equity                      89,577        50,418
                                                     ---------     ---------
        Total liabilities and stockholders'
          equity                                    $  113,549     $  62,390
                                                     ---------     ---------
                                                     ---------     ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   PHOENIX TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                          1996        1995         1994
------------------------------------------------     ----------------------------------
Cash flow from operating activities:
    Net income                                       $  12,799    $  8,815     $  6,794
    Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities
      Depreciation and amortization                      5,051       3,050        5,401
      Provision for relocation                            (525)       (876)       2,318
      Gain on recovery of assets previously
        written off                                     (6,051)          -            -
      Realized gain on sale of marketable securities      (294)          -            -
      Compensation costs related to stock issuance          49           -            -
      Gain on sale of Publishing Division                    -           -      (23,538)
      Equity investment                                    170        (170)           -
      Provision for loss on discontinued operations          -           -       10,006
      Write-off of prepaid royalties and
        capitalized software                                 -           -        6,777
      Deferred income taxes                                410      (1,300)           -
      Change in operating assets and liabilities,
        net of effects of acquisitions and divestures:
        Accounts receivable                             (4,305)      4,020       (6,024)
        Other current assets and other assets              (53)       (351)      (2,310)
        Accounts payable                                   955      (1,798)           -
        Payroll and related liabilities                    788          74        2,142
        Other accrued liabilities                          147      (2,494)        (152)
        Income taxes payable                             1,234      (1,335)       2,991
        Discontinued operations                            611      (4,479)        (223)
                                                     ---------    --------     --------
            Total adjustments                           (1,813)     (5,659)      (2,612)
                                                     ---------    --------     --------
Net cash provided by operations                         10,986       3,156        4,182
Cash flows from investing activities:
    Proceeds from sale of Publishing Division                -           -       30,000
    Maturity of short-term investments                  21,261      23,086        1,000
    Purchases of short-term investments                (45,401)    (25,863)      (4,370)
    Proceeds from recovery on assets previously
      written off                                        6,774           -            -
    Purchases of property and equipment                 (4,328)     (1,596)      (1,787)
    Investments and acquisitions, net of cash acquired       -           -       (1,467)
    Additions to computer software costs                (2,680)     (1,674)      (5,306)
    Other investing activities                             (32)          -         (838)
                                                     ---------    --------     --------
Net cash provided by (used in) investing activities    (24,406)     (6,047)      17,232
Cash flows from financing activities:
    Proceeds from issuance of common stock and
      warrant                                           10,442           -            -
    Proceeds from issuance of convertible debt
      securities                                           706           -            -
    Proceeds from stock purchases under stock option
      and stock purchase plans, net                      4,188       3,317        1,171
    Purchase of treasury stock                          (2,005)     (2,980)          -
    Repayment of short-term borrowings                        -     (1,241)        (188)
                                                     ---------    --------     --------
Net cash provided by (used in) financing activities     13,331        (904)         983
                                                     ---------    --------     --------
Esffect of exchange rate changes on cash and cash
  equivalents                                               44          73            -
                                                     ---------    --------     --------
Net increase (decrease) in cash and cash equivalents       (45)     (3,722)      22,397
Cash and cash equivalents at beginning of fiscal year   25,797      29,519        7,122
                                                     ---------    --------     --------

Cash and cash equivalents at end of fiscal year      $  25,752    $ 25,797     $ 29,519
                                                     ---------    --------     --------
                                                     ---------    --------     --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      PHOENIX TECHNOLOGIES LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 THREE YEARS ENDED SEPTEMBER 30, 1996
                                                                                         UNREALIZED
                                                                            RETAINED      GAIN ON
                                                              ADDITIONAL    EARNINGS      AVAILABLE-   ACCUMULATED      TOTAL
                                            COMMON STOCK        PAID-IN   (ACCUMULATED    FOR-SALE     TRANSLATION   STOCKHOLDERS'
(IN THOUSANDS)                            SHARES     AMOUNT     CAPTIAL      DEFICIT)    SECURITIES    ADJUSTMENT       EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1993                12,273    $  13     $  48,105    $ (16,637)      $  -          $    -        $  31,481
    Stock purchases under stock
         option and stock purchase plans      424        -         1,171            -          -               -            1,171
    Net income                                  -        -             -        6,794          -               -            6,794
                                         --------    ------    ---------    ---------      ------        --------      ----------
Balance, September 30, 1994                12,697       13        49,276       (9,843)         -               -           39,446
    Stock purchases under stock
         option and stock purchase plans      892        1         3,317            -          -               -            3,318
    Tax benefit on exercise of stock
         options                                -        -         1,893            -          -               -            1,893
    Cancellation of treasury shares           (30)       -           350         (350)         -               -                -
    Repurchases of common stock               369        -        (1,126)      (1,854)         -               -           (2,980)
    Net income                                  -        -             -        8,815          -               -            8,815
    Accumulated translation adjustment          -        -             -            -          -             (74)             (74)
                                         --------    ------    ---------    ---------      ------        --------      ----------
Balance, September 30, 1995                13,928       14        53,710       (3,232)         -             (74)          50,418
    Effect of pooling of interests            658        1             6          (39)         -               -              (32)
    Conversion of notes receivable            206        -           706            -          -               -              706
    Deferred compensation, net                  -        -            49            -          -               -               49
    Sale of common stock and warrant,
        net of costs                          961        1        10,441            -          -               -           10,442
    Stock purchases under stock
        option and stock purchase plans     1,035        1         3,651            -          -               -            3,652
    Tax benefit on exercise of stock
        options                                 -        -           536            -          -               -              536
    Repurchases of common stock              (152)       -          (590)      (1,415)         -               -           (2,005)
    Unrealized gain on available for
         sale securities                        -        -             -            -     13,098               -           13,098
    Net income                                  -        -             -       12,799          -               -           12,799
    Accumulated translation adjustment          -        -             -            -          -             (86)             (86)
                                         --------    ------    ---------    ---------      ------        --------      ----------
Balance, September 30, 1996                16,636    $  17     $  68,509     $  8,113    $13,098         $  (160)       $  89,577
                                         --------    ------    ---------    ---------      ------        --------      ----------
                                         --------    ------    ---------    ---------      ------        --------      ----------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      PHOENIX TECHNOLOGIES LTD. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS

Phoenix designs, develops, markets and supports standards-based system software and application software for personal computers and other microprocessor-based products. The Company sells to original equipment manufacturers ("OEMs") and integrators of personal computers ("PCs"), information appliances and peripheral devices. Phoenix provides training, consulting, maintenance and engineering services to its customers. The Company operates seven development and support centers in four countries. Most sales are made through the Company's direct sales force, but sales through technically certified distributors is increasing as a percent of revenue. The Company's Publishing Division sold technical publishing software and documentation and its Printer Software Division sold system software for laser printers until the sales of those divisions in fiscal 1994. The Company also marketed software through a retail channel until fiscal 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1996 presentation.

USE OF ESTIMATES. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those
estimates.   Such estimates include the allowance for doubtful accounts, sales returns and customer credits, net realizable value of capitalized computer software costs, and the valuation allowance on deferred tax assets.

REVENUE RECOGNITION. The Company's revenue is derived from license fees and engineering services sold primarily to OEMs. License fees for system software are recorded as revenue when the products have been delivered to the OEMs and no significant vendor obligations remain. The costs of insignificant support obligations are accrued. The amount of revenue recognized under minimum license fee arrangements with extended payment terms is restricted to payments due within 90 days. Certain license agreements for new and customized products provide for customer acceptance periods that typically run for 30 days. Revenues on such products are recognized when accepted by the OEMs as determined by the Company.

     Additional per copy license fees are recognized when the OEM ships products incorporating the Company's software in excess of the quantity covered by the initial or minimum license fee. Customers entering into license agreements with the Company for customized products are typically charged engineering fees that vary according to the amount of engineering work performed. Engineering fees are recognized as revenue on a time and materials basis or when contractual milestones are met. Maintenance revenues are recognizable ratably over the contract period.

      Allowances for estimated returns and customer credits are recorded in the same period as the related revenues.

      In fiscal 1996, one customer accounted for 10% of revenues. No customers accounted for 10% or more of revenues in fiscal 1995. In fiscal 1994, one customer accounted for 19% of revenues and another customer accounted for 14%.

CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in fiscal 1995. SFAS 115 requires investment securities to be classified as trading, available for sale or held to maturity. Management determines the appropriate classification of each security at the purchase date.

    Short-term investment securities consist of U.S. government and agency obligations, bankers' acceptances and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost under SFAS 115. At September 30, 1996 and 1995, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

    Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ:XION) owned by the Company and classified as available-for-sale. In accordance with SFAS 115, the shares of Xionics common stock are recorded at fair value based on quoted market prices. The unrealized gain on this investment, less deferred income taxes has been recorded as a separate component of stockholders' equity. The market value, deferred taxes and unrealized gain will be adjusted to the current market value each period.

CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company does not require collateral for trade receivables, but the related credit risk is limited due to the Company's large number of customers and their geographic dispersion. One customer accounted for 12% and another customer accounted for 11% of accounts receivable at September 30, 1996 and one other customer accounted for 11% of accounts receivable at September 30, 1995.

PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives, typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of their useful lives or the remaining term of the related lease.

COMPUTER SOFTWARE COSTS. Computer software costs consist of internally developed and purchased software. Development costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method or a ratio of current revenues to total anticipated revenues.

    The Company evaluates the net realizable value and amortization periods of computer software costs on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

INCOME TAXES. Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

NET INCOME PER SHARE. Net income per share is computed using the weighted average number of common and dilutive common stock equivalents outstanding. Dilutive common equivalent shares consist of stock options and warrants and are calculated using the treasury stock method. Fully diluted earnings per share are not materially different from reported primary earnings per share.

STOCK BASED COMPENSATION. The Company intends to continue to account for its stock option and employee stock purchase plans in accordance with the provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" and will adopt the "disclosure only" alternative described in SFAS 123, "Accounting for Stock-Based Compensation" in fiscal 1997.

CASH FLOW INFORMATION.  Supplemental cash flow information is as follows:

                                             YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                            1996          1995         1994
---------------------------------------------------------------------------
Supplemental disclosure of
  cash flow information:
    Interest paid during the year        $   39        $   69       $  79

  Income taxes paid during
    the year, net of refunds             $2,905        $1,125       $ 181

Supplemental schedule of non-
  cash activities
    Conversion of debt securities
     to common stock                     $  706        $   -        $   -
    Tax benefit on stock options         $  536        $1,893       $   -


3. CASH AND INVESTMENTS

The  short-term  investments  were as follows:

                                               SEPTEMBER 30,
(IN THOUSANDS)                            1996               1995
--------------------------------------------------------------------
U.S. government and
    agency obligations                 $ 30,290           $  5,156
Bankers' acceptances                        997                998
Commercial paper                              -                993
                                       --------           --------
                                       $ 31,287           $  7,147
                                       --------           --------
                                       --------           --------

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                               SEPTEMBER 30,
(IN THOUSANDS)                            1996               1995
--------------------------------------------------------------------
Equipment                              $  10,618          $  7,833
Furniture and fixtures                     2,496             2,808
Leasehold improvements                     1,365             1,258
                                        --------          --------
                                          14,479            11,899
Less accumulated depreciation
and amortization                           9,380             9,274
                                        --------          --------
                                       $   5,099          $  2,625
                                        --------          --------
                                        --------          --------

    Depreciation and amortization expense related to property and equipment totaled $1,825,000, $1,278,000, and $1,860,000 for fiscal 1996, 1995 and
1994, respectively.

5.  COMPUTER SOFTWARE COSTS

Computer software costs in the amounts of $2,680,000, $1,674,000 and $2,933,000 were purchased or capitalized during fiscal 1996, 1995 and 1994, respectively.

    Amortization charged to cost of revenue in fiscal 1996, 1995 and 1994 was $3,224,000, $1,244,000 and $825,000, respectively. Amortization charged to discontinued operations for fiscal 1994 was $1,604,000. In addition, the Company wrote off computer software costs of $6,777,000 in fiscal 1994 in connection with a terminated distribution agreement and charged net computer software costs of $1,584,000 to the discontinued printer software operation. Accumulated amortization of capitalized computer software costs at September 30, 1996 and 1995 totaled $2,356,000 and $1,128,000, respectively.

6. UNSECURED LINE OF CREDIT

At September 30, 1996, there were no outstanding borrowings on the Company's $10,000,000 unsecured bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 1%. The line of credit agreement contains various covenants which require the Company to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in February 1997.

7.  INCOME TAXES

The components of the provision for income taxes from continuing operations are as follows:

                                             YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                            1996          1995         1994
---------------------------------------------------------------------------
Current:
    Federal                              $  829        $  294      $  2,958
    State                                   707            96         1,486
    Foreign                               4,213         1,093         2,081
Deferred:
    Federal                              (1,462)            -           (87)
    State                                  (408)            -           (18)
                                        -------       -------      --------
Provision for income taxes              $ 3,879       $ 1,483      $  6,420
                                        -------       -------      --------
                                        -------       -------      --------

    Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                             YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                            1996          1995         1994
---------------------------------------------------------------------------
Tax at U.S. federal statutory rate      $  4,524      $  3,501     $  8,721
State taxes, net of federal tax
  tax benefit                                195            66          969
Foreign taxes not previously
  benefited                                    -           659        1,411
Tax benefit of prior year losses          (1,328)       (2,784)      (3,639)
Research and development
  tax credits                               (269)            -       (1,116)
Nondeductible merger costs                   311             -            -
Other nondeductible expenses                 446            41           74
                                        -----------------------------------
    Provision for income taxes          $  3,879      $  1,483     $  6,420
                                        -----------------------------------
                                        -----------------------------------

    The components of net deferred tax assets and liabilities are as follows:

                                               SEPTEMBER 30,
(IN THOUSANDS)                            1996               1995
--------------------------------------------------------------------
Deferred tax assets:
    Foreign tax credits                 $  1,308           $  2,735
    Research and development
      tax credits                          1,325              1,009
    Minimum tax carryforward                 864                566
    Reserves and accruals                    795              1,617
    Depreciation                           1,516              1,223

    Net operating loss carryforward            -                814
    Other                                  1,611                  -
                                        --------            -------
      Total                                7,419              7,964
    Less valuation allowance               3,185              3,185
                                        --------            -------
    Net deferred tax assets                4,234              4,779
Deferred tax liabilities:
    Capitalized software, net              1,343              1,479
    Unrealized gain on available-
      for-sale securities                  8,733                  -
                                        --------            -------
      Total deferred tax liabilities      10,076              1,479
                                        --------            -------
    Net deferred tax assets
     (liabilities)                      $ (5,842)           $ 3,300
                                        --------            -------
                                        --------            -------

    Due to the uncertainty surrounding the timing of the realization of the benefit of its tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets.

    At September 30, 1996, the Company had available for federal income tax purposes foreign tax credits of $801,000, which expire in 2000 and 2001 and research and development tax credits of $1,325,000, which expire in the years 2001 through 2011.

8.  COMMITMENTS

The Company leases office facilities under operating leases. Total rent expense was $2,410,000, $1,673,000 and $2,672,000 in fiscal 1996, 1995 and
1994, respectively.

    At September 30, 1996, future minimum operating lease payments are required as follows:

(IN THOUSANDS)                 YEAR ENDING SEPTEMBER 30,

1997                                           $  3,330
1998                                              2,500
1999                                              1,696
2000                                              1,497
2001                                              1,466
2002 and thereafter                               2,654
                                              ---------
Total minimum lease payments                  $  13,143
                                              ---------
                                              ---------
9.  STOCKHOLDERS' EQUITY

PREFERRED STOCK. As of September 30, 1996 and 1995, no preferred stock was issued or outstanding.

STOCKHOLDER RIGHTS PLAN. The Company has a stockholder rights plan which provides existing stockholders with the right to purchase one one-hundredth preferred share for each share of common stock held in the event of certain changes in the Company's ownership. These rights may serve as a deterrent to certain abusive takeover tactics which are not in the best interests of stockholders. This plan expires in fiscal 1999.

STOCK OPTION PLANS. During 1994, the Company established the 1994 Equity Incentive Plan (the "1994 Plan"). At September 30, 1996, the Company currently has 1,500,000 authorized shares under the plan. Except to the extent that options remain outstanding under prior plans, the 1994 Plan replaced all prior option plans and all shares which were or become available for grant under any prior option plan are added to the 1994 Plan. In August 1996, the Company established the 1996 Equity Incentive Plan under which a total of 900,000 shares have been authorized for issuance. Both the 1994 and the 1996 Plans provide for the grant of nonqualified and incentive stock options, as well as restricted stock and stock bonus awards, to employees, officers, consultants and independent contractors; however, no officers or directors are eligible to receive any awards under the 1996 plan until it is approved by the stockholders. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair market value of the shares on the date of grant. To date all grants have been made at fair market value or greater. Options vest over a period determined by the Board of Directors, generally four years, and have a term not exceeding 10 years.

    Option activity under the plans, including the options assumed in the Virtual Chips acquisition, was as follows:

                                                       PRICE RANGE OF
                                         SHARES        STOCK OPTIONS
-----------------------------------------------------------------------
Shares under option,
September 30, 1993                      2,824,784    $ 0.450 - $ 9.375

Options granted                         1,421,800    $ 3.875 - $ 7.875
Options exercised                        (282,588)   $ 0.450 - $ 4.500
Options canceled                         (359,680)   $ 2.380 - $ 9.375
                                        ---------
Shares under option,
September 30, 1994                      3,604,316    $ 0.450 - $ 9.375

Options granted                           477,000    $ 6.750 - $12.875
Options exercised                        (821,721)   $ 0.450 - $ 9.375
Options canceled                         (292,674)   $ 2.380 - $ 9.375
                                        ---------
Shares under option,
September 30, 1995                      2,966,921    $ 0.450 - $12.875

Options granted                         1,334,377    $ 0.310 - $19.875
Options exercised                        (812,049)   $ 0.310 - $13.375
Options canceled                         (161,207)   $ 4.125 - $19.875
                                        ---------
Shares under option,
September 30, 1996                      3,328,042    $ 0.310 - $19.875

    At September 30, 1996, the number of shares exercisable under stock option plans was 1,640,470 and 996,747 shares were available for future grant.

SALE OF COMMON STOCK AND WARRANT. In February 1996, the Company sold 894,971 newly issued, unregistered shares of its common stock and a warrant to purchase 1,073,965 additional shares of the Company's common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vest in annual increments of 214,793, 429,586, 644,379 and 1,073,965 shares beginning in December 1996. The warrant becomes fully exercisable in the event of an acquisition of the Company or termination of a technology agreement between the two parties. The per share purchase price at which the warrant may be exercised increases in annual increments from $12.88 in 1997 to $15.22 in 2001. The warrant expires in April 2001.

STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 1996, 419,133 shares had been issued under the ESPP and 230,867 shares remained reserved for future issuance.

10.  ACQUISITIONS AND INVESTMENTS

In August 1996, the Company acquired all of the outstanding capital of Virtual Chips, Inc. ("Virtual Chips") in exchange for 1,241,842 shares of the Company's common stock. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. The Company also assumed Virtual Chip's outstanding stock options, which were converted to options to purchase approximately 147,959 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly the consolidated financial statements of the Company for fiscal 1996 have been restated to include the operations of Virtual Chips. The financial statements for the fiscal 1995 and 1994 have not been restated as the results of operations of Virtual Chips were not material in relation to those of the Company. However, shares used to compute net income per share have been restated for all periods presented to give effect to the shares issued and options assumed by the Company in the transaction.

    In 1994, the Company purchased certain assets of two related United Kingdom companies. The acquisition was recorded using the purchase method of accounting; accordingly, the purchase price, which was insignificant, was allocated to the assets based on their estimated fair market values at the date of acquisition. The operating results of these acquisitions have been included in the consolidated financial statements from the date of acquisition and are not material in relation to the Company's consolidated financial statements. Pro forma statements of operations prior to the acquisition dates would not differ significantly from reported results.

11.  OTHER OPERATING EXPENSES

Other operating expenses in fiscal 1996 of $889,000 are the costs associated with the acquisition of Virtual Chips, Inc. in August 1996. Other operating expenses in fiscal 1994 include the write-off of $6,777,000 of non-refundable advance royalties in connection with its termination of an agreement to distribute a BIOS and other software for IBM. Also included in other operating expenses in fiscal 1994 is a provision of $2,318,000 related to the relocation of the Company's headquarters from Massachusetts to California which occurred in fiscal 1995. In fiscal 1996 and 1995, $525,000 and $876,000 of the accrual was paid, respectively.

12. DISCONTINUED OPERATIONS AND DIVESTITURES

PRINTER SOFTWARE DIVISION. In November 1994, the Company sold all the assets of its Printer Software Division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics stock. Interest at 8% per annum was received quarterly; no payments of principal were due before January 1997. During fiscal 1995 and fiscal 1996, the Company made an additional loan to Xionics, exchanged a portion of the note for additional shares and reflected certain adjustments to the purchase price in the note balance.

    In September 1996, Xionics (NASDAQ: XION) completed an initial public offering of its common stock and repaid the net amount due to the Company. The Company sold 500,000 of its Xionics' shares in the offering. The amounts received were recorded as a gain on disposal of discontinued operations, net of income taxes, to the extent such amounts were previously written off by a charge to discontinued operations. The balance of the amount received of $294,000 represents investment income and was recorded as other income. At September 30, 1996, the Company held 1,455,381 shares of Xionics stock with a market value of $15 per share. In October 1996, the underwriters for the offering exercised their option to purchase additional shares, including 75,000 shares from the Company. Following these sales, the Company owned approximately 13% of the outstanding Xionics common stock.

    The results of the Printer Software Division are reflected in discontinued operations. Revenue for fiscal 1994 was $9,439,000. The net liabilities were $1,335,000 and $724,000 at September 30, 1996 and 1995, respectively, and consist primarily of accrued costs to be incurred in connection with the sale of the Division, offset by accounts receivable. Payments were $289,000 and $4,479,000 in fiscal 1996 and 1995, respectively.

PUBLISHING DIVISION. In fiscal 1994, the Company also sold 80% of its Publishing Division for cash payments of $30,000,000 to Softbank Corporation of Japan ("Softbank"). The Company recognized a pre-tax gain of $23,538,000 on the transaction. Softbank and the Company each contributed their respective interests in the net assets of the Publishing Division to Phoenix Publishing Systems, Inc. ("PPSI"); and the Company received 20% of the capital stock of PPSI. There is a put and a call on the Company's 20% interest, exercisable from September 30, 1997 to September 30, 1999, for the greater of $7,500,000 or an amount based on PPSI's operating performance. The Company accounts for its interest in PPSI under the equity method of accounting.

OTHER INVESTMENTS. Included in other assets at September 30, 1996 and 1995 is $2,388,000 of equity and other investments in Softbank, Inc., a joint venture company formed to distribute software products on compact disks. In fiscal 1995, the Company exchanged its investment in Softbank, Inc. for the right to put the investment to its joint venture partner for $2,310,000, plus 7% annual interest, or for an amount based upon the valuation of a subsidiary of another jointly owned company in an initial public stock offering should that offering occur. The investment is recorded at cost, and any gain will be recorded upon realization.

13.  INTERNATIONAL INFORMATION

The Company licenses its products worldwide. Export revenues were made principally to the following geographic areas:

                                             YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                            1996          1995         1994
---------------------------------------------------------------------------
Asia/Pacific                           $  27,716     $  16,246    $  12,884
Europe                                     7,328         3,258        9,962
                                       ---------     ---------    ---------
                                       $  35,044     $  19,504    $  22,846
                                       ---------     ---------    ---------
                                       ---------     ---------    ---------

    A summary of foreign operations, principally represented by locations in the Asia/Pacific region, is presented below.

                                             YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                            1996          1995         1994
---------------------------------------------------------------------------
Revenues                                $  4,248     $  4,108     $  16,366
Operating income                           2,120        1,136         2,751
Income before income taxes                 2,107        1,304         2,754
Identifiable assets                        4,849        6,777         3,430


14.  RETIREMENT PLANS

The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four year period which starts with the participant's employment start date with the Company. The Company's contributions for fiscal 1996 were $158,000.

                            REPORT OF INDEPENDENT AUDITORS


To The Board of Directors and Stockholders of
Phoenix Technologies Ltd.

We have audited the consolidated balance sheet of Phoenix Technologies Ltd. as of September 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Part IV, Item 14(a) to the Company's Report on Form 10-K for the year ended September 30, 1996. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedules of Phoenix Technologies Ltd. for the years ended September 30, 1995 and 1994 were audited by other auditors whose report dated October 27, 1995 expressed an unqualified opinion on those statements and schedules.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of material misstatement.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. as of September 30, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                                           Ernst & Young LLP

Palo Alto, California
October 29, 1996

                              PHOENIX TECHNOLOGIES LTD.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 1996


                                      Balance at     Charged to     Charged                                         Balance
Allowance for                         Beginning      Costs and      to other                                       at end of
Doubtful Accounts                      of Year       Expenses       Accounts      Deductions(1)     Recoveries       Year
-----------------                     ----------     ----------     --------      -------------     ----------     ---------
Year Ended                            $  430,000     $   94,000     $      -       $   88,000       $  31,000      $  467,000
  September 30, 1996

Year Ended                               657,000         60,000      329,000          785,000         169,000         430,000
  September 30, 1995

Year Ended                             1,558,000        351,000      320,000        1,623,000          61,000         657,000
  September 30, 1994

------------------------
(1) Deductions primarily represent the write-off of uncollectable accounts receivable.

                          REPORT OF INDEPENDENT ACCOUNTANTS


We have audited the consolidated financial statements and the financial statement schedule of Phoenix Technologies Ltd. as of September 30, 1995 and for the years ended September 30, 1995 and 1994 listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. as of September 30, 1995, and the consolidated results of their operations and their cash flows for the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the years ended September 30, 1995 and 1994 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                  Coopers & Lybrand, L.L.P.



San Jose, California
October 27, 1996