Form 10-Q
period 1996-12-31
PHOENIX TECHNOLOGIES LTD
filed 1997-02-12
CIK 832767

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                               or

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                   PHOENIX  TECHNOLOGIES  LTD.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

         Delaware                         04-2685985
------------------------------     ------------------------
     (State or other                   (I.R.S. Employer
     jurisdiction of                Identification Number)
     incorporation or
      organization)

       411 East Plumeria Drive, San Jose, California 95134
  -----------------------------------------------------------
  (Address of principal executive offices, including zip code)

                         (408) 570-1000
      ---------------------------------------------------
      (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES       X             NO
                      ---------              --------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, par value $.001           16,805,552
 -----------------------------   -------------------------------
          Class                  Number of shares Outstanding at
                                        December 31, 1996


                   Exhibit Index is on Page 12

                   PHOENIX  TECHNOLOGIES  LTD.

                            FORM 10-Q

                              INDEX


                                                                 Page
                                                                 ----

PART  I.       FINANCIAL  INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               December 31, 1996 and September 30, 1996...........  3

               Condensed Consolidated Income Statements
               Three Months Ended December 31, 1996 and 1995......  4

               Condensed Consolidated Statements of Cash Flows
               Three Months Ended December 31, 1996 and 1995......  5

               Notes to Condensed Consolidated Financial
               Statements.........................................  6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations......  8


PART  II.      OTHER INFORMATION

     Item 6.   Exhibits and Report on Form 8-K.................... 10
               a.  Exhibits....................................... 10
               b.  Report on form 8-K............................. 10

PART  I.  FINANCIAL  INFORMATION
Item 1.        Financial Statements

                    PHOENIX TECHNOLOGIES LTD.
              CONDENSED CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)

                                                      December 31,   September 30,
                                                         1996            1996
                                                      ------------   -------------
                                                       (unaudited)
                         ASSETS
Current assets:
   Cash and cash equivalents                           $  31,691      $  25,752
   Short-term investments                                 25,303         31,287
   Accounts receivable, net of allowances of $496 at
     December 31, 1996 and $467 at September 30, 1996     15,429         16,225
   Other current assets                                    5,516          5,528
                                                       ---------      ---------
          Total current assets                            77,939         78,792

Other marketable securities                               16,565         21,831
Property and equipment, net                                6,677          5,099
Computer software costs, net                               3,993          3,694
Other assets                                               5,104          4,133
                                                       ---------      ---------
          Total assets                                 $ 110,278      $ 113,549
                                                       ---------      ---------
                                                       ---------      ---------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  2,855       $  2,589
   Payroll related liabilities                             2,721          3,279
   Other accrued liabilities                               3,991          4,098
   Income taxes payable                                    2,844          3,955
   Discontinued operations                                   285          1,335
                                                       ---------      ---------
          Total current liabilities                       12,696         15,256

Long-term obligations                                      6,874          8,716
Stockholders' equity:
Preferred stock, $.10 par value, 500 shares authorized,
     none issued                                               -              -
Common stock, $.001 par value, 40,000 shares authorized,
     16,806 and 16,636 shares issued and outstanding at
     December 31, 1996 and September 30, 1996                 17             17
Additional paid-in capital                                69,596         68,509
Retained earnings                                         11,330          8,113
Unrealized gain on available-for-sale securities           9,938         13,098
Accumulated translation adjustment                          (173)          (160)
                                                       ---------      ---------
        Total stockholders' equity                        90,708         89,577
                                                       ---------      ---------
        Total liabilities and stockholders' equity     $ 110,278      $ 113,549
                                                       ---------      ---------
                                                       ---------      ---------


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS.

                    PHOENIX TECHNOLOGIES LTD.
            CONDENSED CONSOLIDATED INCOME STATEMENTS
            (in thousands, except per share amounts)
                           (unaudited)


                                                          Three Months Ended
                                                              December 31,
                                                       -------------------------

                                                          1996           1995
                                                       ---------      --------
Revenue:
 License fees                                          $  17,767      $  12,761
 Services                                                  2,809          2,046
                                                       ---------      ---------
    Total revenue                                         20,576         14,807
Cost of revenue:
  License fees                                               959          1,440
  Services                                                 2,130          1,605
                                                       ---------      ---------
    Total cost of revenue                                  3,089          3,045
                                                       ---------      ---------
Gross margin                                              17,487         11,762
Operating expenses:
  Research and development                                 6,275          3,325
  Sales and marketing                                      4,538          3,443
  General and administrative                               3,261          2,491
                                                       ---------      ---------
    Total operating expenses                              14,074          9,259
                                                       ---------      ---------
Income from operations                                     3,413          2,503

Interest income, net                                         690            446
Other income (expense), net                                  628            (57)
                                                       ---------      ---------
Income before income taxes                                 4,731          2,892
Provision for income taxes                                 1,514            800
                                                       ---------      ---------
Net income                                               $ 3,217        $ 2,092
                                                       ---------      ---------
                                                       ---------      ---------

Net income per share                                     $  0.18        $  0.13
                                                       ---------      ---------
                                                       ---------      ---------

Weighted average number of common and
      common equivalent shares outstanding                18,282         16,275
                                                       ---------      ---------
                                                       ---------      ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
               CONSOLIDATED FINANCIAL STATEMENTS.

                    PHOENIX TECHNOLOGIES LTD.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                               Three Months Ended
                                                                   December 31,
                                                            -----------------------

                                                               1996           1995
                                                            ---------      --------
Cash flows from operating activities:
  Net income                                                 $  3,217      $  2,092
  Reconciliation to net cash provided by operating
    activities:
    Depreciation and amortization                               1,079         1,030
    Loss on disposal of property and equipment                    145             -
    Realized gain on sale of marketable securities               (799)            -
    Change in operating assets and liabilities:
      Accounts receivable                                       1,051          (800)
      Other current assets and other assets                    (1,050)         (710)
      Accounts payable                                            246          (480)
      Payroll and related liabilities                            (550)         (476)
      Other accrued liabilities                                   665         1,054
      Income taxes payable                                     (1,188)          649
      Discontinued operations                                  (1,050)          (49)
                                                            ---------      --------
        Total adjustments                                      (1,451)          218
                                                            ---------      --------
    Net cash provided by operating activities                   1,766         2,310

Cash flows from investing activities:
  Maturities of short-term investments                         15,847         4,281
  Purchases of short-term investments                          (9,863)      (11,732)
  Proceeds from sale of marketable securities                     837             -
  Purchases of property and equipment                          (2,288)         (892)
  Proceeds from sale of property and equipment                     90             -
  Additions to computer software costs                           (885)       (1,015)
  Other investing activities                                     (466)            -
                                                            ---------      --------
    Net cash provided by (used in) investing activities         3,272        (9,358)

Cash flows from financing activities:
  Proceeds from stock purchases under stock option and
     stock purchase plans                                       1,087         1,517
  Proceeds from issuance of convertible debt securities             -           595
  Proceeds from issuance of common stock                            -            21
                                                            ---------      --------
    Net cash provided by financing activities                   1,087         2,133
                                                            ---------      --------
Effect of exchange rate changes on cash & cash equivalents       (186)            -
                                                            ---------      --------
Net increase (decrease) in cash and cash equivalents            5,939        (4,915)
Cash and cash equivalents at beginning of period               25,752        25,824
                                                            ---------      --------
Cash and cash equivalents at end of period                   $ 31,691      $ 20,909
                                                            ---------      --------
                                                            ---------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net of refunds          $  2,605      $    547
                                                            ---------      --------
                                                            ---------      --------


THE  ACCOMPANYING  NOTES ARE AN INTEGRAL PART  OF  THE  CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS.

                   PHOENIX  TECHNOLOGIES  LTD.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of  Presentation

     Phoenix Technologies Ltd. (the "Company"), designs, develops, markets and supports standards-based system software, application software and synthesizable cores for personal computers and other microprocessor-based products.

     In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters in fiscal 1996 has been restated to include the results of operations of Virtual Chips. Shares used in the computation of net income per share have been restated for the quarters presented to give effect to the shares issued and options assumed by the Company in the transaction. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

     The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at December 31, and September 30, 1996, and the results of operations and cash flows for the three-month periods ended December 31, 1996 and 1995. All significant intercompany accounts and transactions have been eliminated. The operating results for the three-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 or for any other future period.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.     Cash and Short-term Investments

       Investments in certain highly liquid securities with maturities of less than ninety days are considered cash equivalents. Investment securities consist of U.S government and agency obligations, bankers' acceptances, and commercial paper with original maturities generally ranging from three months to one year. The Company classifies its investment securities as held-to-maturity because it has the ability and intent to hold them until maturity. Such securities are reported at amortized cost.

3.   Other Marketable Securities

     Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) owned by the Company and classified as available-for-sale. The shares of Xionics common stock are recorded at fair value based on quoted market prices. The unrealized gain on this investment, less related deferred income taxes has been recorded as a separate component of stockholders' equity. The recorded value of the investment, unrealized gain and deferred taxes are adjusted to the current fair market value at each reporting period.

4.   Net Income Per Share

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

Item  2.  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations.

Phoenix Technologies Ltd. (the "Company"), designs, develops, markets and supports standards-based system software, application software and synthesizable cores for personal computers and other microprocessor-based products.

In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters in fiscal 1996 has been restated to include the results of operations of Virtual Chips. Shares used in the computation of net income per share have been restated for the quarters presented to give effect to the shares issued and options assumed by the Company in the transaction. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

In December 1996, the Company announced the acquisition of Nihon Joho Kenkyujo K.K., a Tokyo-based company specializing in software for information appliances. The acquisition for $1.4 million in cash, payable over two years, enhances Phoenix's leading position in one of its key growth markets to provide software and services to manufacturers of industrial, hand-held and consumer information appliances. The transaction was accounted for as a purchase.

REVENUE Revenue increased by $5.8 million (39%) to $20.6 million in the first quarter of fiscal 1997 compared to revenue of $14.8 million for the comparable period in fiscal 1996. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base as well as repeat sales to existing customers. As a percentage of revenue, international sales increased to 67% in the first fiscal quarter of 1997 from 60% for the comparable period in fiscal 1996. The increase in international revenue was primarily due to increased revenue in Asia corresponding to an increase in the outsourcing of the manufacturing of personal computers by U.S. personal computer OEM's.

GROSS MARGIN Gross margin as a percent of revenue increased in the first fiscal quarter of 1997 to 85% of net revenue, as compared to 79% of revenue for the comparable period in fiscal 1996. License fee gross margin increased in the first fiscal quarter of 1997 to 95% of net revenue, as compared to 89% of net revenue for the comparable period in fiscal 1996, primarily due to lower third-party royalties as a result of a ramp-down in the Company's application software business.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses increased $2.9 million (89%) to $6.3 million for the first fiscal quarter of 1997 from $3.3 million for the comparable period in fiscal 1996. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software and the creation of a new product line to develop and market software to connect computers and peripheral devices.

The Company capitalized $0.7 million of internally developed software costs in the first fiscal quarter of 1997 as compared to $0.5 million for the comparable period in fiscal 1996. Such amounts were offset by amortization of capitalized software costs of $0.6 million in the first fiscal quarter of 1997 and $0.5 million for the comparable period in fiscal 1996. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses increased by $1.1 million (32%) to $4.5 million in the first fiscal quarter of 1997 compared to $3.4 million for the comparable period in fiscal 1996. The increase resulted primarily from the expenses associated with increased headcount to meet demands of an expanding customer base.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses increased by $0.8 million (31%) to $3.3 million in the first fiscal quarter of 1997 compared to $2.5 million for the comparable period in fiscal 1996. The increase is primarily due to costs associated with increased headcount in line with the overall growth of the Company, as well as non-recurring charges related to the consolidation of the San Jose corporate headquarters.

INTEREST INCOME, NET Net interest income increased by $0.2 million (55%) to $0.7 million in the first fiscal quarter of 1997 compared to $0.5 for the comparable period in fiscal 1996. The increase is primarily due to the increase in cash available for investment during the respective periods.

OTHER INCOME (EXPENSE), NET Other income (expense), net increased by $0.7 million to $0.6 million of other income in the first fiscal quarter of 1997 compared to $(0.1) million of other expense for the comparable period in fiscal 1996. The increase is primarily due to the gain on the sale of Xionics stock, offset by a loss on the disposal of fixed assets. There were no such amounts in the first fiscal quarter of 1996.

PROVISION FOR INCOME TAXES The Company recorded an income tax provision of $1.5 million in the first fiscal quarter of 1997 compared to $0.8 million for the comparable period in fiscal 1996. The fiscal 1997 provision reflects an estimated annualized effective tax rate of 32% compared to an overall effective tax rate of 30% in fiscal 1996. The higher tax rate in fiscal 1997 is due to the increase in nondeductible expenses and a shift of the Company's net income to jurisdictions with a higher tax rate. The Company's effective tax rate is lower than the statutory rate primarily due to various tax credits.

LIQUIDITY AND CAPITAL RESOURCES At December 31, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $57 million and available borrowings of $10 million under a revolving credit facility with a commercial bank. There were no borrowings outstanding under the bank credit facility at December 31, 1996. This facility expires in February 1997, however, the Company and the bank are negotiating a definitive agreement to extend the credit facility. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION Net cash generated from operating activities in the first fiscal quarter of 1997 was $1.8 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash provided by investing activities in the first fiscal quarter of 1997 was $3.3 million which consisted primarily of maturities of short-term investments of $15.8 million, proceeds from the sale of marketable securities of $0.8 million, which was partially offset by purchases of short-term investments of $9.9 million; additions to computer software costs, including purchased software costs, of $0.9 million for use in the Company's operations; and $0.5 for the acquisition of Nihon Joho Kenkyujo K.K. Cash generated from financing activities in the first fiscal quarter of 1997 was $1.1 resulting from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

PART  II. OTHER  INFORMATION

Item 6.   Exhibits and Report on Form 8-K.

          (a)  EXHIBITS.  See exhibit index
               beginning on page 12 hereof.

          (b)  REPORT ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                            SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHOENIX TECHNOLOGIES LTD.

Date:  February 11, 1997       By: /s/Robert J. Riopel
       -----------------          --------------------------------
                                      Robert J. Riopel
                                      Vice President, Finance and
                                      Chief Financial Officer

                          EXHIBIT INDEX

Exhibit
-------

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

3.11  Certificate of Increase of Shares Designated as Series A
      Junior Participating Preferred Stock filed with the
      Delaware Secretary of State on April 18, 1996 (incorporated by reference to Exhibit 4.12 to the 1996
      ESPP S-8).

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

10.2  Senior Management Stock Option Plan, as amended - filed as
      Exhibit 4.2 to the Company's Registration Statement on Form
      S-8, Registration No. 33-26996 (the "February 1989 Form S-
      8"), and incorporated herein by this reference.

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

10.27 Loan Agreement dated as of February 29, 1996 by and between Silicon Valley Bank and Phoenix Technologies Ltd filed as Exhibit 10.27 to the 1996 Form 10-K and incorporated herein by this reference.

10.28 Industrial Lease (Single Tenant; Net) dated as of
      October 1, 1996 by and between The Irvine Company and Phoenix Technologies Ltd. For that certain property located at 135 Technology Drive, Irvine, California filed as Exhibit 10.28 to the 1996 Form 10-K and incorporated herein by this reference.

10.29 Equity Incentive Plan, as amended through December 12,
      1996 incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-20447).