Form 10-Q
period 1997-03-31
PHOENIX TECHNOLOGIES LTD
filed 1997-05-12
CIK 832767

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                         PHOENIX TECHNOLOGIES LTD.
            (Exact name of Registrant as specified in its charter)

             DELAWARE                               04-2685985
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation or organization)



              411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA 95134
          (Address of principal executive offices, including zip code)

                                (408) 570-1000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X        NO
                                  --------       --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.001                       16,992,792
           Class                         Number of shares Outstanding at
                                                  April 30, 1997


                         Exhibit Index is on Page 12

                          PHOENIX  TECHNOLOGIES  LTD.

                                  FORM 10-Q

                                    INDEX

                                                                     PAGE
                                                                     ----
PART  I.  FINANCIAL  INFORMATION

      Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1997 and September 30, 1996 ....................    3

          Condensed Consolidated Income Statements
          Three and Six Months Ended March 31, 1997 and 1996 .......    4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended March 31, 1997 and 1996 .................    5

          Notes to Condensed Consolidated Financial Statements .....    6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations .......    8


PART  II.  OTHER INFORMATION

      Item 6.  Exhibits and Report on Form 8-K .....................   10
                   a.  Exhibits ....................................   10
                   b.  Report on form 8-K ..........................   10

PART  I. FINANCIAL  INFORMATION
Item 1.  Financial Statements

                           PHOENIX TECHNOLOGIES LTD.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                MARCH 31,        SEPTEMBER 30,
                                                  1997               1996
                                               -----------       -------------
                  ASSETS                       (unaudited)

Current assets:
  Cash and cash equivalents                     $  27,390          $  25,752
  Short-term investments                           28,453             31,287
  Accounts receivable, net of allowances
    of $524 at March 31, 1997 and $467 at
    September 30, 1996                             17,749             16,225
  Other current assets                              5,554              5,528
                                                ---------          ---------
      Total current assets                         79,146             78,792


Other marketable securities                        16,730             21,831
Property and equipment, net                         8,179              5,099
Computer software costs, net                        4,578              3,694
Other assets                                        4,019              4,133
                                                ---------          ---------
      Total assets                              $ 112,652          $ 113,549
                                                ---------          ---------
                                                ---------          ---------


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   3,015          $   2,589
  Payroll related liabilities                       3,255              3,279
  Other accrued liabilities                         2,436              4,098
  Income taxes payable                              2,976              3,955
  Discontinued operations                             236              1,335
                                                ---------          ---------
      Total current liabilities                    11,918             15,256

Long-term obligations                               6,737              8,716
Contingencies                                          --                 --
Stockholders' equity:
Preferred stock, $.10 par value, 500 shares
  authorized, none issued                              --                 --
Common stock, $.001 par value, 40,000 shares
  authorized, 17,069 and 16,636 shares issued
  and outstanding at March 31, 1997 and
  September 30, 1996                                   17                 17
Additional paid-in capital                         70,767             68,509
Retained earnings                                  13,492              8,113
Unrealized gain on available-for-sale
  securities                                       10,038             13,098
Accumulated translation adjustment                   (317)              (160)
                                                ---------          ---------
     Total stockholders' equity                    93,997             89,577
                                                ---------          ---------
     Total liabilities and stockholders'
       equity                                   $ 112,652          $ 113,549
                                                ---------          ---------
                                                ---------          ---------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PHOENIX TECHNOLOGIES LTD.
                CONDENSED CONSOLIDATED INCOME STATEMENTS
                (in thousands, except per share amounts)
                              (unaudited)

                                        THREE MONTHS ENDED,       SIX MONTHS ENDED,
                                             MARCH 31,                 MARCH 31,
                                      ----------------------     --------------------
                                        1997          1996         1997        1996
                                      --------      --------     --------    --------
Revenue:
  License fees                        $ 16,095      $ 15,201     $ 33,862    $ 27,962
  Services                               2,905         2,734        5,714       4,780
                                      --------      --------     --------    --------
    Total revenue                       19,000        17,935       39,576      32,742

Cost of revenue:
  License fees                           1,124         2,038        2,083       3,478
  Services                               2,220         2,048        4,350       3,653
                                      --------      --------     --------    --------
    Total cost of revenue                3,344         4,086        6,433       7,131
                                      --------      --------     --------    --------
Gross margin                            15,656        13,849       33,143      25,611
Operating expenses:
  Research and development               6,818         4,611       13,093       7,936
  Sales and marketing                    3,989         3,654        8,527       7,097
  General and administrative             2,584         2,255        5,845       4,746
                                      --------      --------     --------    --------
    Total operating expenses            13,391        10,520       27,465      19,779
                                      --------      --------     --------    --------
Income from operations                   2,265         3,329        5,678       5,832

Interest income, net                       894           540        1,584         986

Other income (expense), net                 19          (196)         647        (253)
                                      --------      --------     --------    --------
Income before income taxes               3,178         3,673        7,909       6,565
Provision for income taxes               1,016         1,154        2,530       1,954
                                      --------      --------     --------    --------
Net income                            $  2,162      $  2,519     $  5,379    $  4,611
                                      --------      --------     --------    --------
                                      --------      --------     --------    --------

Net income per share                   $  0.12       $  0.15      $  0.29     $  0.28
                                      --------      --------     --------    --------
                                      --------      --------     --------    --------

Shares used in computation              18,354        17,042       18,318      16,748
                                      --------      --------     --------    --------
                                      --------      --------     --------    --------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                    CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)
                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities:
  Net income                                            $  5,379      $  4,611
  Reconciliation to net cash provided by
    operating activities:
    Depreciation and amortization                          2,672         2,476
    Loss on disposal of property and equipment               145            --
    Realized gain on sale of marketable securities          (799)           --
    Equity interest in subsidiary                             --           170
    Changes in operating assets and liabilities:
      Accounts receivable                                 (1,654)       (3,528)
      Other assets                                           (41)           40
      Accounts payable                                       424          (501)
      Payroll related liabilities                             19          (141)
      Other accrued liabilities                           (1,061)           73
      Income taxes payable                                  (901)          968
      Discontinued operations                             (1,099)         (264)
                                                        --------      --------
        Total adjustments                                 (2,295)         (707)
                                                        --------      --------

    Net cash provided by operating activities              3,084         3,904

Cash flows from investing activities:
  Proceeds from sale of short-term investments            32,808        11,233
  Purchases of short-term investments                    (29,974)      (14,830)
  Proceeds from sale of marketable securities                837            --
  Purchases of property and equipment                     (4,353)       (1,933)
  Additions to computer software costs                    (2,532)       (1,761)
  Other investing activities                                (376)           --
                                                        --------      --------
    Net cash used in investing activities                 (3,590)       (7,291)

Cash flows from financing activities:
  Proceeds from stock purchases under stock
    option and stock purchase plans                        2,230          1,917

  Proceeds from issuance of convertible debt
    securities                                                --           706

  Proceeds from issuance of common stock and
    warrant                                                   --        10,443

  Purchase of treasury stock                                  --        (2,004)
                                                        --------      --------
    Net cash provided by financing activities              2,230        11,062
                                                        --------      --------
Effect of exchange rate changes on cash and cash
  equivalents                                                (86)           --
                                                        --------      --------
Net increase in cash and cash equivalents                  1,638         7,675
Cash and cash equivalents at beginning of period          25,752        25,824
                                                        --------      --------
Cash and cash equivalents at end of period              $ 27,390      $ 33,499
                                                        --------      --------
                                                        --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net of refunds     $  3,626      $  1,345
                                                        --------      --------
                                                        --------      --------


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

     The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at March 31, 1997 and September 30, 1996, and the results of operations and cash flows for the three and six month periods ended March 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 or for any other future period.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.   Acquisitions and Mergers

     In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters and six month period ended March 31, 1996 have been restated to include the
results of operations of  Virtual Chips.   Virtual Chips is a leading
supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

3.   Cash and Short-term Investments

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

4.   Other Marketable Securities

     Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) owned by the Company and classified as available-for-sale. The shares of Xionics common stock are recorded at fair value based on quoted market prices. The unrealized gain on this investment, less related deferred income taxes has been recorded as a separate component of stockholders' equity. The recorded value of the investment, unrealized gain and deferred income taxes are adjusted to the current fair market value at each reporting date.

5.   Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding. Dilutive common stock equivalents include outstanding stock options and warrants, which are included in the computation using the treasury stock method.

     Shares used in the computation of net income per share have been restated for the quarters and six month period ended March 31, 1996 presented to give effect to the shares issued and options assumed by the Company for the acquisition of Virtual Chips.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company by September 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the three and six months ended March 31, 1997 of $0.01 and $0.03, respectively, while the impact for the three and six months ended March 31, 1996 is expected to be an increase of $0.01 and $0.02 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Phoenix Technologies Ltd. (the "Company"), designs, develops, markets and supports standards-based system software, application software and synthesizable cores for personal computers and other microprocessor-based products.

In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters and six month period ending March 31, 1996 have been restated to include the results of operations of Virtual Chips. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

REVENUE Revenue for the three and six month periods ended March 31, 1997 increased by $1.1 million (6%) and $6.8 million (21%), respectively, from the same periods in fiscal 1996. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base, additional sales to existing customers, as well as increased revenue associated with the growth of the special products business. Revenue in fiscal 1997 increased over fiscal 1996 in all regions except North America. For the three month period ended March 31, 1997 one customer accounted for approximately 13% of revenue and another customer accounted for approximately 12% of revenue. However, no customer accounted for 10% or more of revenue for the same period in fiscal 1996.

GROSS MARGIN Gross margin as a percent of revenue for the three and six month periods ended March 31, 1997 increased to 82% and 84% of net revenue, respectively, as compared to 77% and 78% for the comparable periods in fiscal 1996. License fee gross margin for the three and six month periods ended March 31, 1997 increased to 93% and 94% of net revenue, as compared to 87% and 88% of net revenue for the comparable periods in fiscal 1996, primarily due to lower third-party royalties as a result of a phaseout of a consumer application product.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses for the three and six month periods ended March 31, 1997 increased $2.2 million (48%) and $5.2 million (65%), respectively, from the comparable periods in fiscal 1996. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software and the creation of a new product line to develop and market software to connect computers and peripheral devices. For the past year, the Company's investment in research and development has trended higher to implement the Intel alliance and to expand the Company's products beyond the PC motherboard.

The Company capitalized $1.1 million and $2.0 million of internally developed software costs for the three and six month periods ended March 31, 1997, respectively, as compared to $0.7 million and $1.2 million for the same periods in fiscal 1996. Such amounts were offset by amortization of capitalized software costs of $1.1 million and $1.7 million for the three and six month periods ended March 31, 1997, respectively, as compared to $0.9
million and $1.4 million for the comparable periods in fiscal 1996.   The
Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses for the three and six month periods ended March 31, 1997 increased $0.3 million (9%) and $1.4 million (20%), respectively, from the comparable periods in fiscal 1996. The increase resulted primarily from the expenses associated with increased headcount associated with higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the three and six month periods ended March 31, 1997 increased $0.3 million (15%) and $1.1 million (23%), respectively, from the comparable periods in fiscal 1996. The increase is primarily due to costs associated with increased headcount in line with the overall growth of the Company, as well as non-recurring charges related to the consolidation of the San Jose corporate headquarters and Irvine facilities.

INTEREST INCOME, NET Net interest income for the three and six month periods ended March 31, 1997 increased $0.4 (66%) and $0.6 (61%), respectively, from the comparable periods in fiscal 1996. The increase is primarily due to the increase in cash available for investment during the respective periods.

OTHER INCOME (EXPENSE), NET Other income, net for the three and six month periods ended March 31, 1997 was $0.02 million and $0.6 million, respectively, compared to $0.2 million and $0.3 million of other expense for the comparable periods in fiscal 1996. Income for the six month period ended March 31, 1997 was primarily due to a gain on the sale of a portion of Xionics common stock, offset by a loss on the disposal of property and equipment. The net expense in fiscal 1996 was comprised of the write-down of an equity investment.

PROVISION FOR INCOME TAXES The Company recorded income tax provisions of $1.0 million and $2.5 million for the three and six month periods ended March 31, 1997, respectively, as compared to $1.2 million and $2.0 million for the comparable periods in fiscal 1996. The fiscal 1997 provision reflect an estimated annualized effective tax rate of 32% compared to an overall effective tax rate of 30% in fiscal 1996. The higher tax rate in fiscal 1997 is due to the increase in nondeductible expenses and a shift of the Company's net income to jurisdictions with higher tax rates. The Company's effective tax rate is lower than the federal statutory rate primarily due to various tax credits.

LIQUIDITY AND CAPITAL RESOURCES At March 31, 1997, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $56 million and available borrowings of $10 million under a revolving credit facility with a commercial bank which expires on February 27, 1998. There were no borrowings outstanding under the bank credit facility at March 31, 1997. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION Net cash generated from operating activities during the six month period ended March 31, 1997 was $3.1 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities during the six month period ended March 31, 1997 was $3.6 million which consisted primarily of purchases of property and equipment of $4.4 million; additions to computer software costs, including purchased software costs, of $2.5 million; and $0.5 for the acquisition of Nihon Joho Kenkyujo K.K.; offset by net proceeds from the sale of short-term investments of $2.8 million; proceeds from the sale of marketable securities of $0.8 million; and other investing activities of $0.2 million. Cash generated from financing activities during the six month period ended March 31, 1997 was $2.2 million, resulting from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

PART  II. OTHER  INFORMATION

Item 6. Exhibits and Report on Form 8-K.

          (a) EXHIBITS.  See exhibit index beginning on page 12 hereof.

          (b) REPORT ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHOENIX TECHNOLOGIES LTD.


Date:  MAY 12, 1997                     By:  /s/ Robert J. Riopel
                                           ------------------------------
                                             Robert J. Riopel
                                             Vice President, Finance and
                                             Chief Financial Officer

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

3.7 Certificate of Correction to the Registrant's Restated Certificate of Incorporation (incorporated herein by to Exhibit 3.7 to the 1988 Form 10-K)

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

10.15 1994 Equity Incentive Plan, as amended through February 28, 1996 - filed as Exhibit 10.17 to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K") and incorporated herein by this reference.

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

10.30 Loan Agreement dated as of February 28, 1997 by and between Silicon Valley Bank and Phoenix Technologies Ltd.