Form 10-Q
period 1997-06-30
PHOENIX TECHNOLOGIES LTD
filed 1997-08-12
CIK 832767

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                             PHOENIX  TECHNOLOGIES  LTD.
                 -----------------------------------------------------
                (Exact name of Registrant as specified in its charter)

            Delaware                                 04-2685985
 -------------------------------        --------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

                 411 East Plumeria Drive, San Jose, California 95134
             ------------------------------------------------------------
             (Address of principal executive offices, including zip code)

                                    (408) 570-1000
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X          NO
                                  ---            ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $.001                  16,942,314
       -------------------------------         -------------------------------
                  Class                        Number of shares Outstanding at
                                                      June 30, 1997


                             Exhibit Index is on Page 12

                             PHOENIX  TECHNOLOGIES  LTD.

                                      FORM 10-Q

                                        INDEX


                                                                       Page
                                                                       ----

PART  I.      FINANCIAL  INFORMATION

    Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets
                 June 30, 1997 and September 30, 1996..................3

                 Condensed Consolidated Income Statements
                 Three and Nine Months Ended June 30, 1997 and 1996....4

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 1997 and 1996..............5

                 Notes to Condensed Consolidated Financial Statements..6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations............8


PART  II.     OTHER INFORMATION

    Item 6.   Exhibits and Report on Form 8-K.........................10
                 a.  Exhibits.........................................10
                 b.  Report on form 8-K...............................10

PART I.     FINANCIAL  INFORMATION
Item 1.     Financial Statements

                         PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except per share amounts)

                                                  June 30,  September 30,
                                                    1997        1996
                                                  --------  -------------
                   ASSETS                       (unaudited)
Current assets:
   Cash and cash equivalents                     $ 20,682     $ 25,752
   Short-term investments                          31,071       31,287
   Accounts receivable, net of allowances
    of $555 at June 30, 1997 and $467 at
    September 30, 1996                             20,564       16,225
   Other current assets                             6,206        5,528
                                                  -------      -------
          Total current assets                     78,523       78,792

Other marketable securities                        19,087       21,831
Property and equipment, net                         8,681        5,099
Computer software costs, net                        4,902        3,694
Other assets                                        4,028        4,133
                                                  -------      -------
          Total assets                           $115,221     $113,549
                                                  -------      -------
                                                  -------      -------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $ 2,292      $ 2,589
   Payroll related liabilities                      3,336        3,279
   Other accrued liabilities                        2,598        4,098
   Income taxes payable                             3,269        3,955
   Discontinued operations                            176        1,335
                                                  -------      -------
          Total current liabilities                11,671       15,256

Long-term obligations                               7,774        8,716
Contingencies                                          --           --

Stockholders' equity:
   Preferred stock, $.10 par value,
     500 shares authorized, none issued                --           --
   Common stock, $.001 par value, 40,000
      shares authorized, 16,942 and 16,636
      shares issued and outstanding at
      June 30, 1997 and September 30, 1996             17           17
   Additional paid-in capital                      70,548       68,509
   Retained earnings                               14,153        8,113
   Unrealized gain on available-for-sale
      securities                                   11,452       13,098
   Accumulated translation adjustment                (394)        (160)
                                                  -------      -------
          Total stockholders' equity               95,776       89,577
                                                  -------      -------
          Total liabilities and
            stockholders' equity                 $115,221     $113,549
                                                  -------      -------
                                                  -------      -------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                  (in thousands, except per share amounts)
                                (unaudited)

                                        Three Months Ended,            Nine Months Ended,
                                             June 30,                      June 30,
                                     ------------------------       -----------------------
                                        1997           1996           1997          1996
                                     ---------      ---------       ---------     ---------
Revenue:
  License fees                       $  16,987      $  15,976       $  50,849     $  43,938
  Services                               3,521          2,669           9,235         7,449
                                     ---------      ---------       ---------     ---------
    Total revenue                       20,508         18,645          60,084        51,387
Cost of revenue:
  License fees                           1,415          1,676           3,498         5,154
  Services                               2,905          2,036           7,255         5,689
                                     ---------      ---------       ---------     ---------
    Total cost of revenue                4,320          3,712          10,753        10,843
                                     ---------      ---------       ---------     ---------
Gross margin                            16,188         14,933          49,331        40,544
Operating expenses:
  Research and development               6,605          5,651          19,698        13,587
  Sales and marketing                    4,500          4,187          13,027        11,284
  General and administrative             2,752          2,219           8,597         6,965
                                     ---------      ---------       ---------     ---------
    Total operating expenses            13,827         12,057          41,322        31,836
                                     ---------      ---------       ---------     ---------
Income from operations                   2,331          2,876           8,009         8,708

Interest income, net                       683            540           2,267         1,526
Other income (expense), net              1,073            (33)          1,720          (286)
                                     ---------      ---------       ---------     ---------
Income before income taxes               4,087          3,383          11,996         9,948
Provision for income taxes               1,295          1,045           3,825         2,999
                                     ---------      ---------       ---------     ---------
Net income                           $   2,792      $   2,338       $   8,171     $   6,949
                                     ---------      ---------       ---------     ---------
                                     ---------      ---------       ---------     ---------

Net income per share                 $    0.16      $    0.13       $    0.45     $    0.40
                                     ---------      ---------       ---------     ---------
                                     ---------      ---------       ---------     ---------
Shares used in computation              17,615         18,179          18,084        17,351
                                     ---------      ---------       ---------     ---------
                                     ---------      ---------       ---------     ---------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                (unaudited)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                      1997              1996
                                                                      ----              ----
Cash flows from operating activities:
  Net income                                                        $  8,171          $  6,949
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                      4,599             3,660
    Loss on disposal of property and equipment                           135                --
    Realized gain on sale of marketable securities                    (1,859)               --
    Equity interest in subsidiary                                         --               170
    Changes in operating assets and liabilities:
      Accounts receivable                                             (4,282)             (620)
      Other assets                                                      (863)              (92)
      Accounts payable                                                  (312)              151
      Payroll related liabilities                                         67                10
      Other accrued liabilities                                         (851)              193
      Income taxes payable                                              (665)              575
      Discontinued operations                                         (1,159)             (351)
                                                                    --------          --------
        Total adjustments                                             (5,190)            3,696
                                                                    --------          --------
    Net cash provided by operating activities                          2,981            10,645

Cash flows from investing activities:
  Proceeds from sale of short-term investments                        44,723            18,448
  Purchases of short-term investments                                (44,507)          (34,870)
  Proceeds from sale of marketable securities                          1,897                --
  Purchases of property and equipment                                 (5,313)           (3,104)
  Additions to computer software costs                                (4,046)           (2,415)
  Other investing activities                                            (366)               --
                                                                    --------          --------
    Net cash used in investing activities                             (7,612)          (21,941)

Cash flows from financing activities:
  Proceeds from stock purchases under stock option and
     stock purchase plans                                              3,039             3,503
  Proceeds from issuance of convertible debt securities                   --               706
  Proceeds from issuance of common stock and warrant                      --            10,443
  Purchase of treasury stock                                          (3,181)           (2,004)
                                                                    --------          --------
    Net cash provided by (used in) financing activities                 (142)           12,648
                                                                    --------          --------
Effect of exchange rate changes on cash and cash equivalents            (297)               --
                                                                    --------          --------
Net increase (decrease) in cash and cash equivalents                  (5,070)            1,352
Cash and cash equivalents at beginning of period                      25,752            25,824
                                                                    --------          --------
Cash and cash equivalents at end of period                          $ 20,682          $ 27,176
                                                                    --------          --------
                                                                    --------          --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net of refunds                 $  3,626          $  2,571
                                                                    --------          --------
                                                                    --------          --------


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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at June 30, 1997 and September 30, 1996, and the results of operations and cash flows for the three and nine month periods ended June 30, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997 or for any other future period.

    Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2.  Acquisitions and Mergers

    In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters and nine month period ended June 30, 1996 have been restated to include the
results of operations of Virtual Chips.   Virtual Chips is a leading
supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

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

4.  Other Marketable Securities

    Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) owned by the Company and classified as available-for-sale. The shares of Xionics common stock are recorded at fair value based on quoted market prices. The unrealized gain on this investment, less related deferred income taxes, has been recorded as a separate component of stockholders' equity. The recorded value of the investment, unrealized gain and deferred income taxes are adjusted to the current fair market value at each reporting date.

5.  Net Income Per Share

    Net income per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding. Dilutive common stock equivalents include outstanding stock options and warrants, which are included in the computation using the treasury stock method.

    Shares used in the computation of net income per share have been restated for the quarters and nine month period ended June 30, 1996 presented to give effect to the shares issued and options assumed by the Company for the acquisition of Virtual Chips.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company by September 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The change is not expected to impact primary earnings per share for the three months ended June 30, 1997; however, the impact is expected to result in an increase in primary earnings per share for the nine months ended June 30, 1997 of $0.03. The impact for the three and nine months ended June 30, 1996 is expected to be an increase of $0.01 and $0.05 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Phoenix Technologies Ltd. (the "Company"), designs, develops, markets and supports standards-based system software, application software and synthesizable cores for personal computers and other microprocessor-based products.

In August 1996, the Company acquired Virtual Chips, Inc. in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters and nine month period ending June 30, 1996 have been restated to include the results of operations of Virtual Chips. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits (ASICs). ASICs are used in computers and peripheral devices to connect them using PCI, USB, and other emerging industry standard protocols.

REVENUE Revenue for the three and nine month periods ended June 30, 1997 increased by $1.9 million (10%) and $8.7 million (17%), respectively, from the same periods in fiscal 1996. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base, additional sales to existing customers, as well as increased revenue associated with the growth of the special products business. Product transitions, notably the phase out of the consumer applications business, which accounted for 15% of prior year revenues, continued to obscure the growth in the personal computer and information appliances businesses. Also, reduced industry expectations for 1997 desktop computer unit growth and lower average prices moderated revenue growth. Revenue in fiscal 1997 increased over fiscal 1996 in all regions except North America. For the three month period ended June 30, 1997 one customer accounted for approximately 12% of revenue and another customer accounted for approximately 11% of revenue compared to one customer accounted for 16% of revenue in the same three month period in fiscal 1996.

GROSS MARGIN Gross margin as a percentage of revenue for the three month period ended June 30, 1997 decreased slightly to 79% of revenue as compared to 80% for the comparable period in fiscal 1996. However, gross margin as a percent of revenue for the nine month period ended June 30, 1997 increased to 82% of revenue as compared to 79% of revenue for the same nine month period in the prior fiscal year. License fee gross margin for the three and nine month periods ended June 30, 1997 increased to 92% and 93% of net revenue, as compared to 90% and 88% of net revenue for the comparable periods in fiscal 1996, primarily due to lower third-party royalties as a result of a phaseout of a consumer application product. Service gross margin for the three and nine month periods ended June 30, 1997 decreased to 17% and 21% of net revenue, as compared to 24% of net revenue for the comparable periods in fiscal 1996. The differences results principally from a reorganization of U.S. engineering effective April 1st. Development and field engineering were separated to facilitate improved focus in each group.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses for the three and nine month periods ended June 30, 1997 increased $1 million (17%) and $6.1 million (45%), respectively, from the comparable periods in fiscal 1996. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff to continue development of system-level software and the creation of a new product line to develop and market software to connect computers and peripheral devices. For the past year, the Company's investment in research and development has trended higher to implement the Intel alliance and to expand the Company's products beyond the PC motherboard.

The Company capitalized $1.2 million and $3 million of internally developed software costs for the three and nine month periods ended June 30, 1997, respectively, as compared to $0.7 million and $1.9 million for the same periods in fiscal 1996. Such amounts were offset by amortization of capitalized software costs of $1.2 million and $2.8 million for the three and nine month periods ended June 30, 1997, respectively, as compared to $0.6 million and $2 million for the comparable periods in fiscal 1996. The

Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses for the three and nine month periods ended June 30, 1997 increased $0.3 million (7%) and $1.7 million (15%), respectively, from the comparable periods in fiscal 1996. Expenses increased for the three month period ended June 30, 1997 primarily due to an increase in marketing relating to the launch of a new product and an increase in trade show expenses, while the increase for the nine month period ended June 30, 1997 year is primarily from expenses relating to increased headcount associated with higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for the three and nine month periods ended June 30, 1997 increased $0.5 million (24%) and $1.6 million (23%), respectively, from the comparable periods in fiscal 1996. The increase for the three months ended June 30, 1997 is primarily due to costs associated with increased headcount in line with the overall growth of the Company, while the increase for the nine month period ended June 30, 1997 also includes non-recurring charges related to the consolidation of the San Jose corporate headquarters and Irvine facilities.

INTEREST INCOME, NET Net interest income for the three and nine month periods ended June 30, 1997 increased $0.1 (26%) and $0.7 (49%), respectively, from the comparable periods in fiscal 1996. The increase is primarily due to the increase in cash available for investment during the respective periods.

OTHER INCOME (EXPENSE), NET Other income, net for the three and nine month periods ended June 30, 1997 was $1.1 million and $1.7 million, respectively, compared to less than $0.1 million and $0.3 million of other expense for the comparable periods in fiscal 1996. Income for the three and nine month periods ended June 30, 1997 was primarily due to a gain on the sale of other marketable securities. The net expense in fiscal 1996 was comprised of the write-down of an equity investment.

PROVISION FOR INCOME TAXES The Company recorded income tax provisions of $1.3 million and $3.8 million for the three and nine month periods ended June 30, 1997, respectively, as compared to $1.0 million and $3.0 million for the comparable periods in fiscal 1996. The fiscal 1997 provision reflect an estimated annualized effective tax rate of 32% compared to an overall effective tax rate of 30% in fiscal 1996. The higher tax rate in fiscal 1997 is due to a shift of the Company's net income to jurisdictions with higher tax rates and a reduction in foreign tax credits. The Company's effective tax rate is lower than the federal statutory rate primarily due to various tax credits.

LIQUIDITY AND CAPITAL RESOURCES At June 30, 1997, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $52 million and available borrowings of $10 million under a revolving credit facility with a commercial bank which expires on February 27, 1998. There were no borrowings outstanding under the bank credit facility at June 30, 1997. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION Net cash generated from operating activities during the nine month period ended June 30, 1997 was $3.0 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities during the nine month period ended June 30, 1997 was $7.6 million which consisted primarily of purchases of property and equipment of $5.3 million; additions to computer software costs, including purchased software costs, of $4.0 million; and $0.5 for the acquisition of Nihon Joho Kenkyujo K.K.; offset by net proceeds from the sale of short-term investments of $0.2 million; proceeds from the sale of marketable securities of $1.9 million; and other investing activities of $0.1 million. Cash used in financing activities during the nine month period ended June 30, 1997 was $0.1 million, resulting from the purchase of 252,500 shares of treasury stock for $3.1 million partially offset by $3.0 million proceeds from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

PART II.    OTHER  INFORMATION

Item 6. Exhibits and Report on Form 8-K.

           (a)  EXHIBITS.  See exhibit index beginning on page 12 hereof.

           (b)  REPORT ON FORM 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                 SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOENIX TECHNOLOGIES LTD.


Date:  August 12, 1997                  By:/s/ROBERT J. RIOPEL
                                          -------------------
                                             Robert J. Riopel
                                             Vice President, Finance and
                                             Chief Financial Officer

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