Form 10-Q/A
period 1997-03-31
PHOENIX TECHNOLOGIES LTD
filed 1997-08-25
CIK 832767

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
                             --------------------------
              (Exact name of Registrant as specified in its charter)

         Delaware                                    04-2685985
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

              411 East Plumeria Drive, San Jose, California 95134
              ---------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (408) 570-1000
                                 --------------
             (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X                   NO
                           -----                   -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                     16,992,792
    -----------------------------           -------------------------------
                Class                       Number of shares Outstanding at
                                                    April 30, 1997

The following is amendment number 1 to the Form 10-Q filed by Phoenix Technologies Ltd. for the quarter ended March 31, 1997. Other than the information contained below under the heading "Submission of Matters to a Vote of Security Holders" in part II, item 4, the information contained in the Form 10-Q as originally filed with the Securities and Exchange Commission remains unchanged.

PART  II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting of its Stockholders on March 6, 1997, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected Lawrence G. Finch and Anthony
P. Morris as Class I Directors, to serve until the 2000 Annual Meeting of Stockholders. The other persons continuing as directors are Charles Federman, Ronald D. Fisher, Lance E. Hansche, and Jack Kay. The vote on the matter was as follows:

                                       FINCH            MORRIS
                                       -----            ------
         FOR                      13,466,441          13,465,066
         AGAINST                           -                   -
         ABSTAIN                      91,631              93,006
         BROKERS NON-VOTES                 -                   -

APPROVAL OF THE 1996 EQUITY INCENTIVE PLAN: The stockholders adopted the 1996 Equity Incentive Plan under which 800,000 shares of the Company's Common Stock were reserved for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:

         FOR                      12,074,615
         AGAINST                   1,374,609
         ABSTAIN                     108,048
         BROKERS NON-VOTES               800

APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending September 30, 1997. The vote on the matter was as follows:

         FOR                      13,516,561
         AGAINST                      14,006
         ABSTAIN                      27,505
         BROKERS NON-VOTES                 -


                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHOENIX TECHNOLOGIES LTD.


Date:  August 25, 1997                      By:/s/Robert J. Riopel
       ---------------                         -------------------
                                                 Robert J. Riopel
                                                 Vice President, Finance and
                                                 Chief Financial Officer