Form 10-K
period 1997-09-30
PHOENIX TECHNOLOGIES LTD
filed 1997-12-16
CIK 832767

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the fiscal year ended September 30, 1997
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period __________ to __________.

                         Commission file number 0-17111
                                               ---------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        04-2685985
            --------                                        ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

               411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA  95134
               ----------------------------------------------------
           (Address of principal executive offices, including zip code)

                                (408) 570-1000
                                --------------
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
                                     NONE
         Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001
                        PREFERRED STOCK PURCHASE RIGHTS
                        -------------------------------
                             (Title of each Class)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 1997, was $260,026,121 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ.

The number of shares of the registrant's Common Stock outstanding as of October 31, 1997 was 16,912,268.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1997 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

The Exhibit Index begins on page 17 of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

THIS REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION THE BUSINESS SECTION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM
THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN
PART II, ITEM 7 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) OF THIS FORM 10-K UNDER THE HEADING "BUSINESS" AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1.  BUSINESS

GENERAL

    Phoenix Technologies Ltd. was incorporated in the Commonwealth of Massachusetts on September 17, 1979, and was reincorporated in the State of Delaware on December 24, 1986. Unless the context indicates otherwise, the "Company" or "Phoenix" refers to Phoenix Technologies Ltd. and its subsidiaries.

    Phoenix designs, develops and markets system and chip level software for Personal Computers ("PCs"), peripheral devices and information appliances. This software provides compatibility, connectivity and manageability of the various components and technologies used in PCs, peripheral devices and information appliances. The Company provides these products primarily to PC manufacturers, PC peripheral equipment manufacturers, integrated circuit manufacturers, and system board manufacturers (collectively, "OEMs"). Phoenix's products assure compatibility with industry standards and permit OEMs to introduce new products quickly while enabling product differentiation and increasing system value. Phoenix system software products can reduce an OEM's product time to market, development risks, and support costs.

    The Company markets and licenses its products and services worldwide, primarily to OEMs. The Company's system software customers range from large PC manufacturers to small system integrators. The Company's revenue consists of license and engineering fees. Phoenix markets its products and services primarily through a direct sales force, but also through regional distributors and sales representatives. Phoenix promotes its products through Company newsletters and technical bulletins, coverage in trade and business press articles, advertising, and participation in industry trade shows and conferences.

    Rapid technological change and the frequent introduction of new products incorporating new technologies characterize the personal computer industry. The introduction of products embodying new technologies often results in the emergence of new industry standards, rendering existing products obsolete. To remain competitive, manufacturers must respond quickly to such technological changes. This rapid pace of change can benefit Phoenix as it provides a continuous flow of opportunities for the Company to provide high value technology and support to its customers. However, if the Company or its customers are unable, for technological or other reasons, to develop products in a timely manner in response to changes in the PC or information appliance industries, the Company's business would be materially and adversely affected.

    The Company develops, and licenses and/or purchases from others, software products to market to OEMs. Due to rapid technological changes, the Company expects to continue to dedicate significant resources to the development and acquisition of new products and enhancements to existing products. However, there can be no assurance that the Company's product development efforts will be successful or, even if they are successful, that any resulting products will achieve market acceptance.

    Research and development costs from continuing operations, before the capitalization of internally developed software costs, were 38%, 32% and 25% of total revenue in fiscal 1997, 1996 and 1995, respectively. On an actual dollar basis, these costs grew to $31,338,000 in fiscal 1997, a 38% increase from fiscal 1996; $22,764,000 in fiscal 1996, an 84% increase from fiscal 1995. The Company capitalized approximately

$4,989,000, $2,136,000 and $1,336,000 of internally developed software in fiscal 1997, 1996 and 1995, respectively. The Company believes continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements. In addition, the Company purchased or licensed additional technology related assets in the amount of $1,223,000 in fiscal 1997, $544,000 in fiscal 1996 and $338,000 in fiscal 1995. These assets consist of purchased research and development and prepaid royalties under licenses from third parties for PC diagnostics and user assistance technology and products.

    In fiscal 1997 and 1996, one customer accounted for 12% and 10%, respectively, of total revenue. No customer accounted for 10% or more of revenue in fiscal 1995. In fiscal 1997, 1996 and 1995, approximately 63%, 55% and 52%, respectively, of the Company's revenue was attributable to customers outside the United States.

    In fiscal 1997, Intel Corporation began shipping products containing
Phoenix system software under a seven-year agreement (the "Technology Agreement") signed in December 1995. Under the Technology Agreement, Phoenix licensed certain of its system-level software to Intel for incorporation into Intel's motherboard products for desktop and server computers. The Technology Agreement requires Phoenix to provide Intel with a dedicated engineering team to support Intel under the agreement and develop agreed-upon enhancements to the licensed software. In addition, Phoenix is assisting Intel in its transition to Phoenix's system-level software; the transition is expected to be completed in fiscal 1998. In consideration of the license grants and other commitments made by Phoenix, the agreement requires Intel to pay Phoenix minimum annual fees and royalties. These minimum amounts can be exceeded depending on levels of shipment by Intel of Intel products containing the licensed software. The maximum license fees payable by Intel to Phoenix under the Technology Agreement during its seven-year term is $82 million; however, there can be no assurances that Intel will ship the volume of products required to entitle Phoenix to such maximum fees.

    Concurrently with the signing of the Technology Agreement, Phoenix and Intel entered into a Common Stock and Warrant Purchase Agreement (the "Equity Agreement") whereby Intel agreed to purchase 894,971 shares of Phoenix common stock, together with a warrant to purchase an additional 1,073,965 shares. The closing of the sale of the stock and the warrant occurred on February 15, 1996.

DESCRIPTION OF BUSINESS

    The Company is divided into two related product divisions: the PC Systems Division ("PCSD") and the Special Products Division ("SPD"). PCSD includes the Company's desktop, laptop and server system software, and previously included the PC application software product line. SPD includes the Company's PhoenixPICO, Virtual Chips and Interconnect Software product lines.

    During fiscal 1997, Phoenix expanded the capabilities of its PC firmware through enhancements to its core PhoenixBIOS 4.0 product, playing a significant role in new PC industry initiatives with Intel, Microsoft, Compaq and others; developing and delivering Advanced Configuration and Power Interface ("ACPI"); developing and acquiring new products, as well as supporting multiple operating systems and processor architectures in its PICO product line, and expanding its suite of synthesizable cores in its Virtual Chips product line.

PC SYSTEMS DIVISION

     In the PC system software product area, the Company develops and markets software products that enable PC, peripheral, and motherboard manufacturers to integrate existing and emerging industry standards and new technologies into PC platforms. The Company offers an extensive line of system software, including Basic Input/Output System ("BIOS") products, for desktop, portable, and server PC systems based on the Intel x86 architecture. The system software products include system BIOS products for various chip sets and system busses, video subsystems, keyboard controllers, and power management. The Company's products support the latest processors, chip sets, system busses, and interconnect technologies, such as ACPI.

    The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time, and cost to develop system software products.

The Company believes that OEM customers license the Company's system software products, rather than develop these products internally, (1) in order to assure compatibility with industry standards, (2) release products to market faster, (3) reduce product development risks, (4) reduce product development and support costs, and (5) differentiate their system offerings with advanced features. Price competition and time to market pressures are causing manufacturers to re-examine in-house development and deployment of their new systems. The Company believes there is an increasing trend of OEMs to outsource system software requirements to third parties.

    The demand for the Company's PC system software products depends principally on (1) PC manufacturers licensing rather than developing their own PC system software, (2) the sales success of the Company's OEM customers, (3) the emergence of new PC technologies requiring system-level software to achieve increased system functionality, user value, and performance, and (4) the functions and features offered in the Company's products compared to those of its competitors. The growth rate of sales in the personal computer industry fluctuates from time to time based on numerous factors, including general economic conditions, capital spending levels, new product introductions and shortages of key components.

    PHOENIXBIOS 4.0. Phoenix introduced PhoenixBIOS 4.0 as its core desktop systems firmware product in 1993. Since then, the Company has continuously released improvements to the core product. The Company believes the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture, Plug and Play support, and advanced development tools and methodology.

    In fiscal 1996, Phoenix announced Release 6.0 of PhoenixBIOS 4.0. Release 6 includes over 50 enhancements designed to improve manufacturing customers' ability to more easily develop their own extensions for product differentiation or to improve support, and to deploy new products with reduced costs for customization work. Release 6.1, an enhanced version of PhoenixBIOS 4.0, was introduced in fiscal 1997.

    Phoenix worked with Microsoft, Intel and Toshiba on the development of the ACPI specification for interfacing the operating system to the motherboard and supporting hardware. ACPI replaces Advanced Power Management, Plug and Play and other BIOS runtime services and is required for the next version of Microsoft's Windows operating system, which is due in 1998. Phoenix was first to provide fully compliant ACPI system software. Phoenix has partnered with thirteen of its major customers to develop the system software to implement the specification and is assisting its customers in obtaining Microsoft certification on its new Windows operating system.

    NOTEBIOS 4.0 AND ADVANCED SYSTEMS SOFTWARE AND APPLICATIONS FOR PORTABLE SYSTEMS. Phoenix offers its NoteBIOS system software for use with portable or notebook computers. The product's capabilities include advanced power management, SMI support, Save to Disk, Plug and Play, Portable Pentium CPU support, and smart batteries. The Company believes that a majority of notebook PCs shipped worldwide in fiscal 1997 with commercial BIOS were delivered with Phoenix's NoteBIOS.

SPECIAL PRODUCTS DIVISION

    PICO. The PICO product line provides system software for industrial, hand held, and consumer appliances based on the Intel x86 and UNIX platforms in the emerging information appliance market. Examples of these appliances are hand held PCs, Personal Digital Assistants ("PDAs"), smart phones, Point-of-Sale terminals, factory automation devices, digital cameras, car navigation units, or smart home entertainment (television, stereo) systems. Phoenix PICO BIOS and related products are used in Industrial Appliances. Phoenix PicoPAL/CE and related products support hand held and consumer appliances. Phoenix PICO also provides software products to the digital camera OEM market, including PicoStor and FLASH memory storage support and Phoenix PicoRay for high speed infrared data transfer.

    VIRTUAL CHIPS. Synthesizable cores are prepackaged circuit descriptions, delivered in a high level language known as a Hardware Description Language ("HDL"), and used as building blocks for system-level Application Specific Integrated Circuits ("ASICs"). The resulting ASICs are used in computers and peripheral devices to provide connectivity using various interconnect standards (e.g., Peripheral Component Interface ("PCI"), Universal Serial Bus ("USB") and other emerging standards such as IEEE 1394).

    Phoenix acquired Virtual Chips, Inc., a leading supplier of synthesizable cores for the computer industry in August 1996. Virtual Chips products include a full line of PCI and USB Synthesizable Cores and Test Environments. In fiscal 1997, Virtual Chips introduced several new product families, including synthesizable cores and test environments supporting the Accelerated Graphics Port ("AGP") and Infrared Data Association ("IrDA") interconnect protocols, in addition to new PCI and USB products.

    INTERCONNECT SOFTWARE. The Phoenix Interconnect Software Group ("ISG") is developing system software to support leading edge interconnect technologies, such as USB, as well as providing products which support PCMCIA and CardBus devices on Windows95, WindowsNT and various other operating systems. PlugWorks, a new product introduced at Fall 1997 Comdex, assures compatibility and connectivity between CPUs and USB connected peripheral devices. Phoenix supports CardBus, the latest 32-bit high bandwidth standard option for PC Cards.

WORLDWIDE DEPLOYMENT SERVICES AND SUPPORT

    To support its worldwide customer base, Phoenix employs over 400 engineers and has offices in England, France, Germany, Japan, Korea and Taiwan, California, Oregon, Massachusetts and Texas. Phoenix has development and deployment engineering teams. Each new PC or information appliance usually needs some modification of the system software, and the Company assists customers in making such modifications. The Company also provides support services by telephone and on-site.

LEADERSHIP IN MAJOR INDUSTRY INITIATIVES

    Phoenix has entered into a number of major initiatives with industry leaders and standards-setting organizations to develop next generation, system software products. These initiatives include: (1) working with Microsoft, Intel and Toshiba on the ACPI specification, (2) developing the Device Bay specification with Compaq and Microsoft, (3) developing the Desktop Management Interface ("DMI"), On Now specification and the Simple Boot & Quick Boot specification with Microsoft, and (4) working on or with several IEEE committees on 1394 and USB interconnect standards.

    Phoenix's relationships with Compaq, Intel, Microsoft, and other industry leaders give the Company early access to new technology requirements, which the Company believes facilitates the development of its products. By building upon its core technology base, the Company is able to tailor its system software products to conform to the specific requirements of its OEM customers, allowing its customers to integrate new technologies and introduce their products to market more effectively.

COMPETITION

    In marketing its BIOS, NoteBIOS, PICO and ISG products, Phoenix competes primarily with three other independent suppliers of BIOS technology: American Megatrends, Inc., Award Software International Inc. and SystemSoft Corporation. It also competes for system software business with in-house research and development departments of PC manufacturers that have significantly greater financial and technical resources than those of Phoenix. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, International Business Machines Corporation and Toshiba Corporation. In the Virtual Chips' synthesizable core business, Phoenix competes with major EDA suppliers such as Mentor Graphics and Synopsys who are attempting to broaden their design tool business to include synthesizable cores; and small design houses, such as Sand Microelectronics, Inc., who provide synthesizable cores, often as part of a design consulting contract. The bases for competition for the PC system software are primarily product performance and availability, engineering experience and expertise, product support and price. Phoenix believes it competes favorably on these bases.

REVENUE

    Revenue attributable to the Company's PC Systems Division products accounted for 80%, 78% and 82% of the Company's revenue in fiscal 1997, 1996 and 1995, respectively. Revenue attributable to the Special Products Division products accounted for 20%, 22% and 18% of total revenue for fiscal 1997, 1996 and 1995, respectively.

INVESTMENTS

    In fiscal 1994, the Company sold all the assets of its Printer Software Division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics stock. During fiscal 1995 and fiscal 1996, the Company made an additional loan to Xionics, exchanged a portion of the note for additional shares and reflected certain adjustments to the purchase price in the note balance. In September 1996, the Company participated in Xionics' initial public offering (NASDAQ: XION) of shares and sold 500,000 shares. In fiscal 1997, the Company sold 250,000 shares of Xionics stock for a gain of $3.2 million. At September 30, 1997, the Company owned approximately
1.2 million shares, representing approximately 10% of total outstanding Xionics common stock. The Company anticipates continuing to sell shares at the rate of approximately 100,000 shares per quarter.

    In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). At that time, Softbank and the Company established a new entity, Phoenix Publishing Systems, Inc. ("PPSI"), whose name was later changed to Softbank Content Group ("SCG"), and each contributed their respective interests in the Publishing Division to SCG in exchange for 80% and 20%, respectively, of the equity of SCG. In September 1997, Phoenix exercised its right to require Softbank to repurchase the SCG shares for $7.5 million.


EMPLOYEES

    As of September 30, 1997, the Company employed 572 persons worldwide, of whom 420 are in research and development, 96 are in sales and marketing, and 56 are in general and administration.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies primarily on trade secret, trademark and copyright laws and contractual agreements to protect its proprietary rights. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. The Company licenses the source code for its products to its customers for limited uses. The Company licenses its software products to its customers. Wide dissemination of the Company's software products makes protection of the Company's proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of the Company's products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying. At September 30, 1997, the Company had been issued three patents and had 15 patent applications in process.

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


ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in an 86,602 square foot building in San Jose, California which the Company leases pursuant to a lease expiring in November 2003. In fiscal 1997, the Company entered into a five year lease for a 63,000 square foot facility in Irvine, California. In fiscal 1998, minimum annual lease payments for the San Jose and Irvine facilities are approximately $1,164,000 and $751,000, respectively, plus certain additional costs.

    The Company also leases smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Houston, Texas; Taipei, Taiwan; Tokyo, Japan; Seoul, Korea; Munich, Germany; Surrey, England; and Archamps, France.

    The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, from time to time, becomes involved in litigation claims and disputes in the ordinary course of business. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

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

                                                 HIGH           LOW
                                                 ----           ---
   YEAR ENDED SEPTEMBER 30, 1997:
     First quarter                              $19.63         $14.63
     Second quarter                              19.75          14.75
     Third quarter                               15.63          11.00
     Fourth quarter                              16.69          12.75
   YEAR ENDED SEPTEMBER 30, 1996:
     First quarter                              $16.13         $ 9.88
     Second quarter                              15.75          12.88
     Third quarter                               20.38          13.00
     Fourth quarter                              19.50          12.75

    The Company had 381 shareholders of record as of September 30, 1997. The Company has never paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit agreement restricts the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED UNAUDITED QUARTERLY DATA
                                               FISCAL 1997, QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)      DEC 31    MAR 31    JUN 30    SEP 30
-------------------------------------------------------------------------------
Revenue                                   $20,576   $19,000   $20,508   $22,045
Gross margin                               17,487    15,656    16,188    16,749
Income from operations                      3,413     2,265     2,331     2,757
Net income                                  3,217     2,162     2,792     7,484
Net income per share                          .18       .12       .16       .42

                                               FISCAL 1996, QUARTER ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)      DEC 31    MAR 31    JUN 30    SEP 30
-------------------------------------------------------------------------------
Revenue                                   $14,807   $17,935   $18,645   $20,749
Gross margin                               11,762    13,849    14,933    16,850
Income from operations                      2,503     3,329     2,876     1,968
Income from continuing operations           2,092     2,519     2,338     2,098
Net income                                  2,092     2,519     2,338     5,850
Income from continuing operations
 per share                                   0.13      0.15      0.13      0.11
Net income per share                         0.13      0.15      0.13      0.32

SELECTED PERCENTAGE DATA
                                             FY97      FY96      FY95
----------------------------------------------------------------------
  Revenue:
    License fees                              84%       87%       87%
    Services                                  16        13        13
                                             ---       ---       ---
      Total revenue                          100       100       100
  Cost of revenue:
    License fees                               7        10         7
    Services                                  13        10        12
                                             ---       ---       ---
      Total cost of revenue                   20        20        19
                                             ---       ---       ---
  Gross margin                                80        80        81
  Operating expenses:
    Research and development                  32        29        22
    Sales and marketing                       21        22        29
    General and administrative                14        13        13
    Other operating expenses                   -         1         -
                                             ---       ---       ---
      Total operating expenses                67        65        64
                                             ---       ---       ---
  Income from operations                      13        15        17
    Interest income, net                       4         3         3
    Other income, net                         11         -         1
                                             ---       ---       ---
  Income before income taxes                  28        18        21
    Provision for income taxes                 9         5         3
                                             ---       ---       ---
  Income from continuing operations           19        13        18
  Gain on discontinued operations              -         5         -
                                             ---       ---       ---
  Net income                                  19%       18%       18%
                                             ---       ---       ---
                                             ---       ---       ---

SELECTED FIVE YEAR DATA

                                                      YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)      1997      1996       1995      1994     1993
-----------------------------------------------------------------------------------------
Revenue:
  Software                              $ 82,129   $ 72,136   $49,941   $40,589   $29,651
  Publishing                                   -          -         -    45,584    36,662
                                        --------   --------   -------   -------   -------
    Total revenue                         82,129     72,136    49,941    86,173    66,313

Income from continuing operations         15,655      9,047     8,815    19,230*    3,565
Net income                                15,655     12,799     8,815     6,794     2,599
Income per common share:
  Income from continuing operations     $   0.87   $   0.52   $  0.56   $  1.32   $  0.26
  Net income                                0.87       0.73      0.56      0.47      0.19

Cash and short-term investments         $ 47,537   $ 57,039   $32,944   $33,889   $ 8,122
Working capital                           68,967     63,536    36,796    28,586    15,301
Current ratio                              5.4:1      5.2:1     4.1:1     2.2:1     1.8:1
Total assets                             126,768    113,549    62,390    63,235    51,616
Long-term debt                                 -          -         -         -         -
Stockholders' equity                     103,727     89,577    50,418    39,446    31,481
Return on equity                              16%        18%       20%       19%        9%


* INCLUDES $23,538 GAIN ON SALE OF PUBLISHING DIVISION AND $9,095 OF OTHER OPERATING EXPENSES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's primary business is to provide system software and engineering services to OEMs and integrators of PCs and information appliances (special purpose computers).

     In August 1996, the Company acquired Virtual Chips, Inc. ("Virtual Chips") in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests and financial information for the quarters in fiscal 1996 has been restated to reflect Virtual Chips' results of operations. The financial statements for fiscal 1995 have not been restated as the results of operations of Virutal Chips were not material in relation to those of the Company. Shares used in the computation of net income per share have been restated for all periods presented to give effect to the shares issued and options assumed by the Company in the transaction. Virtual Chips is a leading supplier of synthesizable cores for the computer industry.
Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). ASICs are used in computers and peripheral devices to connect them using PCI, USB and other emerging industry standard protocols.

REVENUE

     Revenue increased $10.0 million (14%) to $82.1 million in fiscal 1997 from $72.1 million in fiscal 1996. Revenue increased $22.2 million (44%) in fiscal 1996 from $49.9 million in fiscal 1995. License revenue increased 10% from fiscal 1996 to 1997, and 44% from fiscal 1995 to 1996. The increase resulted primarily from an increase in royalty revenue from the Company's expanding customer base, additional sales to existing customers, as well as increased revenue associated with the growth of the special products business. Growth in the Company's revenues for the year was obscured by the effect of product transitions, the largest of which was the phase out of a consumer application product late in fiscal 1996. During fiscal 1997, unit growth was greater than revenue growth as the average royalty per desktop unit declined by approximately 15%. In fiscal 1996, the consumer application product generated $9.5 million of revenue, compared to $0.4 million in fiscal 1997. Service revenue increased 37% from fiscal 1996 to fiscal 1997, and 48% from fiscal 1995 to 1996. The increases in service revenue are generally consistent with the growth in unit volumes.
In addition, the life cycle of designs has generally shortened, resulting in more design and Company services for a given volume of units.

     Revenue in fiscal 1997 increased over fiscal 1996 in all regions. In fiscal 1997 and 1996, one customer accounted for 12% and 10% of revenues, respectively. No customers accounted for 10% or more of revenue in fiscal 1995.

GROSS MARGIN

     Gross margin as a percent of revenue was 80%, 80% and 81% for fiscal 1997, 1996 and 1995, respectively. License fee gross margin was 91%, 88% and 92% for fiscal 1997, 1996 and 1995, respectively. The increase in license fee gross margin from fiscal 1996 to fiscal 1997 was a result of lower third-party royalties from the phase-out of a consumer application product, offset by an increase in the amortization of capitalized computer software costs. The decrease from fiscal 1995 to fiscal 1996 is primarily due to increases in royalty expense and amortization of capitalized computer software costs. Service gross margin was 23%, 25% and 8% in fiscal 1997, 1996 and 1995, respectively. The decrease from fiscal 1996 to fiscal 1997 results principally from a reorganization of U.S. engineering effective April 1st. Development and field engineering were separated to facilitate improved focus in each group. The increase from fiscal 1995 to fiscal 1996 in service gross margin is attributable to productivity improvements in service engineering.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $26.3 million, $20.6 million and $11.0 million in fiscal 1997, 1996 and 1995, respectively. The increase in research and development expenses from fiscal 1996 to fiscal 1997 is primarily due to an increase in the Company's engineering staff to continue development of system-level software and the creation of a new product line to develop and market software to connect computers and peripheral devices. For the past year, the Company's investment in research and development also has trended higher in order to implement the Intel alliance and to expand the Company's products beyond the PC motherboard. The increase as a percent of revenue from fiscal 1995 to fiscal 1996 is primarily due to the creation of a new product line to develop and market software to connect computers and peripheral devices and the acquisition of Virtual Chips, Inc.

     The Company capitalized approximately $5.0 million, $2.1 million and $1.3 million of internally developed software costs in fiscal 1997, 1996 and 1995, respectively. These amounts were offset by amortization of capitalized software costs of $4.6 million, $3.2 million and $1.2 million in fiscal 1997, 1996 and 1995, respectively. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses were $17.4 million, $15.5 million and $14.4 million in fiscal 1997, 1996 and 1995, respectively. The increases in fiscal 1997 and fiscal 1996 are primarily due to growth in sales and marketing headcount associated with higher revenues. The decrease as a percent of revenue in fiscal 1996 resulted primarily from the discontinuance of advertising expenses related to products marketed through the retail channel.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $11.6 million, $9.7 million and $6.7 million in fiscal 1997, 1996 and 1995, respectively. The increases in fiscal 1997 and 1996 are primarily from increases in salaries and related benefits associated with continued headcount growth. Fiscal 1997 also includes non-recurring charges related to the consolidation of facilities in northern and southern California.

COSTS OF ACQUISITION

     Costs of acquisition of $0.9 million in fiscal 1996 include the costs associated with the acquisition of Virtual Chips, Inc. in fiscal 1996.

INTEREST INCOME, NET

     Net interest income was $2.9 million, $2.2 million and $1.7 million in fiscal 1997, 1996 and 1995, respectively. The increase in net interest income over the years is primarily due to the increase in the average cash balances available for investment in the respective periods.

OTHER INCOME, NET

     On September 30, 1997, Phoenix exercised its right to require Softbank Corporation of Japan to repurchase the Softbank Content Group shares owned by the Company for $7.5 million and recorded a gain on investment of $6.2 million. During fiscal 1997, the Company sold 250,000 shares of common stock of Xionics Document Technologies, Inc. ("Xionics") and recorded a gain on investment of $3.2 million.

DISCONTINUED OPERATIONS

     In September 1996, the Company sold 500,000 shares of common stock of Xionics in its initial public offering. In addition, the Company received payment on a promissory note. The gain on the repayment of the note and sale of the stock in the amount of $3.8 million was recorded as a gain from discontinued operations, net of income taxes of $2.3 million, to the extent such amounts were previously written off in previous fiscal years by a charge to discontinued operations. The remaining amount of $294,000 in fiscal year 1996, which represents investment gains, was recorded in continuing operations as other income on the Company's income statement. As of September 30, 1997, the Company held 1,205,000 shares of Xionics stock which are carried in marketable securities at fair value.

PROVISION FOR INCOME TAXES

     The Company recorded income tax provisions of $7.4 million, $3.9 million and $1.5 million in fiscal 1997, 1996 and 1995, respectively. The Company's effective tax rate was 32%, 30% and 14% in fiscal 1997, 1996 and 1995, respectively. The higher tax rate in fiscal 1997 is primarily due to a decrease in the tax benefit from losses in the prior years, partially offset by the reinstatement of the federal research and development tax credit. The Company's effective tax rate has been lower than the statutory rate primarily due to various federal and state tax credits and tax benefit of prior year losses. The provisions for fiscal 1997 and 1995 include income tax benefits in the fourth quarters of $0.4 million and $1.3 million resulting from a reduction in the Company's valuation allowance related to its deferred tax assets. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires recognition of deferred tax assets when the probability of recovery is more likely than not.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted by the Company on September 30, 1998 with quarterly disclosure. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. If SFAS 128 had been effective for fiscal 1997 and 1996, it would have resulted in a basic net income per share of $0.93 and $0.81 and diluted earnings per share of $0.87 and $0.73, respectively.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1999. In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which will be required to be adopted by the Company on September 30, 1999. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

FLUCTUATIONS IN OPERATING RESULTS

     The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated results of operations for fiscal 1997 and 1996. This information was derived from the Company's unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with the Company's Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

     Phoenix's future operating results may vary substantially from period to period. The timing and amount of its license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While Phoenix receives recurring revenue on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, Phoenix has experienced a pattern of recording 50% or more of its quarterly revenues in the third month of the quarter. Phoenix has historically monitored its revenue bookings through regular, periodic worldwide forecast reviews during the quarter. However, while these reviews keep management informed of areas where additional selling effort may be needed in order to meet the internal plans and market expectations, there can be no assurances that this process will result in revenue expectations being met. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the period. As a result, if revenues are less than planned in any period while expense levels remain relatively fixed, Phoenix's operating results would be adversely affected for that period. In addition, the incurring of unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

BUSINESS RISKS

     The additional following factors should be considered carefully when evaluating Phoenix and its business.

PRODUCT DEVELOPMENT

     Phoenix's long-term success will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet the needs of its current customers in their present markets and of current and future customers in new and emerging markets. There can be no assurance that Phoenix will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenue generated from the sale of such products. Phoenix has, from time to time, experienced such delays. Phoenix's software products and their enhancements contain complex code which may contain undetected errors or bugs when first introduced, despite testing. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such products or enhancements.

PROTECTION OF INTELLECTUAL PROPERTY

     Phoenix relies on a combination of patent, trade secret, copyright, trademark laws and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Phoenix's technology. In addition, copyright and trade secret protection for Phoenix's products may be unavailable or unreliable in certain foreign countries. The Company has been issued 3 patents with respect to its current product offerings and has a number of patent applications pending with respect to certain of the products it markets.
Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that Phoenix's engineers will be able to develop technologies capable of being patented. As the number of software patents increases, Phoenix believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by Phoenix. Any such claims, whether or not meritorious, can be time consuming and expensive to defend, and could have an adverse effect on Phoenix's business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets could also have an adverse effect on Phoenix's business, results of operations and financial condition. In addition, such claims if alleged against certain Phoenix customers, may give rise to indemnity or other obligations on the part of Phoenix.

DEPENDENCE ON THIRD-PARTY PROVIDERS OF TECHNOLOGY

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

IMPORTANCE OF MICROSOFT AND INTEL

     For a number of years, Phoenix has worked closely with Microsoft Corporation and Intel Corporation in developing standards for the PC Industry. In addition, Phoenix supplies its system level software technology to Intel. Phoenix remains optimistic regarding its relationships with these two industry leaders. There can, however, be no assurance that either Microsoft or Intel will not develop alternative product strategies which could conflict with Phoenix's product plans and marketing strategies and, accordingly, adversely impact Phoenix's business and results of operations. Presently, there is little overlap or conflict in Phoenix's product offerings and strategies and those of Intel. Windows NT and Windows CE, Microsoft's newer operating systems, incorporate some functionality that has traditionally resided in the BIOS. Both Intel and Microsoft, in their endeavors to add value, incorporate features or functions provided by Phoenix in silicon or the operating system, respectively. Therefore, Phoenix must continually create new features and functions to sustain as well as increase its added value to OEMs. There can be no assurances that Phoenix will be successful in these efforts.

ATTRACTION AND RETENTION OF KEY PERSONNEL

     Phoenix believes it employs more BIOS engineers than any other company in the PC industry. Virtual Chips' products are based on new and emerging technologies which are different from BIOS technologies. Phoenix's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified engineers. The available pool of engineering talent is limited for both operations. Accordingly, failure to attract, retain and grow its research and development teams could adversely affect Phoenix's business and operating results.

DEPENDENCE ON KEY CUSTOMERS; CONCENTRATION OF CREDIT RISK

     The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's customer base consists principally of large OEMs in the PC market and as a result, the Company maintains individually significant receivable balances from major OEMs. If these OEMs fail to meet their guaranteed minimum royalty payments and other payment obligations, the Company's operating results could be adversely affected. As of September 30, 1997, the three largest receivable balances collectively represented approximately 44% of total accounts receivable.

COMPETITION

     The market for Phoenix's products is very competitive. Phoenix competes primarily with three other independent suppliers with respect to its system-level software products: Award Software International Inc., SystemSoft Corporation and American Megatrends, Inc. It also competes for BIOS business with in-house research and development departments of PC manufacturers that have significantly greater financial and technical resources than those of Phoenix. These companies include Acer Inc., Compaq Computer, Dell Computer, International Business Machines and Toshiba. In the synthesizable core business, Phoenix competes with businesses such as Mentor Graphics Corporation, Synposys Corporation and Cadence Systems who have resources far greater than those of Phoenix and with other companies such as Sand Microelectronics, Inc. There can be no assurance that Phoenix will continue to compete successfully with its current competitors or that it will be able to compete successfully with new competitors.

INTERNATIONAL SALES AND ACTIVITIES

     Revenue derived from Phoenix's international operations comprises a majority of total revenues. There can be no assurances that Phoenix will not experience significant fluctuations in international revenues. While the major portion of Phoenix's license fee or royalty contracts are U.S. dollar denominated, Phoenix is entering into an increasing number of contracts denominated in local currencies. Phoenix has sales and engineering offices in England, France, Germany, Japan, Korea and Taiwan and uses software engineering firms in Israel and India. Phoenix's operations and financial results could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

VOLATILE MARKET FOR PHOENIX STOCK

     The market for Phoenix's stock is highly volatile. The trading price of Phoenix common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by Phoenix and its competitors, changes in Phoenix's or its competitors' product mix or product direction, changes in Phoenix's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which Phoenix may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which Phoenix does business, companies with which Phoenix competes or relating to Phoenix specifically could have an immediate and adverse effect on the market price of Phoenix's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and that often have been unrelated to the operating performance of these companies.

CERTAIN ANTI-TAKEOVER EFFECT

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $47.5 million, and available borrowings under a bank credit facility of $10.0 million. There were no borrowings outstanding under the bank credit facility at September 30, 1997. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

     Pursuant to a share repurchase program whereby the Board of Directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock, the Company repurchased and retired approximately 386,000 shares at a cost of approximately $5.0 million in fiscal 1997.

CHANGES IN FINANCIAL CONDITION

     Net cash generated from operating activities during fiscal 1997 was $7.8 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $10.2 million which consisted primarily of purchases of short-term investments of $55.8 million, purchases of property and equipment of $6.6 million, and additions to computer software costs of $6.2 million for use in the Company's operations and was partially offset by maturities of short-term investments of $56.2 million and proceeds from sale of marketable securities of $3.2 million. Cash used for financing activities during fiscal 1997 was $0.8 million resulting from purchases of $5.0 million of treasury stock, partially offset by $4.2 million from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the consolidated financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item with respect to directors of the Company will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference.

     The executive officers of the Company, each of whom serve at the discretion of the Board of Directors, as of the date of this Form 10-K are as follows:

     Name               Age   Position
     ----               ---   --------

     Jack Kay            51   President and Chief Executive Officer
     David Frodsham      41   Vice President and General Manager,
                              PC Systems Division
     Stuart J. Nichols   37   Vice President, General Counsel and
                              Secretary
     Robert J. Riopel    55   Vice President, Finance,
                              Chief Financial Officer and Treasurer
     Craig Slayter       47   Vice President and General Manager,
                              Worldwide Field Operations

     Mr. Kay joined the Company as Vice President of Worldwide Sales in May 1990. In January, 1992, he was appointed Senior Vice President and Chief Operating Officer. In June, 1994, he was promoted to President and Chief Operating Officer. Effective October 1, 1995, he was promoted to President and Chief Executive Officer.

     Mr. Frodsham was President of Distributed Information Processing Ltd., a British company that was acquired by Phoenix in 1994. At that time, he became General Manager, Europe until his appointment as Vice President and General Manager, PC Systems Division in July 1997.

     Mr. Nichols joined the Company in May 1997 as Vice President, General Counsel and Secretary. For two years before joining the Company, Mr. Nichols was General Counsel for Samsung Semiconductor, Inc., a subsidiary of Samsung Electronics Co., Ltd. From 1989 to 1995, Mr. Nichols served as Corporate Counsel for Varian Associates, Inc.

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

     Mr. Slayter has been employed in various management positions since he joined the Company in July 1987. Mr. Slayter served as General Manager, Asia-Pacific Division, from April 1988 through September 1994. He was promoted to Vice President, Asia Pacific Operations in October 1994. Since April 1996, Mr. Slayter has served as the Vice President and General Manager of the Special Products Division. In September 1997, Mr. Slayter was promoted to the position of Vice President and General Manager, Worldwide Field Operations.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during, and with respect to, its most recent fiscal year and written representations that no other reports were required, if any, the filing requirements of Section 16(a) applicable to its officers, directors and 10% Stockholders were satisfied.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this section is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section is incorporated by reference from the Proxy Statement.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Phoenix Technologies Ltd. and its subsidiaries are filed as part of this report on Form 10-K:
                                                                           PAGE
                                                                           ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . .  21
Consolidated Balance Sheets as of September 30, 1997 and 1996. . . . . . .  23
Consolidated Statements of Income for the years ended September 30, 1997,
 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Consolidated Statements of Stockholders' Equity for the years ended
 September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .  25
Consolidated Statements of Cash Flows for the years ended September 30,
 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  27

     2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto. The financial statements and financial statement schedules follow the signature page hereto.

(b)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1997.

(c)       EXHIBITS

3.2 By-laws of the Registrant as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-03065 (the "1996 ESPP S-8")).

3.6    Certificate of Ownership (incorporated herein by reference to Exhibit
       3.6 to the 1988 Form 10-K).

3.8 Rights Agreement dated as of October 31, 1989 between the Registrant and The First National Bank of Boston (incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 31, 1989 (the "1989 8-K")).

3.12 Restated Certificate of Incorporation of the Registrant dated as of December 12, 1997.

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

10.30 Loan Agreement dated as of February 28, 1997 by and between Silicon Valley Bank and Phoenix Technologies Ltd filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

11.1 Statement re computation of earnings per share (primary earnings per share).

21.1   Subsidiaries of the Company.

23.1   Consent of Independent Auditors (Ernst & Young LLP).

23.2   Consent of Independent Accountants (Coopers & Lybrand, L.L.P.).

27     Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PHOENIX TECHNOLOGIES LTD.


                                       By:  /s/ Jack Kay
                                          ----------------------------------
                                       Jack Kay
                                       President and Chief Executive Officer
                                       Date: December 15, 1997
                                            ------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Jack Kay                            /s/ Robert J. Riopel
---------------------------------       ---------------------------------
Jack Kay                                Robert J. Riopel
Director and Principal                  Principal Finance and
Executive Officer                       Accounting Officer

Date: December 15, 1997                 Date: December 15, 1997
      -----------------                       -----------------


/s/ Charles Federman                    /s/ Lawrence G. Finch
---------------------------------       ---------------------------------
Charles Federman                        Lawrence G. Finch
Director                                Director

Date: December 15, 1997                 Date: December 15, 1997
      -----------------                       -----------------


/s/ Ronald D. Fisher                    /s/ Lance E. Hansche
---------------------------------       ---------------------------------
Ronald D. Fisher                        Lance E. Hansche
Director                                Director

Date: December 15, 1997                 Date: December 15, 1997
      -----------------                       -----------------


/s/ Anthony P. Morris
---------------------------------
Anthony P. Morris
Director

Date: December 15, 1997
      -----------------

                     REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Phoenix Technologies Ltd. for the year ended September 30, 1995 were audited by other auditors whose report dated October 27, 1995, expressed an unqualified opinion on those statements and schedule.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP


San Jose, California
October 21, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the consolidated financial statements and the financial statement schedule of Phoenix Technologies Ltd. as of September 30, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. as of September 30, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the year ended September 30, 1995 referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND, L.L.P.


San Jose, California
October 27, 1995

                          PHOENIX TECHNOLOGIES LTD.
                         CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1997         1996
------------------------------------------------------------------------------
                        ASSETS
Current assets:
  Cash and cash equivalents                                $22,169      $25,752
  Short-term investments                                    25,368       31,287
  Accounts receivable, net of allowances of
   $608 in 1997 and $467 in 1996                            21,129       16,225
  Deferred income taxes                                      2,754        2,719
  Prepaids and other current assets                         13,069        2,809
                                                          --------     --------
    Total current assets                                    84,489       78,792

Other marketable securities                                 26,524       21,831
Property and equipment, net                                  9,607        5,099
Computer software costs, net                                 4,880        3,694
Other assets                                                 1,268        4,133
                                                          --------     --------
    Total assets                                          $126,768     $113,549
                                                          --------     --------
                                                          --------     --------

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  2,707     $  2,589
  Payroll and related liabilities                            3,434        3,279
  Accrued license fees and royalties                           747        1,299
  Other accrued liabilities                                  2,452        2,799
  Income taxes payable                                       6,047        3,955
  Discontinued operations                                      135        1,335
                                                          --------     --------
    Total current liabilities                               15,522       15,256

Deferred income taxes                                        7,159        8,561
Other liabilities                                              360          155

Commitments                                                      -            -

Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares
   authorized, none issued                                       -            -
  Common stock, $.001 par value, 40,000 shares
   authorized, 16,895 and 16,636 shares issued
   and outstanding at September 30, 1997 and 1996               17           17
  Additional paid-in capital                                71,131       68,509
  Retained earnings                                         20,366        8,113
  Unrealized gain on available-for-sale securities          12,570       13,098
  Accumulated translation adjustment                          (357)        (160)
                                                          --------     --------
    Total stockholders' equity                             103,727       89,577
                                                          --------     --------
    Total liabilities and stockholders' equity            $126,768     $113,549
                                                          --------     --------
                                                          --------     --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
                     CONSOLIDATED STATEMENTS OF INCOME


                                                    YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          1997        1996      1995
------------------------------------------------------------------------------
Revenue:
  License fees                                  $68,903     $62,497    $43,448
  Services                                       13,226       9,639      6,493
                                                -------     -------    -------
    Total revenue                                82,129      72,136     49,941

Cost of revenue:
  License fees                                    5,893       7,482      3,633
  Services                                       10,156       7,260      5,949
                                                -------     -------    -------
    Total cost of revenue                        16,049      14,742      9,582
                                                -------     -------    -------
Gross margin                                     66,080      57,394     40,359

Operating expenses:
  Research and development                       26,349      20,628     11,038
  Sales and marketing                            17,400      15,522     14,355
  General and administrative                     11,565       9,679      6,696
  Costs of acquisition                                -         889          -
                                                -------     -------    -------
    Total operating expenses                     55,314      46,718     32,089
                                                -------     -------    -------
Income from operations                           10,766      10,676      8,270

  Interest income, net                            2,908       2,177      1,725
  Other income, net                               9,348          73        303
                                                -------     -------    -------
Income before income taxes                       23,022      12,926     10,298
  Provision for income taxes                      7,367       3,879      1,483
                                                -------     -------    -------
Income from continuing operations                15,655       9,047      8,815
Gain on discontinued operations
 (after income taxes of $2,300)                       -       3,752          -
                                                -------     -------    -------
Net income                                      $15,655     $12,799    $ 8,815
                                                -------     -------    -------
                                                -------     -------    -------

Income per share:
 Income from continuing operations              $  0.87     $  0.52    $  0.56
 Income from discontinued operations                  -        0.21          -
                                                -------     -------    -------
                                                -------     -------    -------

Net income per share                            $  0.87     $  0.73    $  0.56
                                                -------     -------    -------
                                                -------     -------    -------

Shares used in computation                       18,023      17,456     15,763
                                                -------     -------    -------
                                                -------     -------    -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          PHOENIX TECHNOLOGIES LTD.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               THREE YEARS ENDED SEPTEMBER 30, 1997
                                                                                      UNREALIZED
                                                                         RETAINED      GAIN ON
                                                          ADDITIONAL     EARNINGS     AVAILABLE-     ACCUMULATED       TOTAL
                                         COMMON STOCK      PAID-IN     (ACCUMULATED    FOR-SALE      TRANSLATION    STOCKHOLDERS'
(IN THOUSANDS)                         SHARES    AMOUNT    CAPITAL        DEFICIT)    SECURITIES      ADJUSTMENT       EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994            12,697     $13      $49,276        $(9,843)     $     -           $   -        $ 39,446
 Stock purchases under stock
  option and stock purchase plans         892       1        3,317              -            -               -           3,318
 Tax benefit on exercise of stock
  options                                   -       -        1,893              -            -               -           1,893
 Cancellation of treasury shares          (30)      -          350           (350)           -               -               -
 Repurchases of common stock              369       -       (1,126)        (1,854)           -               -          (2,980)
 Net income                                 -       -            -          8,815            -               -           8,815
 Accumulated translation adjustment         -       -            -              -            -             (74)            (74)
                                      -------     ---      -------        -------      -------           -----        --------
Balance, September 30, 1995            13,928      14       53,710         (3,232)           -             (74)         50,418
 Effect of pooling of interests           658       1            6            (39)           -               -             (32)
 Conversion of notes receivable           206       -          706              -            -               -             706
 Deferred compensation, net                 -       -           49              -            -               -              49

 Sale of common stock and warrant,
  net of costs                            961       1       10,441              -            -               -          10,442
 Stock purchases under stock
  option and stock purchase plans       1,035       1        3,651              -            -               -           3,652
 Tax benefit on exercise of stock
  options                                   -       -          536              -            -               -             536
 Repurchases of common stock             (152)      -         (590)        (1,415)           -               -          (2,005)
 Unrealized gain on available for
  sale securities                           -       -            -              -       13,098               -          13,098
 Net income                                 -       -            -         12,799            -               -          12,799
 Accumulated translation adjustment         -       -            -              -            -             (86)            (86)
                                      -------     ---      -------        -------      -------           -----        --------
Balance, September 30, 1996            16,636      17       68,509          8,113       13,098            (160)         89,577
 Deferred compensation, net                 -       -           66              -            -               -              66
 Stock purchases under stock
  option and stock purchase plans         645       -        3,630              -            -               -           3,630
 Tax benefit on exercise of stock
  options                                   -       -          538              -            -               -             538
 Repurchases of common stock             (386)      -       (1,612)        (3,402)           -               -          (5,014)
 Unrealized gain on available for
  sale securities                           -       -            -              -         (528)              -            (528)

 Net income                                 -       -            -         15,655            -               -          15,655

 Accumulated translation adjustment         -       -            -              -            -            (197)           (197)
                                      -------     ---      -------        -------      -------           -----        --------
Balance, September 30, 1997            16,895     $17      $71,131        $20,366      $12,570           $(357)       $103,727
                                      -------     ---      -------        -------      -------           -----        --------
                                      -------     ---      -------        -------      -------           -----        --------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                                    1997          1996        1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                    $ 15,655      $ 12,799     $ 8,815
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                                  7,504         5,051       3,050
    Provision for relocation                                                         (42)         (525)       (876)
    Gain on recovery of assets previously written off                                  -        (6,051)          -
    Realized gain on sale of other marketable securities                          (3,217)         (294)          -
    Sale of minority interest in PPSI                                             (6,247)            -           -
    Compensation costs related to stock issuance                                      66            49           -
    Equity investment                                                                  -           170        (170)
    Deferred income taxes                                                         (1,098)          410      (1,300)
    Change in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                         (4,969)       (4,305)      4,020
      Prepaids and other assets                                                     (715)          (53)       (351)
      Accounts payable                                                               116           955      (1,798)
      Payroll and related liabilities                                                188           788          74
      Other accrued liabilities                                                     (395)          147      (2,494)
      Income taxes payable                                                         2,152         1,234      (1,335)
      Discontinued operations                                                     (1,200)          611      (4,479)
                                                                                 -------       -------     -------
        Total adjustments                                                         (7,857)       (1,813)     (5,659)
                                                                                 -------       -------     -------
Net cash provided by operations                                                    7,798        10,986       3,156
                                                                                 -------       -------     -------
Cash flows from investing activities:
  Maturity of short-term and long-term investments                                56,156        21,261      23,086
  Purchases of short-term and long-term investments                              (55,813)      (45,401)    (25,863)
  Proceeds from sale of other marketable securities                                3,217             -           -
  Proceeds from recovery on assets previously written off                              -         6,774           -
  Purchases of property and equipment                                             (6,561)       (4,328)     (1,596)
  Additions to computer software costs                                            (6,212)       (2,680)     (1,674)
  Other investing activities                                                        (969)          (32)          -
                                                                                 -------       -------     -------
Net cash used in investing activities                                            (10,182)      (24,406)     (6,047)
                                                                                 -------       -------     -------
Cash flows from financing activities:
  Proceeds from issuance of common stock and warrant                                   -        10,442           -
  Proceeds from issuance of convertible debt securities                                -           706           -
  Proceeds from stock purchases under stock option and stock purchase plans        4,168         4,188       3,317
  Repurchases of common stock                                                     (5,014)       (2,005)     (2,980)
  Repayment of short-term borrowings                                                   -             -      (1,241)
                                                                                 -------       -------     -------
Net cash provided by (used in) financing activities                                 (846)       13,331        (904)
                                                                                 -------       -------     -------
Effect of exchange rate changes on cash and cash equivalents                        (353)           44          73
                                                                                 -------       -------     -------
Net decrease in cash and cash equivalents                                         (3,583)          (45)     (3,722)
Cash and cash equivalents at beginning of fiscal year                             25,752        25,797      29,519
                                                                                 -------       -------     -------
Cash and cash equivalents at end of fiscal year                                  $22,169       $25,752     $25,797
                                                                                 -------       -------     -------
                                                                                 -------       -------     -------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF OPERATIONS

    The Company designs, develops, markets and supports standards-based system software and synthesizable cores for personal computers and other microprocessor-based products. The Company sells to OEMs and integrators of PCs, information appliances and peripheral devices. Phoenix provides training, consulting, maintenance and engineering services to its customers. The Company operates seven development and support centers in four countries.
 Most sales are made through the Company's direct sales force, but sales through technically certified distributors is increasing as a percent of revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1997 presentation.

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

    REVENUE RECOGNITION. The Company's revenue is derived from license fees and engineering services sold primarily to OEMs. Revenue from software license fees is recognized when the software has been delivered, providing that no significant vendor obligations remain outstanding, customer acceptance is reasonably assured and collectibility is deemed probable. Revenue recognized from software licenses with initial or minimum guaranteed payments is limited to amounts due within 90 days. Additional software license fees are recognized as per unit royalties exceed the initial or minimum guaranteed payments. Insignificant vendor obligations, if any, remaining after contract execution and shipment are accounted for by accruing the costs related to the remaining obligations.

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

    In fiscal 1997 and fiscal 1996, one customer accounted for 12% and 10% of revenues, respectively. No customers accounted for 10% or more of revenues in fiscal 1995.

    CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

    SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES. Short-term investment securities consist of U.S. government and agency obligations, bankers' acceptances, corporate debt securities and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 1997, 1996 and 1995, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

    Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") and U.S. government agency obligations, owned by the Company. The shares of Xionics common stock are recorded at fair value based on quoted market prices and classified as available-for-sale. The unrealized gain on the Xionics investment, less deferred income taxes, has been recorded as a separate component of stockholders' equity. The carrying value of the Xionics shares and the related deferred income taxes and unrealized gain are adjusted to the current market value in each period.

    The U.S. government agency obligations have maturities greater than one year, and the Company has the intent and ability to hold them until maturity. These securities are recorded at amortized cost. At September 30, 1997 and 1996, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.

    CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At September 30, 1997, three customers accounted for 17%, 15% and 12% of accounts receivable, respectively. At September 30, 1996, two customers accounted for 12% and 11% of accounts receivable, respectively.

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

    INCOME TAXES. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

    NET INCOME PER SHARE. Net income per share is computed using the weighted average number of common and dilutive common stock equivalents outstanding. Dilutive common stock equivalents consist of outstanding stock options and warrants, which are included in the computation using the treasury stock method. Shares used in the computation of net income per share have been restated for the years ended September 30, 1996 and 1995 to give effect to the shares issued and options assumed by the Company in the acquisition of Virtual Chips.

    STOCK-BASED COMPENSATION. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has adopted disclosure only criteria, described in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" effective for fiscal 1997. See Note 9 of Notes to Consolidated Financial Statements.

    NEW ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which is required to be adopted by the Company on September 30, 1998 with quarterly disclosure. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate such amounts for all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share. If SFAS 128 had been effective for fiscal 1997 and 1996, it would have resulted in a basic net income per share of $0.93 and $0.81 and diluted earnings per share of $0.87 and $0.73, respectively.

    In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by the Company in fiscal 1999. In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition," which will be required to be adopted by the Company on September 30, 1999. Adoption of these statements is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

    CASH FLOW INFORMATION.  Supplemental cash flow information is as follows:

                                                      YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                         1997     1996     1995
------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
  Income taxes paid during the year, net of refunds   $6,373   $2,905   $1,125

Supplemental schedule of non-cash activities:
  Conversion of debt securities to common stock       $    -   $  706   $    -

3.  SHORT TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

The short-term investments and other marketable securities were as follows:

                                                                 OTHER
                                          SHORT-TERM           MARKETABLE
                                          INVESTMENTS          SECURITIES
                                          SEPTEMBER 30,       SEPTEMBER 30,
(IN THOUSANDS)                            1997     1996      1997       1996
------------------------------------------------------------------------------
U.S. government and agency obligations  $17,388   $30,290   $ 5,574   $     -
Xionics common stock                          -         -    20,950    21,831
Commercial paper                          3,957         -         -         -
Bankers' acceptances                      1,985       997         -         -
Corporate securities                      2,038         -         -         -
                                        -------   -------   -------   -------
                                        $25,368   $31,287   $26,524   $21,831
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   SEPTEMBER 30,
(IN THOUSANDS)                                    1997        1996
--------------------------------------------------------------------
Equipment                                       $ 8,763     $10,618
Leasehold improvements                            3,778       1,365
Furniture and fixtures                            2,183       2,496
                                                -------     -------
                                                 14,724      14,479
Less accumulated depreciation and amortization    5,117       9,380
                                                -------     -------
                                                $ 9,607     $ 5,099
                                                -------     -------
                                                -------     -------

    Depreciation and amortization expense related to property and equipment totaled $1,795,000, 1,825,000 and $1,278,000 for fiscal 1997, 1996 and 1995, respectively.

5.  COMPUTER SOFTWARE COSTS

    Computer software with costs of $6,212,000, $2,680,000 and $1,674,000 was purchased or capitalized during fiscal 1997, 1996 and 1995, respectively.

     Amortization charged to cost of revenue was $5,026,000, $3,224,000 and $1,244,000 during fiscal 1997, 1996 and 1995, respectively. Accumulated amortization of capitalized computer software costs was $1,988,000 and $2,356,000 at September 30, 1997 and 1996, respectively.

6.  UNSECURED LINE OF CREDIT

    At September 30, 1997, there were no outstanding borrowings on the Company's $10,000,000 unsecured bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 1%. The line of credit agreement contains various covenants which require the Company to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in February 1998.

7.  INCOME TAXES

    The components of the provision for income taxes from continuing operations are as follows:

                                               YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                               1997       1996         1995
----------------------------------------------------------------------------
Current:
  Federal                                   $  860     $   829      $  294
  State                                      1,151         707          96
  Foreign                                    6,454       4,213       1,093
Deferred:
  Federal                                     (915)     (1,462)          -
  State                                       (183)       (408)          -
                                            ------     -------      ------
Provision for Income Taxes                  $7,367     $ 3,879      $1,483
                                            ------     -------      ------
                                            ------     -------      ------

    Reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                               YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                               1997        1996        1995
----------------------------------------------------------------------------
Tax at U.S. federal statutory rate         $ 8,058     $ 4,524     $ 3,501
State taxes, net of federal tax benefit        629         195          66
Foreign taxes not previously benefited           -           -         659
Tax benefit of prior year losses                 -      (1,328)     (2,784)
Research and development tax credits        (1,180)       (269)          -
Nondeductible merger costs                       -         311           -
Other                                         (140)        446          41
                                           -------     -------     -------
  Provision for income taxes               $ 7,367     $ 3,879     $ 1,483
                                           -------     -------     -------
                                           -------     -------     -------

    The components of net deferred tax assets and liabilities are as follows:

                                                           SEPTEMBER 30,
(IN THOUSANDS)                                           1997         1996
-----------------------------------------------------------------------------
Deferred Tax Assets:
  Foreign tax credits                                   $1,710       $1,308
  Research and development tax credits                   1,787        1,325
  Minimum tax carryforward                                 667          864
  Reserves and accruals                                  1,053          795
  Depreciation                                           1,465        1,516
  Other                                                  1,308        1,611
                                                       -------      -------
    Total                                                7,990        7,419
  Less valuation allowance                               2,814        3,185
                                                       -------      -------
    Net deferred tax assets                              5,176        4,234
Deferred tax liabilities:
  Capitalized software, net                              1,187        1,343
  Unrealized gain on available-for-sale securities       8,394        8,733
                                                       -------      -------
    Total deferred tax liabilities                       9,581       10,076
                                                       -------      -------
    Net deferred tax assets (liabilities)              $(4,405)     $(5,842)
                                                       -------      -------
                                                       -------      -------

    Due to the uncertainty surrounding the timing of the realization of the benefit of its tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets.

    At September 30, 1997, the Company had available for federal income tax purposes foreign tax credits of $514,000, which expire in 2002 and research and development tax credits of $1,787,000, which expire in the years 2001 through 2012.

8.  COMMITMENTS

    The Company leases office facilities under operating leases. Total rent expense was $3,141,000, $2,410,000 and $1,673,000 in fiscal 1997, 1996 and
1995, respectively.

    At September 30, 1997, future minimum operating lease payments are required as follows:

YEAR ENDING SEPTEMBER 30,                              (IN THOUSANDS)
---------------------------------------------------------------------
1998                                                     $   3,628
1999                                                         3,090
2000                                                         2,741
2001                                                         2,794
2002                                                         2,283
2003 and thereafter                                          3,527
                                                         ---------
Total minimum lease payments                             $  18,063
                                                         ---------
                                                         ---------
9.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK. As of September 30, 1997 and 1996, no preferred stock was issued or outstanding.

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

    STOCK REPURCHASE PLAN. Pursuant to a share repurchase program whereby the Board of Directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock, the Company repurchased and retired approximately 386,000 shares at a cost of approximately $5.0 million in fiscal 1997.

    STOCK OPTION PLANS. The Company has various incentive stock option plans for employees, officers, consultants and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant. To date, all grants have been made at fair market value or greater. Options vest over a period determined by the Board of Directors, generally four years, and have a term not exceeding ten years.

    Option activity under the plans, including the options assumed in the Virtual Chips acquisition, was as follows:

                                                              WEIGHTED AVERAGE
                                                 SHARES        EXERCISE PRICE
------------------------------------------------------------------------------
Shares under option, September 30, 1994         3,604,316          $4.32

Options granted                                   477,000          $8.50
Options exercised                                (821,721)         $3.64
Options canceled                                 (292,674)         $5.82
                                                ---------
Shares under option, September 30, 1995         2,966,921          $5.03

Options granted                                 1,334,377         $12.01
Options exercised                                (812,049)         $3.69
Options canceled                                 (161,207)         $8.01
                                                ---------
Shares under option, September 30, 1996         3,328,042          $8.01

Options granted                                 1,236,540         $14.07
Options exercised                                (555,684)         $4.44
Options canceled                                 (216,446)        $12.81
                                                ---------
Shares under option, September 30, 1997         3,792,452         $10.25
                                                ---------
                                                ---------

    At September 30, 1997, the number of shares exercisable under stock option plans was 1,718,309 and 362,584 shares were available for grant.

    The following table summarizes information about stock options outstanding at September 30, 1997:

                               Options Outstanding                              Options Exercisable
                   ----------------------------------------------------  --------------------------------
                        Number          Weighted                             Number
     Range           Outstanding         Average           Weighted        Exercisable       Weighted
      of                 at             Remaining           Average             at            Average
Exercise Prices    Sept. 30, 1997   Contractual Life    Exercise Price    Sept. 30,1997    Exercise Price
---------------------------------------------------------------------------------------------------------
$ 0.3100-$ 0.3100       67,700            8.37            $ 0.3100             67,700         $ 0.3100
$ 2.3800-$ 3.8750      459,327            3.83            $ 2.7167            459,140         $ 2.7162
$ 4.0000-$ 8.5000    1,086,560            6.46            $ 5.6506            823,600         $ 5.5883
$ 8.6300-$13.5000      978,852            9.03            $12.3353            155,164         $11.8091
$13.8125-$17.0000      817,033            9.23            $15.0961            131,876         $15.1589
$17.1250-$19.8750      382,980            8.90            $18.4119             80,829         $18.5344
                     ---------            ----            --------          ---------         --------
$ 0.3100-$19.8750    3,792,452            7.68            $10.2489          1,718,309         $ 6.5181
                     ---------            ----            --------          ---------         --------
                     ---------            ----            --------          ---------         --------


    SALE OF COMMON STOCK AND WARRANT. In February 1996, the Company sold 894,971 newly issued, unregistered shares of its common stock and a warrant to purchase 1,073,965 additional shares of the Company's common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vest annually, beginning in December 1996, in increments of 214,793 shares for each of the first three years and 429,586 shares for the fourth year.
The warrant becomes fully exercisable in the event of an acquisition of the Company or termination of a technology agreement between the two parties.
The price at which the warrant may be exercised is $12.88 per share at September 30, 1997, increasing in annual increments to $15.22 per share. The warrant expires in April 2001.

    STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 1997, 508,789 shares had been issued under the ESPP and 141,211 shares remained reserved for future issuance.

    DISCLOSURES OF STOCK-BASED COMPENSATION PLANS. Pro forma information regarding net income and earnings per share is required by SFAS No. 123.
This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1997 and 1996 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions:

                           Employee Stock Options       Employee Stock Purchase Plan
                          Year ended September 30,        Year ended September 30,
                             1997         1996               1997         1996
                            -------------------             -------------------
Expected life (in Years)     0.90         0.90               0.50         0.50
Risk-free interest rate       6-7%         5-7%               5-6%         5-6%
Volatility                   0.63         0.69               0.63         0.69
Dividend yield               None         None               None         None

    The weighted average estimated fair value of employee stock options granted during fiscal 1997 and 1996 was $6.08 and $7.34 per share respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during fiscal 1997 and 1996 was $4.75 and $5.44, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows (in thousands, except for earnings per share information):

                                   Year ended September 30,
                                 1997                   1996
                                 ---------------------------
Net income:
  As reported                   $15,655               $12,799
  Pro forma                     $11,725               $11,793

Net income per share:
  As reported                   $  0.87               $  0.73
  Pro forma                     $  0.67               $  0.69

    Because SFAS No. 123 is applicable only to options granted subsequent to September 30, 1995, the pro forma effect will not be fully reflected until fiscal year 2000.

10.  VIRTUAL CHIPS ACQUISITION

    In August 1996, the Company acquired all of the outstanding capital of Virtual Chips in exchange for 1,241,842 shares of the Company's common stock. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. The Company also assumed Virtual Chips outstanding stock options, which were converted to options to purchase approximately 147,959 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company for fiscal 1996 were restated to include the operations of Virtual Chips. The financial statements for fiscal 1995 were not restated as the results of operations of Virtual Chips were not material in relation to those of the Company. However, shares used to compute net income per share were restated for fiscal 1996 and 1995 to give effect to the shares issued and options assumed by the Company in the transaction. Costs of acquisition in fiscal 1996 of $889,000 are the costs associated with the acquisition of Virtual Chips, Inc. in August 1996.

11.  DISCONTINUED OPERATIONS AND DIVESTITURES

    PRINTER SOFTWARE DIVISION. In fiscal 1994, the Company sold all the assets of its Printer Software Division to Xionics in return for a promissory note and shares of Xionics common stock. Interest at 8% per annum was received quarterly; no payments of principal were due before January 1997. During fiscal 1995 and 1996, the Company made an additional loan to Xionics, exchanged a portion of the note for additional common shares and reflected certain adjustments to the purchase price in the note balance. In September 1996, Xionics completed an initial public offering of its common stock and repaid the net amount due to the Company. The Company sold 500,000 of its Xionics shares in the offering. The amounts received were recorded as a gain on disposal of discontinued operations, net of income taxes, to the extent such amounts were previously written off by a charge to discontinued operations. The balance of the amount received of $294,000 represents investment income and was recorded as other income. In fiscal 1997 the Company sold 250,000 additional shares of Xionics common stock for a realized gain of $3,217,000 which was recorded as other income. At September 30, 1997, the Company held 1,205,381 shares of Xionics stock with a market value of $17.38 per share, which represents approximately 10% of total outstanding Xionics common stock.

    PUBLISHING DIVISION. In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). At that time, Softbank and the Company established a new entity, Phoenix Publishing Systems, Inc., later renamed Softbank Content Group ("SCG"), and each contributed their respective interests in the Publishing Division to SCG in exchange for 80% and 20%, respectively, of the equity of SCG. On September 30, 1997, Phoenix exercised its right to require Softbank to repurchase the SCG shares owned by the Company for $7,500,000 and recorded a gain of $6,247,000 which is included in other income. At September 30,

1997, a receivable from Softbank in the amount of $7,500,000 was included in other current assets, and in October 1997, payment was received.

    OTHER INVESTMENTS. Other assets at September 30, 1996 and 1995 include equity and other investments in Softbank, Inc., a joint venture company in the amount of $2,388,000. The investment was subsequently exchanged for a non-interest bearing $2,310,000 note receivable from Softbank Holdings, Inc., which is included in other current assets at September 30, 1997. The note was subsequently collected in October 1997.

12.  INTERNATIONAL INFORMATION

    The Company licenses its products worldwide. Export revenues were made principally to the following geographic areas:

                               YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                1997       1996       1995
---------------------------------------------------------
Asia/Pacific                $28,066    $27,716    $16,246
Europe                        9,374      7,328      3,258
                            -------    -------    -------
                            $37,440    $35,044    $19,504
                            -------    -------    -------
                            -------    -------    -------

    A summary of foreign operations, principally represented by locations in the Asia/Pacific region, is presented below.

                               YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                1997       1996       1995
---------------------------------------------------------
Revenues                    $14,327    $4,248     $4,108
Operating income              3,498     2,120      1,136
Income before income taxes    3,526     2,107      1,304
Identifiable assets           8,186     4,849      6,777

13.  RETIREMENT PLANS

    The Company has a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code. This plan covers substantially all U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four year period which starts with the participant's employment start date with the Company. The Company's contributions for fiscal 1997 and 1996 were $264,000 and $158,000, respectively.

Schedule II

                           PHOENIX TECHNOLOGIES LTD.
                   VALUATION AND QUALIFYING ACCOUNTS FOR THE
                  THREE FISCAL YEARS ENDED SEPTEMBER 30, 1997

                                 Balance at      Charged to    Charged
  Allowance for                  Beginning       Costs and     to Other                                   Balance at
Doubtful Accounts                 of Year         Expenses     Accounts    Deductions(1)    Recoveries    End of Year
-----------------                ----------      -----------   --------    -------------    ----------    -----------
Year Ended September 30, 1997     $467,000        $148,000     $     --       $  7,000       $     --       $608,000

Year Ended September 30, 1996      430,000          94,000           --         88,000         31,000        467,000

Year Ended September 30, 1995      657,000          60,000      329,000        785,000        169,000        430,000

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.