Form 10-Q
period 1997-12-31
PHOENIX TECHNOLOGIES LTD
filed 1998-02-12
CIK 832767

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                     FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1997
                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                           Commission file number 0-17111

                             PHOENIX TECHNOLOGIES LTD.
               (Exact name of Registrant as specified in its charter)

          Delaware                                       04-2685985
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)


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

                  YES       X                  NO
                         -------                  -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Common Stock, par value $.001                      16,810,000
---------------------------------------     ----------------------------------
                 Class                        Number of shares Outstanding at
                                                      January 31, 1998

                            Exhibit Index is on Page 13

                             PHOENIX TECHNOLOGIES LTD.

                                     FORM 10-Q

                                       INDEX


                                                                           Page
PART  I.          FINANCIAL INFORMATION

     Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets
                  December 31, 1997 and September 30, 1997...................3

                  Condensed Consolidated Income Statements
                  Three Months Ended December 31, 1997 and 1996..............4

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 1997 and 1996..............5

                  Notes to Condensed Consolidated Financial Statements.......6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................8


PART  II.         OTHER INFORMATION

     Item 6.   Exhibits and Report on Form 8-K..............................11
                  a.  Exhibits..............................................11
                  b.  Report on form 8-K....................................11


PART  I.       FINANCIAL INFORMATION
Item 1.        Financial Statements

                             PHOENIX TECHNOLOGIES LTD.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share amounts)


                                                        December 31,        September 30,
                                                           1997                 1997
                                                       -------------       ----------------
         ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                               $ 28,518             $ 22,169
  Short-term investments                                    33,086               25,368
  Accounts receivable, net of allowances of $648 at
    December 31, 1997 and $608 at September 30, 1997        18,785               23,172
  Prepaid expenses and other current assets                  6,288               15,823
                                                          --------             --------
      Total current assets                                  86,677               86,532

Other marketable securities                                  7,811               26,524
Property and equipment, net                                 10,398                9,607
Computer software costs, net                                 4,968                4,880
Other assets                                                 2,501                1,268
                                                          --------             --------
      Total assets                                        $112,355             $128,811
                                                          --------             --------
                                                          --------             --------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  3,171             $  2,707
  Payroll related liabilities                                2,788                3,434
  Accrued license fees and other royalties                   1,180                  747
  Customer advances                                          1,704                2,043
  Other accrued liabilities                                  2,508                2,587
  Income taxes payable                                       4,653                6,047
                                                          --------             --------
      Total current liabilities                             16,004               17,565

Long-term obligations                                        1,668                7,519
Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares authorized,
    none issued                                                 --                   --
  Common stock, $.001 par value, 40,000 shares authorized,
    16,824 and 16,895 shares issued and outstanding at
    December 31, 1997 and September 30, 1997                    17                   17
  Additional paid-in capital                                71,347               71,131
  Retained earnings                                         21,564               20,366
  Unrealized gain on available-for-sale securities           2,554               12,570
  Accumulated translation adjustment                          (799)                (357)
                                                          --------             --------
      Total stockholders' equity                            94,683              103,727
                                                          --------             --------
      Total liabilities and stockholders' equity          $112,355             $128,811
                                                          --------             --------
                                                          --------             --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (in thousands, except per share amounts)
                                    (unaudited)


                                                                 Three Months Ended
                                                                    December 31,
                                                                 ------------------

                                                                   1997      1996
                                                                   ----      ----
Revenue:
     License fees                                                $ 17,770    $ 17,767
     Services                                                       4,786       2,809
                                                                 --------    --------
       Total revenue                                               22,556      20,576

Cost of revenue:
     License fees                                                   1,759         959
     Services                                                       3,331       2,130
                                                                 --------    --------
       Total cost of revenue                                        5,090       3,089
                                                                 --------    --------
Gross margin                                                       17,466      17,487
Operating expenses:
     Research and development                                       7,393       6,275
     Sales and marketing                                            4,826       4,538
     General and administrative                                     3,093       3,261
                                                                 --------    --------
       Total operating expenses                                    15,312      14,074
                                                                 --------    --------
Income from operations                                              2,154       3,413

Interest income, net                                                  881         690
Other income, net                                                   1,107         628
                                                                 --------    --------
Income before income taxes                                          4,142       4,731
Provision for income taxes                                          1,325       1,514
                                                                 --------    --------
Net income                                                       $  2,817    $  3,217
                                                                 --------    --------
                                                                 --------    --------

Basic earnings per share                                         $   0.17    $   0.19
                                                                 --------    --------
                                                                 --------    --------
Diluted earnings per share                                       $   0.16    $   0.18
                                                                 --------    --------
                                                                 --------    --------

Common shares outstanding                                          16,881      16,694
                                                                 --------    --------
                                                                 --------    --------
Common shares outstanding assuming dilution                        17,951      18,248
                                                                 --------    --------
                                                                 --------    --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOENIX TECHNOLOGIES LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)


                                                                       Three Months Ended
                                                                         December 31,
                                                                     ---------------------

                                                                         1997     1996
                                                                         ----     ----
Cash flows from operating activities:
     Net income                                                      $  2,817    $  3,217
     Reconciliation to net cash provided by operating
       activities:
          Depreciation and amortization                                 2,207       1,224
          Realized gain on sale of other marketable securities         (1,146)       (799)
          Change in operating assets and liabilities:
               Accounts receivable                                      3,892       1,051
               Prepaid expenses and other assets                       (1,738)     (1,050)
               Accounts payable                                           470         246
               Payroll and related liabilities                           (576)       (550)
               Other accrued liabilities                                1,291        (385)
               Income taxes payable                                    (1,323)     (1,188)
                                                                     --------    --------
                    Total adjustments                                   3,077      (1,451)
                                                                     --------    --------
                    Net cash provided by operating activities           5,894       1,766

Cash flows from investing activities:
     Maturity of short-term and long-term investments                  20,446      15,847
     Purchases of short-term and long-term investments                (26,145)     (9,863)
     Proceeds from sale of other marketable securities                  1,193         837
     Purchases of property and equipment                               (1,480)     (2,288)
     Additions to computer software costs                              (1,608)       (885)
     Proceeds from the sale of minority interest in Phoenix
       Publishing Systems, Inc.                                         9,810          --
     Other investing activities                                            --        (376)
                                                                     --------    --------
       Net cash provided by investing activities                        2,216       3,272

Cash flows from financing activities:
     Proceeds from stock purchases under stock option and
       stock purchase plans                                               844       1,087
     Repurchases of common stock                                       (2,263)         --
                                                                     --------    --------
     Net cash provided by (used in) financing activities               (1,419)      1,087
                                                                     --------    --------
Effect of exchange rate changes on cash and cash equivalents             (342)       (186)
                                                                     --------    --------
Net increase in cash and cash equivalents                               6,349       5,939
Cash and cash equivalents at beginning of period                       22,169      25,752
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 28,518    $ 31,691
                                                                     --------    --------
                                                                     --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net of refunds                  $    848    $  2,605
                                                                     --------    --------
                                                                     --------    --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOENIX TECHNOLOGIES LTD.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    Phoenix Technologies Ltd. (the "Company"), designs, develops, markets and supports standards-based system software and synthesizable cores for personal computers and other microprocessor-based products.

    The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at December 31, and September 30, 1997, and the results of its operations and its cash flows for the three-month periods ended December 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated. The operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998 or for any other future period.

    Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2.  Cash Equivalents

    All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

3.  Short-term Investments and Other Marketable Securities

    Short-term investment securities consist of U.S. government and agency obligations, bankers' acceptances, corporate debt securities and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At December 31, and September 30, 1997, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

    Other marketable securities consist of the shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) and U.S. government agency obligations, owned by the Company. The shares of Xionics common stock are recorded at fair value based on quoted market prices and classified as available-for-sale. The unrealized gain on the Xionics investment, less related deferred income taxes, has been recorded as a separate component of stockholders' equity. The carrying value of the Xionics shares and the related deferred income taxes and unrealized gain are adjusted to the current market value in each period.

    The U.S. government agency obligations have maturities greater than one year, and the Company has the intent and ability to hold them until maturity.
These securities are recorded at amortized cost.   At December 31, and
September 30, 1997, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.

4.  Net Income Per Share

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which required the Company to change the method it used to compute earnings per share. Under SFAS 128, primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.
All earnings per share amounts for all periods have been restated to conform to the new SFAS 128 requirements. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                    (In thousands, except per share amount)

                                       Net Income         Shares       Per-Share
                                       (Numerator)     (Denominator)     Amount
--------------------------------------------------------------------------------
THREE MONTHS ENDED DECEMBER 31, 1997:

Basic earnings per share              $  2,817            16,881(1)      $  0.17
                                                                         -------
                                                                         -------
Effect of dilutive securities:
   Stock options                            --               906
   Warrants                                 --               164
                                                          ------
Diluted earnings per share            $  2,817            17,951         $  0.16
                                      --------            ------         -------
                                      --------            ------         -------

THREE MONTHS ENDED DECEMBER 31, 1996:

Basic earnings per share              $  3,217            16,694(1)      $  0.19
                                                                         -------
                                                                         -------

Effect of dilutive securities:
   Stock options                            --             1,338
   Warrants                                 --               216
                                      --------           -------
Diluted earnings per share            $  3,217            18,248         $  0.18
                                      --------           -------         -------
                                      --------           -------         -------


    (1) Weighted Average Shares Outstanding

5.  Stock Repurchase Plan

    Pursuant to a share repurchase program whereby the Board of Directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock, the Company repurchased and retired approximately 155,000 shares at a cost of approximately $2.3 million during the three months ended December 31, 1997. Since the inception of the plan, the Company has repurchased and retired approximately 570,000 shares at a cost of approximately $7.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS, CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN
PART I, ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS) OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The Company designs, develops, markets and supports standards-based system software and synthesizable cores for personal computers and other microprocessor-based products.

REVENUE Revenue increased by $2.0 million (10%) to $22.6 million in the first fiscal quarter of 1998 compared to $20.6 million for the comparable period in fiscal 1997. This was primarily due to a 70% increase in service revenue resulting from design work that was performed under newly signed license agreements with customers. License revenues were flat when comparing the two quarters. Unit growth in the first fiscal quarter of 1998 was offset by lower average selling prices.

GROSS MARGIN Gross margin as a percent of revenue decreased in the first fiscal quarter of 1998 to 77%, as compared to 85% of revenue for the comparable period in fiscal 1997. Service revenue, which has lower gross margins than license fees, changed from 14% to 21% of total revenue when comparing the first quarter of fiscal 1998 to first quarter of fiscal 1997. License fee gross margin decreased in the first fiscal quarter of 1998 to 90% of net revenue, as compared to 95% of net revenue for the comparable period in fiscal 1997. The decrease was primarily due to increased amortization charges for capitalized software of $1.3 million for the first quarter of fiscal 1998, compared to $0.6 million for the comparable period in fiscal 1997.

RESEARCH AND DEVELOPMENT EXPENSES Research and development expenses increased $1.1 million (18%) to $7.4 million for the first fiscal quarter of 1998 from $6.3 million for the comparable period in fiscal 1997. The increase in research and development expenses is primarily due to an increase in the Company's engineering staff for the development of system-level software and synthesizable cores for personal computers and other microprocessor-based products.

The Company capitalized $1.3 million of internally developed software costs in the first fiscal quarter of 1998 as compared to $0.7 million for the comparable period in fiscal 1997. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES Sales and marketing expenses increased by $0.3 million (6%) to $4.8 million in the first fiscal quarter of 1998 compared to $4.5 million for the comparable period in fiscal 1997. The increase resulted primarily from the expenses associated with increased headcount to meet demands of an expanding customer base and the building of specialized sales forces for our information appliance and synthesizable core product lines .

GENERAL  AND ADMINISTRATIVE EXPENSES    General and administrative expenses
decreased by $0.2 million (5%) to $3.1 million in the first fiscal quarter of 1998 compared to $3.3 million for the comparable period in fiscal 1997. General and administrative expenses for the first quarter of fiscal 1997 included non-recurring charges related to the consolidation of the San Jose corporate headquarters and the acquisition of Nihon JK. General and administrative expenses for the first quarter of fiscal 1998 did not include similar charges, but did include expenses associated with increased headcount needed to support the overall growth of the Company.

INTEREST INCOME, NET    Net interest income increased by $0.2 million (28%)
to $0.9 million in the first fiscal quarter of 1998 compared to $0.7 for the comparable period in fiscal 1998. The increase is primarily due to the increase in cash available for investment during the respective periods.

OTHER INCOME, NET   Other income, net increased by $0.5 million (76%) to
$1.1 million the first fiscal quarter of 1998 compared to $0.6 million for the comparable period in fiscal 1997. The increase is primarily due to the sale of more shares of Xionics stock at a higher average sales price in the first quarter of fiscal year 1998, when compared to the first quarter of fiscal 1997.

PROVISION FOR INCOME TAXES The Company recorded an income tax provision of $1.3 million in the first fiscal quarter of 1998 compared to $1.5 million for the comparable period in fiscal 1997. The fiscal 1998 and 1997 provisions reflect an estimated annualized effective tax rate of 32%. The Company's effective tax rate is lower than the statutory rate primarily due to various tax credits.

THE YEAR 2000   The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Because the Company licenses and provides services relating to PC software and firmware, the Company may become involved in investigations or allegations regarding the Year 2000 Issue.

The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company also believes, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. The Company has no reasonable estimate of the amount associated with the transitions of the Company's remaining systems. If modifications and conversions are not completed timely, the Year 2000 Issue may have a material impact on the Company's operations. Furthermore, there can be no assurance that the systems of other companies in which the Company deals with and which the Company's systems rely on will also be timely converted or that any such failure to convert by another company would not have a material impact on the Company's operations.

The Company believes its current products do not require modification in light of the Year 2000 Issue, and does not anticipate any material exposures related to the Year 2000 Issue for its products and services. The Company cannot anticipate the degree to which it may be the subject of claims or complaints regarding the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES   At December 31, 1997, the Company's primary
sources of liquidity included cash, cash equivalents and short-term investments of $61.6 million and a $10 million revolving credit facility with a commercial bank. There were no borrowings outstanding under the bank credit facility at December 31, 1997. This facility expires in February 1998, however, the Company and the bank are negotiating an agreement which would extend the credit facility. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION    Net cash generated from operating
activities in the first fiscal quarter of 1998 was $5.9 million, resulting primarily from cash provided by net income and a reduction in accounts receivable, adjusted for non-cash items. Net cash provided by investing activities in the first fiscal quarter of 1998 was $2.2 million which consisted primarily of maturities of short-term and long-term investments of $20.4 million, proceeds from of the sale of the Company's minority interest in Phoenix Publishing Systems, Inc. of $9.8 million, and proceeds from the sale of marketable securities of $1.2 million, which was partially offset by purchases of short-term and long-term investments of $26.1 million; and additions to computer software costs, including purchased software costs, of $3.1 million. Cash used for financing activities in the first fiscal quarter of 1998 was $1.4, resulting from $2.3 million used for the repurchase of common stock, partially offset by the $0.8 million received from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

The market price per share of Xionics stock decreased from $17.38 per share on September 30, 1997 to $3.50 per share on December 31, 1997. The company held 1.1 million shares of Xionics stock, at December 31, 1997. The decrease in fair market value of Xionics stock was the primary reason why the balances in other marketable securities, long-term obligations, which includes deferred taxes, and unrealized gain on available-for-sale securities decreased by $18.7, $5.8 and $10.0 million, respectively when comparing the September 30, 1997 balance sheet to the December 31, 1997 balance sheet.

PART  II.      OTHER  INFORMATION

Item 6. Exhibits and Report on Form 8-K.

               (a)  EXHIBITS.  See exhibit index beginning on page 13 hereof.

               (b)  REPORT ON FORM 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHOENIX TECHNOLOGIES LTD.


Date: February 11, 1998                          By: /s/ ROBERT J. RIOPEL
      -----------------                              --------------------
                                                     Robert J. Riopel
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
3.2            By-laws of the Registrant as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement
               on Form S-8, Registration No. 333-03065 (the "1996 ESPP S-8")).

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

3.12           Restated Certificate of Incorporation of the Registrant dated as of
               December 12, 1997 - filed as Exhibit 3.12 to the Company's Report on Form
               10-K for the fiscal year ended September 30, 1997 (the "1997 10-K") and incorporated herein by this reference.

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

10.26          Standard Industrial Lease - Full Net between The Equitable Life
               Assurance Society of the United States as Landlord and Phoenix Technologies
               Ltd. as Tenant dated as of May 15, 1996 for that certain property located at 411 E. Plumeria Drive, San Jose, California- filed as Exhibit 10.20 to the Company's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by this reference.

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

10.30          Loan Agreement dated as of February 28, 1997 by and between Silicon
               Valley Bank and Phoenix Technologies Ltd. filed as Exhibit 10.30 to the
               Company's Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herin by this reference.

27             Financial Data Schedule.
