Form 10-Q
period 1998-03-31
PHOENIX TECHNOLOGIES LTD
filed 1998-05-13
CIK 832767

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549
                                      FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

                            YES   X            NO
                                -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                       16,762,000
    -----------------------------             -------------------------------
                Class                         Number of shares Outstanding at
                                                      April 30, 1998

                             Exhibit Index is on  Page 16

                             PHOENIX  TECHNOLOGIES  LTD.

                                      FORM 10-Q

                                        INDEX

                                                                           PAGE
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 1998 and September 30, 1997  . . . . . . . . . . . . .  3

          Condensed Consolidated Statements of Income for the
          Three and Six Months Ended March 31, 1998 and 1997 . . . . . . .  4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 1998 and 1997 . . . . . . . . . . . .  5

          Notes to Condensed Consolidated Financial Statements . . . . . .  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . .  9


PART  II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . . 14

     Item 6.  Exhibits and Report on Form 8-K

          Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

          Report on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 14

PART I.  FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              PHOENIX TECHNOLOGIES LTD.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)

                                                                                                   Mar. 31,              Sep. 30,
                                                                                                    1998                   1997
                                                                                                -----------           -----------
                                         ASSETS                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                                                    $    35,072           $    22,169
   Short-term investments                                                                            25,354                25,368
   Accounts receivable, net of allowances of $498 at
     March 31, 1998 and $608 at September 30, 1997                                                   21,766                23,172
   Prepaid expenses and other current assets                                                          6,194                15,823
                                                                                                -----------           -----------
          Total current assets                                                                       88,386                86,532

Other marketable securities                                                                           9,813                26,524
Property and equipment, net                                                                          10,641                 9,607
Computer software costs, net                                                                          5,080                 4,880
Other assets                                                                                          2,414                 1,268
                                                                                                -----------           -----------
          Total assets                                                                          $   116,334           $   128,811
                                                                                                -----------           -----------
                                                                                                -----------           -----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                             $     3,089           $     2,707
   Payroll related liabilities                                                                        3,898                 3,434
   Other accrued liabilities                                                                          5,547                 5,377
   Income taxes payable                                                                               4,312                 6,047
                                                                                                -----------           -----------
          Total current liabilities                                                                  16,846                17,565

Long-term obligations                                                                                 2,514                 7,519

Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares authorized,
     none issued                                                                                        --                    --
  Common stock, $.001 par value, 40,000 shares authorized,
     16,755 and 16,895 shares issued and outstanding at
     March 31, 1998 and September 30, 1997, respectively                                                 17                    17
  Additional paid-in capital                                                                         71,181                71,131
  Retained earnings                                                                                  22,930                20,366
  Unrealized gain on available-for-sale securities                                                    3,768                12,570
  Accumulated translation adjustment                                                                   (922)                 (357)
                                                                                                -----------           -----------
     Total stockholders' equity                                                                      96,974               103,727
                                                                                                -----------           -----------
     Total liabilities and stockholders' equity                                                 $   116,334           $   128,811
                                                                                                -----------           -----------
                                                                                                -----------           -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share amounts)
                                    (unaudited)

                                                                 Three Months Ended                         Six Months Ended
                                                                      March 31,                                 March 31,
                                                            ----------------------------              ----------------------------
                                                                1998              1997                   1998               1997
                                                            ---------         ----------              ---------         ----------
Revenue:
     License fees                                           $  20,132         $   16,095              $  37,902         $   33,862
     Services                                                   5,260              2,905                 10,046              5,714
                                                            ---------         ----------              ---------         ----------
          Total revenue                                        25,392             19,000                 47,948             39,576
Cost of revenue:
     License fees                                               1,382              1,124                  3,141              2,083
     Services                                                   3,795              2,220                  7,126              4,350
                                                            ---------         ----------              ---------         ----------
          Total cost of revenue                                 5,177              3,344                 10,267              6,433
                                                            ---------         ----------              ---------         ----------
Gross margin                                                   20,215             15,656                 37,681             33,143
Operating expenses:
     Research and development                                   9,050              6,818                 16,443             13,093
     Sales and marketing                                        5,675              3,989                 10,501              8,527
     General and administrative                                 3,066              2,584                  6,159              5,845
                                                            ---------         ----------              ---------         ----------
          Total operating expenses                             17,791             13,391                 33,103             27,465
                                                            ---------         ----------              ---------         ----------
Income from operations                                          2,424              2,265                  4,578              5,678

Interest income, net                                              852                894                  1,733              1,584
Other income, net                                                   -                 19                  1,107                647
                                                            ---------         ----------              ---------         ----------
Income before income taxes                                      3,276              3,178                  7,418              7,909
Provision for income taxes                                      1,049              1,016                  2,374              2,530
                                                            ---------         ----------              ---------         ----------
Net income                                                  $   2,227         $    2,162              $   5,044         $    5,379
                                                            ---------         ----------              ---------         ----------
                                                            ---------         ----------              ---------         ----------

Earnings per share:
     Basic                                                  $    0.13         $     0.13              $    0.30         $     0.32
                                                            ---------         ----------              ---------         ----------
                                                            ---------         ----------              ---------         ----------
     Diluted                                                $    0.13         $     0.12              $    0.29         $     0.29
                                                            ---------         ----------              ---------         ----------
                                                            ---------         ----------              ---------         ----------
Weighted average number of shares:
     Basic                                                     16,807             16,933                 16,844             16,814
                                                            ---------         ----------              ---------         ----------
                                                            ---------         ----------              ---------         ----------
     Diluted                                                   17,395             18,281                 17,542             18,264
                                                            ---------         ----------              ---------         ----------
                                                            ---------         ----------              ---------         ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (unaudited)

                                                                                                          Six Months Ended
                                                                                                              March 31,
                                                                                                   -----------------------------
                                                                                                      1998                1997
                                                                                                   ---------           ---------
Cash flows from operating activities:
     Net income                                                                                    $   5,044           $  5,379
     Reconciliation to net cash provided by operating activities:
          Depreciation and amortization                                                                3,897              2,817
          Realized gain on sale of other marketable securities                                        (1,146)              (799)
          Change in operating assets and liabilities:
               Accounts receivable                                                                       822             (1,654)
               Prepaid expenses and other assets                                                      (1,631)               (41)
               Accounts payable                                                                          387                424
               Payroll and related liabilities                                                           551                 19
               Other accrued liabilities                                                               1,634             (1,061)
               Income taxes payable                                                                   (1,656)              (901)
               Discontinued operations                                                                   (81)            (1,099)
                                                                                                   ---------           ---------
                    Total adjustments                                                                  2,777             (2,295)
                                                                                                   ---------           ---------
          Net cash provided by operating activities                                                    7,821              3,084

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                                 31,377             32,808
     Purchases of short-term and long-term investments                                               (29,322)           (29,974)
     Proceeds from sale of other marketable securities                                                 1,193                837
     Purchases of property and equipment                                                              (2,655)            (4,353)
     Additions to computer software costs                                                             (2,424)            (2,532)
     Proceeds from the sale of minority interest in Softbank
          Content Group                                                                                9,810                  -
     Other investing activities                                                                            -               (376)
                                                                                                   ---------           ---------
          Net cash provided by (used in) investing activities                                          7,979             (3,590)

Cash flows from financing activities:
     Proceeds from stock purchases under stock option and
          stock purchase plans                                                                         1,090              2,230
     Repurchases of common stock                                                                      (3,553)                 -
                                                                                                   ---------           ---------
          Net cash provided by (used in) financing activities                                         (2,463)             2,230
                                                                                                   ---------           ---------
Effect of exchange rate changes on cash and cash equivalents                                            (434)               (86)
                                                                                                   ---------           ---------
Net increase in cash and cash equivalents                                                             12,903              1,638
Cash and cash equivalents at beginning of period                                                      22,169             25,752
                                                                                                   ---------           ---------
Cash and cash equivalents at end of period                                                         $  35,072          $  27,390
                                                                                                   ---------           ---------
                                                                                                   ---------           ---------
Supplemental disclosure of cash flow information:
------------------------------------------------
Income taxes paid during the period, net of refunds                                                $     916          $   3,626


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             PHOENIX  TECHNOLOGIES  LTD.

               NOTES  TO  CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

     Phoenix Technologies Ltd. (the "Company") designs, develops, markets and supports standards-based system software and synthesizable cores for personal computers and other microprocessor-based products.

     The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly-owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position at March 31, 1998 and September 30, 1997, and the results of its operations and its cash flows for the three and six-month periods ended March 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998 or for any other future period.

     Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.


NOTE 2.   CASH EQUIVALENTS

     All highly liquid securities purchased with an original maturity of less than three months are considered cash equivalents.


NOTE 3.   SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

     Short-term investments consist of U.S. government and agency obligations, bankers' acceptances, corporate debt securities and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At March 31, 1998 and September 30, 1997, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

     Other marketable securities consist of common shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) and U.S. government agency obligations owned by the Company. The shares of Xionics stock are recorded at fair value based on quoted market prices and are classified as available-for-sale. The unrealized gain on the Xionics investment, less related deferred income taxes, has been recorded as a separate component of stockholders' equity. The carrying value of the Xionics shares and the related deferred income taxes and unrealized gain are adjusted to the current market value in each period. At March 31, 1998, the Company held 1.1 million shares of Xionics stock, with a market value of $5.63 per share.

     The U.S. government agency obligations have maturities greater than one year, and the Company has the intent and ability to hold them until maturity.
These securities are recorded at amortized cost.   At March 31, 1998 and
September 30, 1997, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.


NOTE 4.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which required the Company to change the method it used to compute earnings per share. Under SFAS 128, primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new SFAS 128
requirements.   The following table presents the calculation of basic and
diluted earnings per share required under SFAS 128 (in thousands, except per share amounts):

                                                                        Three Months Ended                   Six Months Ended
                                                                             March 31,                           March 31,
                                                                     ------------------------           --------------------------
                                                                       1998            1997               1998              1997
                                                                     --------        --------           --------          --------
     Numerator:

       Net income                                                    $  2,227        $  2,162           $  5,044          $  5,379
                                                                     --------        --------           --------          --------
                                                                     --------        --------           --------          --------
     Denominator:
       Weighted average common shares
        outstanding -- denominator for basic
        earnings per share                                             16,807          16,933             16,844            16,814

       Effect of dilutive securities:
         Stock options                                                    588           1,188                628             1,262
         Warrants                                                           -             160                 70               188
                                                                     --------        --------           --------          --------
           Total dilutive securities                                      588           1,348                698             1,450

       Weighted average common and equivalent
        shares outstanding -- denominator                            --------        --------           --------          --------
        for diluted earnings per share
                                                                       17,395          18,281             17,542            18,264
                                                                     --------        --------           --------          --------
     Earnings per share:

       Basic                                                         $   0.13        $   0.13           $   0.30          $   0.32
                                                                     --------        --------           --------          --------
                                                                     --------        --------           --------          --------
       Diluted                                                       $   0.13        $   0.12           $   0.29          $   0.29
                                                                     --------        --------           --------          --------
                                                                     --------        --------           --------          --------

NOTE 5.   STOCK REPURCHASE PROGRAM

     Pursuant to a share repurchase program whereby the Board of Directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock, the Company repurchased and retired approximately 258,000 shares at a cost of approximately $3.6 million during the six-months ended March 31, 1998. Since the inception of the program, the Company has repurchased and retired approximately 645,000 shares at a cost of approximately $8.6 million. In April of 1998, the program was terminated.

NOTE 6.   DISCONTINUED OPERATIONS AND DIVESTITURES

     In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). At that time, Softbank and the Company established a new entity, Phoenix Publishing Systems, Inc., later renamed Softbank Content Group ("SCG"), and each contributed their respective interests in the Publishing Division to SCG in exchange for 80% and 20%, respectively, of the equity of SCG. On September 30, 1997, Phoenix exercised its right to require Softbank to repurchase the SCG shares owned by the Company for $7,500,000. At September 30, 1997, a receivable from Softbank in the amount of $7,500,000 was included in other current assets, and in October 1997, payment was received.

     Other assets at September 30, 1996, included equity and other investments in Softbank, Inc., a joint venture company, in the amount of $2,388,000. The investment was subsequently exchanged for a non-interest bearing $2,310,000 note receivable from Softbank Holdings, Inc., which was included in other current assets at September 30, 1997. The note was subsequently collected in October 1997.

NOTE 7.   SUBSEQUENT EVENT

     On April 15, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Award Software International, Inc. ("Award"), a publicly-held company that develops and markets system-enabling software. Under the terms of the Agreement, the Company will issue approximately 8.7 million shares of its common stock in exchange for all of the outstanding common stock of Award. Each Award shareholder will receive 1.225 shares of the Company's stock for each share of Award stock. The Company will also assume outstanding Award stock options, warrants and rights to acquire up-to approximately 2.9 million shares of Phoenix common stock (on an equivalent share basis).

     The completion of the merger is subject to customary conditions to closing, including shareholder approval of both companies and regulatory approval, including expiration or termination of all waiting periods under the Hart-Scott-Redino Antitrust Improvement Act of 1976, as amended. The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 (a) of the Internal Revenue Code of 1986 and as a pooling of interests for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND IN PART II, ITEM 7 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY OVERVIEW

     The Company designs, develops, markets and supports standards-based system and chip level software for personal computers and other microprocessor-based products. The Company has the following product lines:


     PC SYSTEMS: The Company develops and markets system software and related services to PC OEMs and system integrators. PC systems products include BIOS (Binary Input Output Systems) and related products.

     INFORMATION APPLIANCES: The information appliances product line (which operates as PICO) provides system software and services for industrial, hand-held and consumer information appliances based on the Intel x86 and UNIX architectures.

     INTERCONNECT: The interconnect product line (which operates as Virtual Chips) provides synthesizable cores and simulation test environments that help design teams quickly incorporate industry standard interfaces into their chip designs.

REVENUE

     Revenue by product line for the three and six-month periods ended March 31, 1998 and 1997, was as follows (DOLLARS IN THOUSANDS):

                                                               % of Consolidated
                                   Amount                            Revenue
                              -----------------               ------------------
Three months ended March 31:    1998      1997     % CHANGE     1998       1997
                              -------   -------     -------   -------    -------
    PC systems                $19,384   $14,568       33.1%     76.3%      76.7%
    Information appliances      3,473     2,494       39.3%     13.7%      13.1%
    Interconnect                2,535     1,605       57.9%     10.0%       8.4%
    Other                           -       333           -         -       1.8%
                              -------   -------               -------    -------
      Total revenue           $25,392   $19,000       33.6%    100.0%     100.0%
                              -------   -------               -------    -------
                              -------   -------               -------    -------

Six months ended March 31:

    PC systems                $36,132   $31,189       15.8%     75.4%      78.8%
    Information appliances      7,587     5,370       41.3%     15.8%      13.6%
    Interconnect                4,229     2,542       66.4%      8.8%       6.4%
    Other                           -       475           -         -       1.2%
                              -------   -------               -------    -------
      Total revenue           $47,948   $39,576       21.2%    100.0%     100.0%
                              -------   -------               -------    -------
                              -------   -------               -------    -------

     The increases in PC systems revenue in the second quarter and the first six months of fiscal 1998 were primarily due to increased demand for notebook products. The growth for the quarter was significantly greater than for the six months, reflecting a below trend second quarter in fiscal 1997.

     Information appliances revenue increased approximately 40% for the second quarter and fiscal year-to-date through March. The Company increased the number of sales personnel during the past two quarters to support this growth market, as well as the interconnect software products market. Interconnect revenue also increased for the three and six-month periods reflecting growing acceptance of outsourcing circuit intellectual property and synthesizable cores ("chip level software"). The decline in other revenue was due to discontinuance in fiscal 1997 of the Company's application products.

     Service revenue increased across all product lines in fiscal 1998 due to increased design work for new customer business.

     Revenue by geographic region was as follows (DOLLARS IN THOUSANDS):

                                                             % of Consolidated
                                   Amount                          Revenue
                              -----------------               ------------------
Three months ended March 31:    1998      1997     % CHANGE     1998       1997
                              -------   -------     -------   -------    -------
       North America         $  9,816  $  7,858       24.9%     38.7%      41.4%
       Japan                    8,060     5,639       42.9%     31.7%      29.7%
       Asia (excluding
       Japan)                   4,666     3,177       46.9%     18.4%      16.7%
       Europe                   2,850     2,326       22.5%     11.2%      12.2%
                              -------   -------               -------    -------
         Total revenue       $ 25,392  $ 19,000       33.6%    100.0%     100.0%
                              -------   -------               -------    -------
                              -------   -------               -------    -------
Six months ended March 31:

       North America         $ 17,634  $ 14,572       21.0%     36.8%      36.8%
       Japan                   15,916    12,772       24.6%     33.2%      32.3%
       Asia (excluding
       Japan)                   9,035     7,733       16.8%     18.8%      19.5%
       Europe                   5,363     4,499       19.2%     11.2%      11.4%
                              -------   -------               -------    -------
         Total revenue       $ 47,948  $ 39,576       21.2%    100.0%     100.0%
                              -------   -------               -------    -------
                              -------   -------               -------    -------

     Revenue increased in all geographic regions in the three and six-months ended March 31, 1997 from the comparable periods in fiscal 1997 due to market growth and new business. In addition, the increases in Japan and Asia in the second quarter were due to a below trend quarter in fiscal 1997.

     For the three and six-month periods ended March 31, 1998, one customer accounted for approximately 10% of revenue. For the three-month period ended March 31, 1997, one customer accounted for approximately 13% of revenue and another customer accounted for approximately 12% of revenue.

GROSS MARGIN

     Gross margin as a percentage of revenue for the three and six-month periods ended March 31, 1998 were 79.6% and 78.6%, respectively, compared to 82.4% and 83.7% for the comparable periods in fiscal 1997. The decreases in gross margin percentages for both the three and six-month periods were due to a growth in service revenue as a percentage of total revenue. Service revenue has lower gross margin than license fees. For the three-month periods ended March 31, 1998 and 1997, amortization of capitalized software costs were $0.8 million and $1.1 million, respectively, partially offsetting the decrease in gross margin. For the six-month periods ended March 31, 1998 and 1997, amortization of capitalized software costs were $2.1 million and $1.7 million, respectively, which contributed to the decrease in gross margin.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three and six-month periods ended March 31, 1998 increased $2.2 million (32.7%) and $3.4 million (25.6%), respectively, from the comparable periods in fiscal 1997. The increases were primarily due to additions in the Company's engineering staff. These personnel additions related in part to the up-front development costs associated with the information appliance and interconnect product lines in their early growth stage. In addition, the Company increased its personnel dedicated to development of PC products in early fiscal 1998, largely as a strategic investment to enhance the features and functionality of its PC systems software.

     The Company capitalized $0.8 million and $2.1 million of internally developed software costs for the three and six-month periods ended March 31, 1998, respectively, as compared to $1.1 million and $2.0 million for the same periods in fiscal 1997. The second quarter decrease was due to a smaller percentage of costs being incurred that were within the capitalization criteria in the Company's policy. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three and six-month periods ended March 31, 1998 increased $1.7 million (42.3%) and $2.0 million (23.1%), respectively, from the comparable periods in fiscal 1997. The Company added sales personnel during the period, particularly in the information appliance and interconnect areas. Commission expense increased approximately $0.3 million due to increased revenue. Also contributing to the increase were expanded participation in sales seminars and increases in product marketing costs (approximately $0.2 million).

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three and six-month periods ended March 31, 1998 increased $0.5 million (18.7%) and $0.3 million (5.4%), respectively, from the comparable periods in fiscal 1997. The increases were primarily due to personnel increases to support the growth of the Company and to increased space and occupancy costs in San Jose, Taiwan and Japan.

INTEREST INCOME, NET

     Interest income, net, for the three and six-month periods ended March 31, 1998 decreased $42,000 (4.7%) and increased $149,000 (9.4%), respectively, from the comparable periods in fiscal 1997. The decrease for the three-month period ended March 31, 1998 was primarily due to lower interest rates received on cash investments. The increase for the six-month period ended March 31, 1998 was primarily due to an increase in cash available for investment during the period.

OTHER INCOME, NET

     Other income, net, for the six-month period ended March 31, 1998 was $1.1 million, compared to $0.6 million for the comparable period in fiscal 1997. The increase was primarily due to the sale of shares of Xionics stock at a higher average sales price in the first quarter of fiscal 1998, when compared to the first quarter of fiscal 1997. No Xionics shares were sold in the three-month periods ended March 31, 1998 and 1997.

PROVISION FOR INCOME TAXES

     The Company recorded income tax provisions of $1.0 million and $2.4 million for the three and six-month periods ended March 31, 1998, respectively, as compared to $1.0 million and $2.5 million for the comparable periods in fiscal 1997. The fiscal 1998 and 1997 provisions for income taxes reflect an estimated annualized effective tax rate of 32%. The Company's effective tax rate is lower than the Federal statutory rate, due to various tax credits.

THE YEAR 2000

     The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's programs that have time-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

     The Company is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an enterprise-wide implementation plan to resolve the issue. The Company believes, with modifications to existing operational software, the Year 2000 Issue will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to incur internal staff costs as well as consulting and other expenses related to the enhancements necessary to prepare the systems for the year 2000. The Company has no reasonable estimate of the amount associated with the transitions of the Company's remaining systems. If modifications and conversions are not completed timely, the Year 2000 Issue may have a material impact on the Company's operations. Furthermore, there can be no assurance that the systems of other companies in which the Company deals with and which the Company's systems rely on will also be timely converted or that any such failure to convert by another company would not have a material impact on the Company's operations.

     Because the Company licenses and provides services relating to PC software and firmware, the Company may become involved in investigations or allegations regarding the Year 2000 Issue. The Company believes its current products do not require modification for the Year 2000 Issue, and does not anticipate any material exposures related to the Year 2000 Issue for its products and services. The Company cannot anticipate the degree to which it may be the subject of claims or complaints regarding the Year 2000 Issue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity include cash, cash equivalents, short-term investments and a $10.0 million revolving credit facility with a commercial bank. There were no borrowings outstanding under the credit facility at March 31, 1998. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

     The Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock under a share repurchase program adopted in fiscal 1997. Through March 31, 1998, the Company repurchased and retired approximately 645,000 shares at a cost of approximately $8.6 million. In April of 1998, the program was terminated.

CHANGES IN FINANCIAL CONDITION

     Net cash generated from operating activities in the six months ended March 31, 1998 was $7.8 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash provided by investing activities in the six-month period was $8.0 million, which consisted primarily of net maturities of short-term and long-term investments of $2.1 million, proceeds from the sale of the Company's minority interest in Softbank Content Group for $9.8 million, and proceeds from the sale of marketable securities of $1.2 million. These increases were partially offset by purchases of property and equipment of $2.7 million; and additions to computer software costs, including purchased software costs of $2.4 million. Cash used for financing activities during the first six months of fiscal 1998 was $2.5 million, resulting from $3.6 million used for the repurchase of common stock, partially offset by $1.1 million received from the exercise of common stock options and issuance of common stock under the Company's employee stock purchase plan.

     The Company held 1.1 million shares of Xionics stock at March 31, 1998. The market price per share of Xionics stock decreased from $17.38 per share on September 30, 1997 to $5.63 per share on March 31, 1998. The decrease in fair market value of Xionics stock was the primary reason for the year-to-date decreases in other marketable securities, long-term obligations (which includes deferred taxes), and unrealized gain on available-for-sale securities of $16.7 million, $5.0 million and $8.8 million, respectively.

PART  II. OTHER  INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of its Stockholders on February 18, 1998, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected Ronald D. Fisher as a Class 2 Director, to serve until the 2001 Annual Meeting of Stockholders. The other persons continuing as directors are Charles Federman, Lawrence G. Finch, Jack Kay and Anthony P. Morris. The vote on the matter was as follows:

          FOR                                     14,453,507
          AGAINST                                         --
          WITHHELD                                    38,618
          BROKERS NON-VOTES                               --

APPROVAL OF THE 1998 STOCK PLAN: The stockholders adopted the 1998 Stock Plan under which 800,000 shares of the Company's Common Stock were reserved for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:

          FOR                                      7,704,158
          AGAINST                                  1,663,224
          ABSTAIN                                    139,995
          BROKERS NON-VOTES                        4,984,748

APPROVAL OF THE AMENDED AND RESTATED 1991 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the Amended 1991 Employee Stock Purchase Plan, which included an increase to the number of shares reserved for issuance thereunder by 150,000 shares. The vote on the matter was as follows:

          FOR                                      8,233,300
          AGAINST                                  1,137,206
          ABSTAIN                                    136,871
          BROKERS NON-VOTES                        4,984,748

APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending September 30, 1998. The vote on the matter was as follows:

          FOR                                     14,424,247
          AGAINST                                     30,200
          ABSTAIN                                     37,678
          BROKERS NON-VOTES                               --

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K.

               (a)  EXHIBITS.  See Exhibit Index beginning on page 16 hereof.

               (b)  REPORT ON FORM 8-K.

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHOENIX TECHNOLOGIES LTD.


Date:  May 12, 1998                          By:  /s/ ROBERT J. RIOPEL
       ------------                               ----------------------------
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

10.4 Employment Agreement dated June 9, 1994 between the Registrant and Jack Kay - filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q - filed on August 15, 1994 and incorporated herein by this reference.

10.9 Letter Amendment dated as of December 30, 1993 to Line of Credit Agreement dated November 25, 1991 between the Registrant and Silicon Valley Bank - filed as Exhibit 10.17 to the Company's Form 10-Q- filed on February 14, 1994 and incorporated herein by this reference.

10.10 Purchase Agreement dated March 15, 1994 between the Company and Softbank Corporation - filed as Exhibit 10.18 to the Company's Form 10-Q - filed May 16, 1994 and incorporated herein by this reference.

10.13 Amendment No. 1 to the Purchase Agreement by and between Phoenix Technologies Ltd. and Softbank Corporation dated as of March 15, 1994 - filed as Exhibit 2.02 to the Company's Current Report on Form 8-K dated September 30, 1994 and incorporated herein by this reference.

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

10.16 Amended and Restated Employee Stock Purchase Plan, as amended February 28, 1996 - filed as Exhibit 4.10 to the 1996 ESPP S-8 and incorporated herein by this reference.

10.21 Amended and Restated Lease Agreement dated March 15, 1995 between The Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA - filed as Exhibit 10.23 to the 1995 10-K and incorporated herein by this reference.

10.22 Agreement dated December 18, 1995 between Intel Corporation and the Company - filed as Exhibit 10.24 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 as amended by a Form

       10-Q/A-1 (the "December 1995 10-Q") and incorporated herein by this reference. Portions have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

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

10.28 Industrial Lease (Single Tenant; Net) dated as of October 1, 1996 by and between The Irvine Company and Phoenix Technologies Ltd. for that certain property located at 135 Technology Drive, Irvine, California - filed as Exhibit 10.28 to the 1996 form 10-K and incorporated herein by this reference.

10.29 1996 Equity Incentive Plan, as amended through December 12, 1996 incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-20447).

10.30 Loan Agreement dated as of February 28, 1997 by and between Silicon Valley Bank and Phoenix Technologies Ltd. - filed as Exhibit 10.30 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by this reference.

10.31 Loan Agreement dated as of March 27, 1998 by and between Silicon Valley Bank and Phoenix Technologies Ltd.

27     Financial Data Schedule.