Form 10-Q
period 1998-06-30
PHOENIX TECHNOLOGIES LTD
filed 1998-08-13
CIK 832767

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                        Commission file number 0-17111

                          PHOENIX TECHNOLOGIES LTD.
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

       Delaware                                    04-2685985
---------------------------------  ----------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

              411 East Plumeria Drive, San Jose, California 95134
         ------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (408) 570-1000
                             --------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES      X             NO
                  -----------             ------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001                           16,879,000
--------------------------------        --------------------------------------
        Class                                Number of shares Outstanding at
                                                      July 31, 1998


                          Exhibit Index is on Page 18

                          PHOENIX TECHNOLOGIES LTD.

                                   FORM 10-Q

                                     INDEX

                                                                     Page
                                                                   -------
PART  I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of
      June 30, 1998 and September 30, 1997........................     3

      Condensed Consolidated Statements of Income for the
      Three and Nine Months Ended June 30, 1998 and 1997..........     4

      Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended June 30, 1998 and 1997....................     5

      Notes to Condensed Consolidated Financial Statements........     6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    10


PART  II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders....    16

  Item 5.  Other Information......................................    16

  Item 6.  Exhibits and Report on Form 8-K

      Exhibits....................................................    16

      Reports on Form 8-K.........................................    16


PART  I.  FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                               Jun. 30,       Sep. 30,
                                                                 1998           1997
                                                             ------------     ---------
                                                              (unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                   $  20,107      $  22,169
   Short-term investments                                         39,535         25,368
   Accounts receivable, net of allowances of $498 at
     June 30, 1998 and $608 at September 30, 1997                 22,790         23,172
   Prepaid expenses and other current assets                       6,539         15,823
                                                               ---------      ---------
          Total current assets                                    88,971         86,532

Other marketable securities                                        8,879         26,524
Property and equipment, net                                       11,207          9,607
Computer software costs, net                                       5,303          4,880
Other assets                                                       2,616          1,268
                                                               ---------      ---------
          Total assets                                         $ 116,976      $ 128,811
                                                               ---------      ---------
                                                               ---------      ---------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   3,156      $   2,707
   Payroll and related liabilities                                 4,207          3,434
   Other accrued liabilities                                       4,603          5,377
   Income taxes payable                                            3,463          6,047
                                                               ---------      ---------
          Total current liabilities                               15,429         17,565

Long-term obligations                                              2,145          7,519

Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares authorized,
     none issued                                                      --             --
  Common stock, $.001 par value, 40,000 shares authorized,
     16,862 and 16,895 shares issued and outstanding at
     June 30, 1998 and September 30, 1997, respectively               17             17
  Additional paid-in capital                                      72,085         71,131
  Retained earnings                                               25,289         20,366
  Unrealized gain on available-for-sale securities                 3,193         12,570
  Accumulated translation adjustment                              (1,182)          (357)
                                                               ---------      ---------
          Total stockholders' equity                              99,402        103,727
                                                               ---------      ---------
          Total liabilities and stockholders' equity           $ 116,976      $ 128,811
                                                               ---------      ---------
                                                               ---------      ---------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                     June 30,                     June 30,
                                             -------------------------    -------------------------
                                                1998           1997           1998           1997
                                             -----------   -----------    ------------    ---------
Revenue:
   License fees                              $  21,381      $  16,987      $  59,283      $  50,849
   Services                                      4,326          3,521         14,372          9,235
                                             ---------      ---------      ---------      ---------
      Total revenue                             25,707         20,508         73,655         60,084
Cost of revenue:
   License fees                                  1,427          1,415          4,568          3,498
   Services                                      3,527          2,905         10,653          7,255
                                             ---------      ---------      ---------      ---------
      Total cost of revenue                      4,954          4,320         15,221         10,753
                                             ---------      ---------      ---------      ---------
Gross margin                                    20,753         16,188         58,434         49,331
Operating expenses:
   Research and development                      9,282          6,605         25,725         19,698
   Sales and marketing                           5,312          4,500         15,813         13,027
   General and administrative                    3,029          2,752          9,188          8,597
   Cost of restructuring                           750              -            750              -
                                             ---------      ---------      ---------      ---------
      Total operating expenses                  18,373         13,857         51,476         41,322
                                             ---------      ---------      ---------      ---------
Income from operations                           2,380          2,331          6,958          8,009

Interest income, net                               839            683          2,572          2,267
Other income, net                                  250          1,073          1,357          1,720
                                             ---------      ---------      ---------      ---------
Income before income taxes                       3,469          4,087         10,887         11,996
Provision for income taxes                       1,110          1,295          3,484          3,825
                                             ---------      ---------      ---------       --------
Net income                                   $   2,359      $   2,792      $   7,403       $  8,171
                                             ---------      ---------      ---------       --------
                                             ---------      ---------      ---------       --------
Earnings per share:
    Basic                                    $    0.14        $  0.16        $  0.44        $  0.48
                                             ---------      ---------      ---------       --------
                                             ---------      ---------      ---------       --------
    Diluted                                  $    0.14        $  0.16        $  0.43        $  0.45
                                             ---------      ---------      ---------       --------
                                             ---------      ---------      ---------       --------
Weighted average number of shares:
    Basic                                       16,793         17,001         16,821         16,876
                                             ---------      ---------      ---------       --------
                                             ---------      ---------      ---------       --------
    Diluted                                     17,429         17,630         17,353         18,053
                                             ---------      ---------      ---------       --------
                                             ---------      ---------      ---------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                            Nine Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                             1998        1997
                                                                         ----------  -----------
Cash flows from operating activities:
   Net income                                                             $  7,403    $  8,171
   Reconciliation to net cash provided by operating activities:
      Depreciation and amortization                                          5,170       4,734
      Realized gain on sale of other marketable securities                  (1,385)     (1,859)
      Change in operating assets and liabilities:
         Accounts receivable                                                  (371)     (4,282)
         Prepaid expenses and other assets                                  (2,182)       (863)
         Accounts payable                                                      460        (312)
         Payroll and related liabilities                                       881          67
         Other accrued liabilities                                             988        (851)
         Income taxes payable                                               (2,445)       (665)
         Discontinued operations                                              (135)     (1,159)
                                                                          --------      ------
            Total adjustments                                                  981      (5,190)
                                                                          --------      ------
      Net cash provided by operating activities                              8,384       2,981

Cash flows from investing activities:
   Maturity of short-term and long-term investments                         40,770       44,723
   Purchases of short-term and long-term investments                       (52,918)     (44,507)
   Proceeds from sale of other marketable securities                         1,436        1,897
   Purchases of property and equipment                                      (3,445)      (5,313)
   Additions to computer software costs                                     (3,728)      (4,046)
   Proceeds from the sale of minority interest in Softbank
       Content Group                                                         9,810            -
   Other investing activities                                                    -         (366)
                                                                          --------      -------
      Net cash used in investing activities                                 (8,075)      (7,612)

Cash flows from financing activities:
   Proceeds from stock purchases under stock option and
      stock purchase plans                                                   1,976        3,039
   Repurchases of common stock                                              (3,553)      (3,181)
                                                                          --------      -------
      Net cash used in financing activities                                 (1,577)        (142)
                                                                          --------      -------
Effect of exchange rate changes on cash and cash equivalents                  (794)        (297)
Net decrease in cash and cash equivalents                                   (2,062)      (5,070)
Cash and cash equivalents at beginning of period                            22,169       25,752
                                                                          --------      -------
Cash and cash equivalents at end of period                                $ 20,107      $20,682
                                                                          --------      -------
                                                                          --------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net of refunds                       $  1,883      $ 3,626


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS.

                           PHOENIX TECHNOLOGIES LTD.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     Phoenix Technologies Ltd. (the "Company") designs, develops, markets and supports standards-based system and chip level software for personal computers and information appliances.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and nine-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998 or for any other future period.

     Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

NOTE 2.  CASH EQUIVALENTS

     All highly liquid securities purchased with an original maturity of less than three months are considered cash equivalents.

NOTE 3.  SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

     Short-term investments consist of U.S. government and agency obligations, bankers' acceptances, corporate debt securities and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At June 30, 1998 and September 30, 1997, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

     Other marketable securities consist of common shares of Xionics Document Technologies, Inc. ("Xionics") (NASDAQ: XION) and U.S. government agency obligations owned by the Company. The shares of Xionics stock are recorded at fair value based on quoted market prices and are classified as available-for-sale. The unrealized gain on the Xionics investment, less related deferred income taxes,

                           PHOENIX TECHNOLOGIES LTD.

has been recorded as a separate component of stockholders' equity. The carrying value of the Xionics shares and the related deferred income taxes and unrealized gain are adjusted to the current market value in each period. At June 30, 1998, the Company held approximately 1.1 million shares of Xionics stock with a market value of $4.94 per share.

     The U.S. government agency obligations have maturities greater than one year, and the Company has the intent and ability to hold them until maturity.
 These securities are recorded at amortized cost.   At June 30, 1998 and
September 30, 1997, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.

NOTE 4.  COST OF RESTRUCTURING

     In June 1998, the Company implemented a restructuring plan in to reduce costs. The Company's restructuring actions consisted primarily of the elimination of approximately 20 positions in engineering, sales, marketing, and administration. The elimination of positions was the result of consolidating certain functions and eliminating certain management positions. The restructuring resulted in a charge to operations of approximately $750,000 for employee severance and severance related items, of which $433,000 had been paid through June 30, 1998.

NOTE 5.  EARNINGS PER SHARE

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

                           PHOENIX TECHNOLOGIES LTD.


                                                          Three Months Ended             Nine Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------   ---------------------------
                                                           1998           1997           1998           1997
                                                      ------------   -----------   -------------   -----------
Numerator:
   Net income                                           $  2,359       $  2,792       $  7,403       $  8,171
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Denominator:
   Weighted average common shares
    outstanding - denominator for basic
    earnings per share                                    16,793         17,001         16,821         16,876

   Effect of dilutive securities:
     Stock options                                           636            619            532          1,048
     Warrants                                                  -             10              -            129
                                                        --------       --------       --------       --------
      Total dilutive securities                              636            629            532          1,177

   Weighted average common and equivalent
    shares outstanding - denominator
    for diluted earnings per share                        17,429         17,630         17,353         18,053
                                                        --------       --------       --------       --------
Earnings per share:
   Basic                                                 $  0.14        $  0.16        $  0.44        $  0.48
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
   Diluted                                               $  0.14        $  0.16        $  0.43        $  0.45
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

NOTE 6.  STOCK REPURCHASE PROGRAM

      In fiscal 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock under a share repurchase program. The Company repurchased and retired approximately 645,000 shares at a cost of approximately $8.6 million until the program was terminated in April 1998.

NOTE 7.  DISCONTINUED OPERATIONS AND DIVESTITURES

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

                           PHOENIX TECHNOLOGIES LTD.

     The Company also made various equity and other investments in Softbank, Inc., a joint venture company, which were subsequently exchanged for a non-interest bearing $2,310,000 note receivable from Softbank Holdings, Inc. This note was included in other current assets at September 30, 1997, and was subsequently collected in October 1997.

NOTE 8.  PENDING MERGER

     On April 15, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Award Software International, Inc. ("Award"), a publicly-held company that develops and markets system-enabling software. Under the terms of the Reorganization Agreement, the Company will issue approximately 8.7 million shares of its common stock in exchange for all of the outstanding common stock of Award. Each Award shareholder will receive 1.225 shares of the Company's stock for each share of Award stock. The Company will also assume outstanding Award stock options, warrants and rights to acquire up to approximately 2.9 million shares of Phoenix common stock (on an equivalent share basis).

     The completion of the merger is subject to customary conditions to closing, including regulatory approval. The Department of Justice ("DOJ") is reviewing the companies' application for approval of the merger as required under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended.
The DOJ has requested additional information and materials, which the companies submitted on June 23, 1998. The merger was approved by both companies' shareholders on June 29, 1998. The transaction is intended to be treated as a tax-free reorganization pursuant to the provisions of Section 368 (a) of the Internal Revenue Code of 1986 and as a pooling of interests for accounting purposes.

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

COMPANY OVERVIEW

     The Company designs, develops, markets and supports standards-based system and chip level software for personal computers and information appliances. The Company has the following product lines:

  PC SYSTEMS: The Company develops and markets system software and related services to PC OEMs and system integrators. PC systems products include BIOS (Binary Input Output Systems) and related products.

  INFORMATION APPLIANCES: The information appliances product line provides system software and services for industrial, hand-held and consumer information appliances based on the Intel x86 and UNIX architectures.

  INTERCONNECT: The interconnect product line (which operates as Virtual Chips) provides synthesizable cores and simulation test environments that help design teams quickly incorporate industry standard interfaces into their chip designs.

REVENUE

  LICENSE FEES

     Revenue by product line for the three and nine-month periods ended June 30, 1998 and 1997, was as follows (DOLLARS IN THOUSANDS):


                                                                                                         % of Consolidated
                                                                   Amount                                       Revenue
                                                         ----------------------                        ---------------------
                                                           1998           1997           % CHANGE          1998        1997
                                                         --------    ----------        -------------   ----------    --------
Three months ended June 30:
  PC systems                                             $19,977        $15,813             26.3%          77.7%       77.1%
  Information appliances                                   3,862          3,202             20.6%          15.0%       15.6%
  Interconnect                                             1,868          1,493             25.1%           7.3%        7.3%
                                                         -------        -------                           ------      ------
     Total revenue                                       $25,707        $20,508             25.4%         100.0%      100.0%
                                                         -------        -------                           ------      ------
                                                         -------        -------                           ------      ------
Nine months ended June 30:
  PC systems                                             $56,109        $47,021             19.3%          76.2%       78.3%
  Information appliances                                  11,449          8,537             34.1%          15.5%       14.2%
  Interconnect                                             6,097          4,051             50.5%           8.3%        6.7%
  Other                                                        -            475                -              -         0.8%
                                                         -------        -------                           ------      ------
     Total revenue                                       $73,655        $60,084             22.6%         100.0%      100.0%
                                                         -------        -------                           ------      ------

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The increases in PC systems revenue in the third quarter and the first nine months of fiscal 1998 were primarily due to increased customer shipments of the Company's notebook reflecting overall growth in the notebook PC market.

     The increases in information appliances revenue in the third quarter and the first nine months of fiscal 1998 were primarily due to growth of the information appliance market. The increases in interconnect revenue in the third quarter and the first nine months of fiscal 1998 reflects growing acceptance of outsourcing circuit intellectual property in the form of synthesizable cores ("chip level software"). The growth for the quarter for both product lines was lower than for the nine months. A number of contract proposals and negotiations were delayed at the end of the quarter, reflecting customer caution on new product development.

     The decline in other revenue for the first nine months of fiscal 1998 was due to the discontinuance in fiscal 1997 of the Company's application products.

     Revenue by geographic region was as follows (DOLLARS IN THOUSANDS):

                                                                                                            % of Consolidated
                                                               Amount                                             Revenue
                                                       -------------------------                       ------------------------
                                                          1998           1997             % CHANGE         1998           1997
                                                       -----------   -----------      --------------   -----------    ---------
Three months ended June 30:
  North America                                        $  11,944       $  8,017             49.0%          46.5%          39.1%
  Japan                                                    8,371          6,520             28.4%          32.6%          31.8%
  Asia (excluding Japan)                                   3,059          3,753            (18.5)%         11.9%          18.3%
  Europe                                                   2,333          2,218              5.2%           9.0%          10.8%
                                                       ---------       --------                           ------         ------
     Total revenue                                     $  25,707       $ 20,508             25.4%         100.0%         100.0%
                                                       ---------       --------                           ------         ------
                                                       ---------       --------                           ------         ------
Nine months ended June 30:
  North America                                        $  29,578       $ 22,589             30.9%          40.2%          37.6%
  Japan                                                   24,287         19,292             25.9%          33.0%          32.1%
  Asia (excluding Japan)                                  12,094         11,486              5.3%          16.4%          19.1%
  Europe                                                   7,696          6,717             14.6%          10.4%          11.2%
                                                       ---------       --------                           ------         ------
     Total revenue                                     $  73,655       $ 60,084             22.6%         100.0%         100.0%
                                                       ---------       --------                           ------         ------
                                                       ---------       --------                           ------         ------

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     North America revenue increased in the third quarter and first nine months of fiscal 1998 across all major product lines. The Company's North American growth rate in PC revenue is expected to be lower in future periods as a result of PC unit growth, price declines and the loss of a significant customer, which has been acquired.

     The increases in Japan revenue in the third quarter and first nine months of fiscal 1998 were mostly due to increased demand for notebook products. Service revenues declined in both periods in Japan, however, as fewer new system designs have been initiated by customers thus far in fiscal 1998. Revenue decreased in Asia for the three months ended June 30, 1998 from the comparable period due the impact of the Asian economic decline on customer unit volumes. Revenue for the nine months ended June 30, 1998 increased in Europe primarily from growth in the market for information appliances and PC systems.

     For the three months ended June 30, 1998, two customers each accounted for approximately 13% of revenue. For the nine months ended June 30, 1998, one customer accounted for approximately 10% of revenue. For the three months ended June 30, 1997, one customer accounted for approximately 11% of revenue and another customer accounted for approximately 16% of revenue.

  SERVICES

     The increases in service revenue in the third quarter and the first nine months of fiscal 1998, from the comparable periods in fiscal 1997, were primarily due to increased system design and implementation work related to the growth in the number of PC systems incorporating the Company's products. The growth slowed in the third quarter of fiscal 1998.

GROSS MARGIN

     Gross margin as a percentage of revenue for the three and nine-month periods ended June 30, 1998 were 80.7% and 79.3%, respectively, compared to 78.9% and 82.1% for the comparable periods in fiscal 1997. The increase in gross margin for the three-month period was primarily due to the decrease in amortization of capitalized software caused by lower capitalization of development costs associated with PC products in recent quarters. This lower capitalization was due to a greater proportion of PC product line development efforts in fiscal 1998 which were devoted to improving and enhancing previously released products. For the three-month periods ended June 30, 1998 and 1997, amortization of capitalized software costs were $0.9 million and $1.2 million, respectively.

     The decrease in gross margin for the nine-month period was primarily due to the growth of service revenue, which have lower gross margins, as a percentage of total revenue in the first six months of fiscal year 1998. For the nine-month periods ended June 30, 1998 and 1997, amortization of capitalized software costs was $3.0 million and $2.8 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three and nine-month periods ended June 30, 1998 increased $2.7 million (40.5%) and $6.0 million (30.6%), respectively, from the comparable periods in fiscal 1997. The increases were primarily due to additions in the Company's engineering staff. The personnel additions related in part to the up-front development costs associated with the information appliance and interconnect product lines in their early growth stage. In addition, the Company increased its personnel dedicated to development of PC products in early fiscal 1998 as a strategic investment to enhance the features and functionality of its PC systems software.

     The Company capitalized $0.9 million and $3.0 million of internal software development costs for the three and nine-month periods ended June 30, 1998, respectively, as compared to $1.2 million and

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

$3.0 million for the same periods in fiscal 1997. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three and nine-month periods ended June 30, 1998 increased $0.8 million (18.0%) and $2.8 million (21.4%), respectively, from the comparable periods in fiscal 1997. In fiscal 1998, the Company added sales personnel, particularly in the information appliance and interconnect areas. Also contributing to the increase for the nine months were expanded participation in sales seminars and increases in product marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses for the three and nine-month periods ended June 30, 1998 increased $0.3 million (10.0%) and $0.6 million (6.9%), respectively, from the comparable periods in fiscal 1997. The increases were primarily due to personnel increases to support the growth of the Company and to increased space and occupancy costs in San Jose, Taiwan and Japan.

COST OF RESTRUCTURING

     In June of 1998, the Company implemented a restructuring plan in to reduce costs. The Company's restructuring actions consisted primarily of the elimination of approximately 20 positions in engineering, sales, marketing, and administration. The elimination of positions was the result of consolidating certain functions and eliminating certain management positions. The restructuring resulted in a charge to operations of approximately $750,000 for employee severance and severance related items, of which $433,000 had been paid through June 30, 1998.

INTEREST INCOME, NET

     Interest income, net, for the three and nine-month periods ended June 30, 1998 increased $156,000 (22.8%) and $305,000 (13.5%), respectively, from the comparable periods in fiscal 1997. The increases were primarily due to an increase in cash available for investment during the periods.

OTHER INCOME, NET

     Other income, net, for the three and nine month-periods ended June 30, 1998 decreased $823,000 (76.7%) and $363,000 (21.1%), respectively, from the comparable periods in fiscal 1997. The decreases were primarily due to the sale of fewer shares of Xionics stock at lower average sales price, when compared to the comparable periods in fiscal 1997.

PROVISION FOR INCOME TAXES

     The Company recorded income tax provisions of $1.1 million and $3.5 million for the three and nine-month periods ended June 30, 1998, respectively, as compared to $1.3 million and $3.8 million for the comparable periods in fiscal 1997. The fiscal 1998 and 1997 provisions for income taxes reflect an estimated annualized effective tax rate of 32%. The Company's effective tax rate is lower than the Federal statutory rate, due to various tax credits.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

THE YEAR 2000

     The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. The Company's programs that have time-sensitive software may recognize a date using 00 as the calendar year 1900 rather than the calendar year 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity include cash, cash equivalents, short-term investments, other marketable securities and a $10.0 million revolving credit facility with a commercial bank. There were no borrowings outstanding under the credit facility at June 30, 1998. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

     In fiscal 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock under a share repurchase program. The Company repurchased and retired approximately 645,000 shares at a cost of approximately $8.6 million until the program was terminated in April 1998.

CHANGES IN FINANCIAL CONDITION

     Net cash generated from operating activities in the nine months ended June 30, 1998 was $8.4 million, resulting primarily from cash provided by net income. Net cash used by investing activities in the nine-month period was $8.1 million, which consisted primarily of net purchases of short-term and long-term investments of $12.1 million, purchases of property and equipment of $3.4 million, and

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

additions to computer software costs, including purchased software costs of $3.7 million. These decreases were partially offset by proceeds from the sale of the Company's minority interest in Softbank Content Group for $9.8 million and the proceeds from the sale of marketable securities of $1.4 million. Cash used for financing activities during the first nine months of fiscal 1998 was $1.6 million, resulting from $3.6 million used for the repurchase of common stock, partially offset by $2.0 million received from the exercise of common stock options and issuance of common stock under the Company's employee stock purchase plan.

     The Company held approximately 1.1 million shares of Xionics stock at June 30, 1998. The market price per share of Xionics stock decreased from $17.38 per share on September 30, 1997 to $4.94 per share on June 30, 1998. The decrease in fair market value of Xionics stock was the primary reason for the year-to-date decreases in other marketable securities, long-term obligations (which includes deferred income taxes), and unrealized gain on available-for-sale securities of $17.6 million, $5.4 million and $9.4 million, respectively.

PART  II. OTHER  INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders on June 29, 1998, at which the following occurred:

Approval of Merger with Award Software International, Inc.: The stockholders approved the issuance of shares of the Company's Common Stock to Stockholders of Award, pursuant to the Reorganization Agreement. Under the agreement, each Award shareholder will receive 1.225 shares of the Company's stock. The vote on the matter was as follows:

                 FOR                8,789,064
                 ABSTAIN            6,231,365
                 WITHHELD             147,452

Approval of the Company's Restated Certificate of Incorporation: The stockholders approved the amendment to the Company's Restated Certificate of Incorporation, which includes an increase to the number of authorized shares of the Company's Common Stock to 60 million shares. The vote on the matter was as follows:

                 FOR               14,631,618
                 ABSTAIN               28,425
                 WITHHELD             507,838

ITEM 5. OTHER INFORMATION

     Pursuant to Securities and Exchange Commission Rule 14a-4, unless a Stockholder proposal for the Company's 1999 Annual Meeting of Stockholders is submitted to the Company prior to November 15, 1998, management may use its discretionary voting authority to vote management proxies on the stockholder proposal without any discussion of the matter in the proxy statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS.  See Exhibit Index beginning on page 18 hereof.

            (b)  REPORTS ON FORM 8-K.

                    The Company filed two reports on form 8-K during the
               third quarter ended June 30, 1998. On April 24, 1998, a report was filed for and reported on the April 1998 merger agreement with Award Software International. On May 12, 1998, a report was filed for the restatement of selected financial data as prescribed by the adoption of Financial Accounting Standards Board Statement of Accounting Standards No. 128, Earnings per Share.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PHOENIX TECHNOLOGIES LTD.


Date:  August 13, 1998               By:  /s/ ROBERT J. RIOPEL
                                         -----------------------------
                                          Robert J. Riopel
                                          Vice President, Finance and
                                          Chief Financial Office

                                 EXHIBIT INDEX


EXHIBIT
-------
3.1      Amended and Restated Certificate of Incorporation of Phoenix
         Technologies dated as of June 29, 1998 - filed as Exhibit 3.1 to the May
         26, 1998 Form S-4 and incorporated herein by this reference.

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

10.4     Employment Agreement dated June 9, 1994 between the Registrant and Jack
         Kay - filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-
         Q - filed on August 15, 1994 and incorporated herein by this reference.

10.9     Letter Amendment dated as of December 30, 1993 to Line of Credit
         Agreement dated November 25, 1991 between the Registrant and Silicon
         Valley Bank - filed as Exhibit 10.17 to the Company's Form 10-Q - filed on February 14, 1994 and incorporated herein by this reference.

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

10.31    Loan Agreement dated as of March 27, 1998 by and between Silicon Valley
         Bank and Phoenix Technologies Ltd. - filed as Exhibit 10.31 to the
         Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by the reterence.

10.32 1998 Stock Plan, as amended June 4, 1996 - filed as Exhibit 99.1 to the 1998 Stock Plan and Amended 1991 Employee Stock Purchase Plan and incorporated herein by this reference.

10.33    Amended and Restated Employee Stock Purchase Plan, as amended June 4,
         1998 - filed as Exhibit 99.2 to the 1998 Stock Plan and Amended 1991
         Employee Stock Purchase Plan S-8 and incorporated herein by this reference.

27       Financial Data Schedule.
