Form 10-K405
period 1998-09-30
PHOENIX TECHNOLOGIES LTD
filed 1998-12-14
CIK 832767

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                  SECURITIES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended September 30, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period __________ to __________.

                         Commission file number 0-17111
                         ------------------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, PAR VALUE $.001
                         PREFERRED STOCK PURCHASE RIGHTS
                              (Title of each Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 1998, was $184,044,525 based upon the last reported sales price of the Common Stock in the National Market System, as reported by NASDAQ.

The number of shares of the registrant's Common Stock outstanding as of October 31, 1998 was 26,292,075.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

The Exhibit Index begins on page 23 of this Report.

                                     PART I

THIS REPORT ON FORM 10-K, INCLUDING WITHOUT LIMITATION THE BUSINESS SECTION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21(e) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING EXPECTED PRICE EROSION, THE COMPANY'S PLANS TO MAKE ACQUISITIONS OR STRATEGIC INVESTMENTS, THE COMPANY'S EXPECTATION OF INCREASED SALES TO ORIGINAL EQUIPMENT MANUFACTURERS, AND THE COMPANY'S PLANS TO IMPROVE AND ENHANCE EXISTING PRODUCTS AND DEVELOP NEW PRODUCTS.

THE FORWARD-LOOKING STATEMENTS OF PHOENIX TECHNOLOGIES LTD. ARE SUBJECT TO RISKS AND UNCERTAINTIES. SOME OF THE FACTORS THAT COULD CAUSE FUTURE RESULTS TO MATERIALLY DIFFER FROM THE COMPANY'S RECENT RESULTS OR THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, SIGNIFICANT INCREASES OR DECREASES IN DEMAND FOR THE COMPANY'S PRODUCTS, INCREASED COMPETITION, LOWER PRICES AND MARGINS, FAILURE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS AND TECHNOLOGIES, COMPETITOR INTRODUCTIONS OF SUPERIOR PRODUCTS, CONTINUED INDUSTRY CONSOLIDATION, INSTABILITY AND CURRENCY FLUCTUATIONS IN INTERNATIONAL MARKETS, PRODUCT DEFECTS, FAILURE TO SECURE INTELLECTUAL PROPERTY RIGHTS, RESULTS OF LITIGATION, AND FAILURE TO RETAIN AND RECRUIT KEY EMPLOYEES. FOR A MORE DETAILED DISCUSSION OF CERTAIN RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS, SEE THE "BUSINESS RISKS" SECTION OF THIS FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF THIS FORM 10-K.


ITEM 1.  BUSINESS

GENERAL

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") designs, develops, markets and supports standards-based system and chip level software for information platforms, including personal computers, servers, embedded systems, information appliances and peripherals. The Company's software provides compatibility, connectivity and manageability of the various components and technologies used in such devices. The Company provides these products primarily to platform or peripheral manufacturers (collectively, "OEMs"). Phoenix's products are designed to increase value and lower development risk to the OEM by ensuring platform compatibility with industry standards and enabling OEMs to introduce new products quickly. The Company's product flexibility and worldwide customization services allow product differentiation and increased system value.

         The Company markets and licenses its products and services worldwide to OEMs that range from large PC manufacturers to small system integrators. The majority of the Company's revenue consists of license and engineering fees. Phoenix markets its products and services primarily through a direct sales force, but also through regional distributors and sales representatives. Phoenix promotes its products through newsletters and technical bulletins, trade and business press articles, advertising, and participation in industry trade shows and conferences.

         The Company was incorporated in the Commonwealth of Massachusetts on September 17, 1979, and was reincorporated in the State of Delaware on December 24, 1986.

         Rapid technological change and the frequent introduction of new products incorporating new technologies characterize the personal computer and information appliance industries. The introduction of products embodying new technologies often results in the emergence of new industry standards, rendering existing products obsolete. To remain competitive, manufacturers must respond quickly to such technological changes. This rapid pace of change can benefit Phoenix as it provides a continuous flow of opportunities for the Company to provide high value technology and support to its customers. However, if the Company or its customers are unable, for technological or other reasons, to develop products in a timely manner in response to changes in the personal computer ("PC") or information appliance industries, the Company's business would be materially and adversely affected.

MERGERS AND ACQUISITIONS

         The Company has augmented its internal growth by actively pursuing a course of strategic acquisitions to expand its technologies, product offerings and distribution capabilities.

         Effective September 24, 1998, the Company acquired Award Software International, Inc. ("Award"), a leading provider of system enabling and management software for motherboard OEMs. In the merger, each share of Award common stock was exchanged for 1.225 shares of Phoenix common stock, and options and warrants to purchase Award common stock were exchanged for options and warrants to purchase the Company's common stock based upon the same exchange ratio. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. Also on September 24, 1998, Phoenix acquired Sand Microelectronics, Inc. ("Sand") for approximately $18.6 million in cash, 464,000 shares of Phoenix common stock, stock options to purchase approximately 264,000 shares of Phoenix common stock (in exchange for Sand stock options), and up to $3.7 million in performance incentives to be paid through fiscal 2001.

         The acquisitions of Award and Sand are expected to allow the Company to efficiently serve all segments of the PC BIOS market, and become a leader in the supply of semiconductor intellectual property ("IP") and related firmware. The addition of Award's advanced interconnect enabling software and Sand's semiconductor IP to the Company's products are expected to enable the Company to provide OEMs a comprehensive solution from Phoenix, which will accelerate the rate at which they can bring new products to market, while ensuring the highest levels of interoperability, quality and adherence to industry standards.

DESCRIPTION OF BUSINESS

         During fiscal 1998, the Company reorganized its product groups. The Company is now divided into three product divisions: Platform Enabling, PICO and PC Enhancing, and Interconnect. The Platform Enabling Division includes desktop, notebook and server BIOS software, including the Phoenix and Award BIOS products. The PICO and PC Enhancing Division consists of the Company's non-BIOS system enhancement software, and the Interconnect Division develops and markets synthesizable interconnect cores to the semiconductor industry. The Interconnect Division includes the Company's Virtual Chips products acquired in fiscal 1996 and the Sand Microelectronics products acquired in late fiscal 1998.

         The Company generates a significant portion of its revenue from customers outside the United States. See revenue segregated by geographic region for the three fiscal years ended September 30, 1998 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

PLATFORM ENABLING

         The Platform Enabling Division offers an extensive line of Basic Input Output System ("BIOS") and related products for desktop, portable and server PC systems and for application-specific information appliances. These include system BIOS products for various chipsets and system busses, keyboard controllers and power management. The Company's products support the latest processors, chipsets, system busses, and interconnect technologies such as Advanced Configuration and Power Interface ("ACPI").

         The introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time and cost to develop system software products. The Company believes that the reason OEM customers license the Company's system software products rather than develop these products internally is to (1) assure compatibility with industry standards, (2) release products to market faster,
(3) reduce product development risks, (4) reduce product development and support costs, and/or to (5) differentiate their system offerings with advanced features.

         Demand for the Company's BIOS software products depends principally on
(1) PC manufacturers licensing rather than developing their own BIOS, (2) the sales success of the Company's OEM customers and (3) the functions and features offered in the Company's products compared to those of its competitors, including the emergence of new PC technologies requiring BIOS support. The growth rate of sales in the personal computer industry fluctuates from time to time based on numerous factors, including general economic conditions, capital spending levels, new product introductions and shortages of key components.

         PHOENIXBIOS 4.0. Phoenix provides various versions of PhoenixBIOS 4.0 as its core systems firmware for desktop and server systems. The Company believes the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture and advanced development tools and methodology.

         NOTEBIOS 4.0 FOR PORTABLE SYSTEMS. Phoenix offers its NoteBIOS system software for use with portable or notebook computers. The product adds extensive power management capabilities, such as Save-to-Disk and smart batteries, to the modular architecture of PhoenixBIOS 4.0. The Company believes that a majority of notebook PCs shipped worldwide in fiscal 1998 with commercial BIOS were delivered with Phoenix's NoteBIOS.

         PICO BIOS. The Company developed the PICO brand BIOS for configuration and control of information appliances. The PICO BIOS and other PICO products are designed using small form factors in order to meet the requirements of information appliance platforms.

         AWARD BIOS. The Platform Enabling Division also includes the products of Award acquired in September 1998. The Award products are system enabling and management software that includes a suite of BIOS products for designers and manufactures of motherboards, PC systems and other microprocessor-based (or embedded) devices. The Company believes that the Award BIOS products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems.

         One of the functions performed by the BIOS is to handle system date changes and calculations. Since 1995, PhoenixBIOS has been designed to automatically handle date changes at the year 2000. Some releases of BIOS made by the Company before 1995 require that the system date be changed the first time the system is used in the year 2000. This update can be done by manually changing the date or through an automatic date change program. Although the vast majority of systems in use at the year 2000 will contain BIOS that change the date automatically, questions about the role of the BIOS in handling date changes may prompt the Company to receive a disproportionate number of inquiries and complaints regarding year 2000 compliance. See discussion under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - YEAR 2000" below.

         In fiscal 1997, Intel Corporation began shipping products containing Phoenix system software under a seven-year agreement (the "Technology Agreement") signed in December 1995. The Technology Agreement was amended in June 1998. Under the Technology Agreement, Phoenix licensed certain of its system-level software to Intel for incorporation into Intel's motherboard products for desktop and server computers. In addition, Phoenix is required to provide Intel with a dedicated engineering team to support Intel and develop agreed-upon enhancements to the licensed software in exchange for development fees that vary based upon the Company's level of effort.

         Concurrent with the signing of the Technology Agreement, Phoenix and Intel entered into a Common Stock and Warrant Purchase Agreement (the "Equity Agreement") whereby Intel purchased 894,971 shares of Phoenix common stock and a warrant to purchase an additional 1,073,965 shares, which expires in April 2001.

         In fiscal 1998, the Platform Enabling Division focused on re-engineering its processes and introduced "BIOS Production," which it believes improves the reliability and deployability of PhoenixBIOS. The Company played a significant role in new PC industry initiatives with Intel, Microsoft, Compaq and others, and developed and delivered ACPI technology. The Company also worked with Microsoft, Intel and Toshiba on the development of the ACPI specification for interfacing the operating system to the motherboard and supporting hardware. ACPI replaces Advanced Power Management, Plug and Play and other BIOS runtime services and is required for Microsoft's Windows 98 operating system. Phoenix was first to provide fully compliant ACPI system software.

         The Company is currently developing system software to support an upcoming 64-bit Intel processor (IA-64). This architecture represents a significant increase in capability over current 32-bit processors, and is expected to be used initially in servers and workstations. The IA-64 processor is due to be released in 2000.

PICO AND PC ENHANCING

         The PICO and PC Enhancing Division was formed during the year through the combination of the PICO product line, a portion of the prior PC Systems Division (PCSD) and the Interconnect Software Group (ISG). It provides system-enhancing software for PCs, as well as for industrial, handheld, and consumer platforms in the emerging information appliance market. Examples of the application-specific information appliance platforms are handheld PCs, personal digital assistants ("PDAs"), smart phones, point-of-sale terminals, factory automation devices, digital cameras, car navigation units, and smart home entertainment (television, stereo) systems.

     The Division's focus is on the following product thrusts:

        -       Diagnostics, Management and Security
             Enabling improved management and service of PCs and other platforms

        -       Internet Foundations
             Enhancing the diagnostics and management products by providing Internet connectivity
             Providing a ROM based HTML viewer for any information platform

        -       Power Management
             SoftPower is a Windows CE product for Mobile CE Platforms PowerSuite enhancements for notebooks

     -  Other
             PC Card, PlugWorks peripheral and PicoStor FLASH products

INTERCONNECT

         The Interconnect Division provides semiconductor intellectual property ("IP"), which is an increasingly important component of System-On-Chip ("SOC") and embedded system designs. Semiconductor IP includes synthesizable cores and associated development tools that are used by system and semiconductor manufacturers to provide connectivity using various interconnect standards. These products are prepackaged circuit descriptions delivered in high-level languages (Verilog and Very High Level Design Language, or VHDL). They are used as building blocks for system-level Application Specific Integrated Circuits ("ASICs") to provide external connectivity using standards such as AGP, PCI, USB and IEEE 1394.

         In August 1996, Phoenix acquired Virtual Chips, Inc., a supplier of synthesizable cores for the computer industry. Virtual Chips products included a full line of PCI and USB synthesizable cores and test environments. In fiscal 1998, the Company introduced a complete product offering that supports the IEEE 1394 standard, and enhanced its products to continue to support the other evolving standards.

         In September 1998, Phoenix acquired Sand Microelectronics, Inc., a leading supplier of silicon-proven semiconductor IP. Sand's products include PCI and USB synthesizable cores, Ethernet datacom cores, SOC integration products, and complementary IEEE-1394 technology. Sand also provides limited design integration services to speed system OEM time-to-market. Sand is being integrated with Virtual Chips in the Interconnect Division.

WORLDWIDE DEPLOYMENT SERVICES AND SUPPORT

         Some product modifications are generally required in order for the customer to deploy the Company's products on specific hardware platforms. To support its worldwide customer base, Phoenix employs over 225 deployment engineers and has field engineering offices in England, Germany, Japan, Korea, Taiwan, California, Oregon and Massachusetts. The Company also provides support services by telephone, by internet and on-site.

LEADERSHIP IN MAJOR INDUSTRY INITIATIVES

         Phoenix has entered into a number of major initiatives with industry leaders and standards-setting organizations to develop next generation system standards. These initiatives include: (1) working with Intel, HP, and Dell on the Wired for Management specification, (2) co-authoring the Reserved Area BIOS Boot specification with GSI, (3) developing IEEE-1394 Boot capabilities with Seagate and Quantum (4) working with Intel and leading OEMs on the SMBIOS specification, and (5) working on industry standards or serving on several committees including the IEEE-1394 Specification Working Group, IEEE-1394 Trade Association, PCI SIG Steering Committee, several USB Class Driver Committees, NCITS T13 Committee, the On-chip Bus Committee of the VSI Alliance, and the USB Implementers Forum.

         Phoenix's relationships with Compaq, Intel, Microsoft, and other industry leaders give the Company early access to new technology requirements, which the Company believes facilitates the development of its products. By building upon its core technology base, the Company is able to tailor its system software products to conform to the specific requirements of its OEM customers, allowing them to integrate new technologies and introduce their products to market more effectively.

COMPETITION

         In marketing its BIOS products, Phoenix competes primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than those of Phoenix. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM and Toshiba Corporation. It also competes for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. The bases of competition for PC system software are primarily product performance and availability, engineering experience and expertise, product support and price. Phoenix believes it competes favorably on these bases. In the Virtual Chips' synthesizable core business, Phoenix competes with major EDA suppliers, such as Mentor Graphics and Synopsys, who are attempting to broaden their design tool business to include synthesizable cores; and small design houses who provide synthesizable cores, often as part of a design consulting contract.

INVESTMENTS

         In fiscal 1994, the Company sold a division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In September 1996, the Company participated in Xionics' initial public offering (NASDAQ: XION) and sold 500,000 shares. In fiscal 1998 and 1997, the Company sold 156,500 and 250,000 shares of Xionics stock for gains of $1.5 million and $3.2 million, respectively. At September 30, 1998, the Company owned approximately one million shares, representing approximately 9% of the total outstanding Xionics common stock. The Company anticipates continuing to sell shares in future quarters.

         In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). In September 1997, Phoenix sold the remaining 20% for $7.5 million.

         Research and development costs from continuing operations, before the capitalization of internally developed software costs, were 37%, 37%, and 32% of total revenue in fiscal 1998, 1997, and 1996, respectively. On an actual dollar basis, these costs grew to $45,398,000 in fiscal 1998, an 18% increase from fiscal 1997, and $38,522,000 in fiscal 1997, a 42% increase from fiscal 1996. The Company capitalized approximately $4,922,000, $5,602,000, and $2,341,000 of internally developed software in fiscal 1998, 1997 and 1996, respectively. In addition, the Company capitalized approximately $12.8 million of software costs in conjunction with its September 1998 acquisition of Sand. The Company believes continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements. However, there can be no assurance that Phoenix will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. In addition, the Company purchased or licensed additional software technology in the amount of $714,000 in fiscal 1998, $1,612,000 in fiscal 1997, and $544,000 in fiscal 1996. These assets consist of purchased research and development and prepaid royalties under licenses from third parties.

EMPLOYEES

         As of September 30, 1998, the Company employed 804 persons worldwide, of whom 515 are in research and development, 165 are in sales and marketing, and 124 are in general and administration.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in its technology. Phoenix has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for the Company's products exists. At September 30, 1998, the Company had been issued six patents and had more than twenty-five patent applications in process. There can be no assurance that any of these patents would be upheld as valid if challenged.

         The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. The Company licenses the source code for its products to its customers for limited uses. Wide dissemination of the Company's software products makes protection of the Company's proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of the Company's products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

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


ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in an 86,000 square foot building in San Jose, California, which the Company leases pursuant to a lease expiring in November 2003. In fiscal 1997, the Company entered into a five-year lease for a 63,000 square foot facility in Irvine, California. The Company subleases 37,000 square feet building located in Mountain View, California, which is renewable on a yearly basis. The Company also leases smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Houston, Texas; Taipei, Taiwan; Hong Kong, China; Tokyo, Japan; Seoul, Korea; Munich, Germany; and Surrey, England. These offices generally provide sales and technical support to the Company's customers.

         The Company considers its leased properties to be in good condition, well maintained, and generally suitable and adequate for its present and foreseeable future needs.


ITEM 3.  LEGAL PROCEEDINGS

         The Company, from time to time, becomes involved in litigation claims and disputes in the ordinary course of business. There are currently no material pending legal proceedings to which either the Company or any of its subsidiaries is a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the NASDAQ National Market System under the symbol PTEC. The following table presents the quarterly high and low bid quotations in the over the counter market, as quoted by NASDAQ. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                      HIGH               LOW
                                                      ----               ---
         YEAR ENDED SEPTEMBER 30, 1997:
              First quarter                         $ 19.63           $ 14.63
              Second quarter                          19.75             14.75
              Third quarter                           15.63             11.00
              Fourth quarter                          16.69             12.75

         YEAR ENDED SEPTEMBER 30, 1998:
              First quarter                         $ 18.38            $11.63
              Second quarter                          14.75             11.13
              Third quarter                           13.50              8.88
              Fourth quarter                          12.88              5.59

         The Company had 403 shareholders of record as of September 30, 1998. The Company has never paid cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit agreement restricts the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FIVE-YEAR DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                            1998           1997         1996         1995         1994
                                                     -------------------------------------------------------------------
Revenue:
     License Fees                                      $ 100,344       $ 89,884     $ 75,366     $ 51,521     $ 41,470
     Services                                             22,541         15,612       10,841        7,550        5,837
     Publishing                                                -              -            -            -       45,584
                                                     -------------  -------------  -----------  -----------  -----------
         Total revenue                                   122,885        105,496       86,207       59,071       92,891

Merger, acquisition and restructuring charges             14,730              -          889            -            -
Income (loss) from operations                              (431)         16,407       14,637       10,131        4,182
Income before discontinued operations                        722         20,335       11,932        9,980       20,488*
Net income                                                   722         20,335       15,684        9,980        8,052
Diluted earnings per share:
     Income before discontinued operations              $   0.03       $   0.74     $   0.48     $   0.46    $    1.05
     Net income                                             0.03           0.74         0.63         0.46         0.41


                                                                               AS OF SEPTEMBER 30,
                                                            1998           1997         1996         1995         1994
                                                     -------------------------------------------------------------------

Cash and short-term investments                         $ 71,297       $ 72,168     $ 80,287     $ 39,442    $  35,263
Working capital                                           77,143         96,383       87,328       43,438       29,759
Total assets                                             159,102        161,149      141,959       71,473       66,354
Long-term debt                                                 -              -            -            -            -
Stockholders' equity                                     125,336        133,539      114,668       57,587       41,141


       * Includes $23,538 gain on sale of publishing division and $9,095 of other operating expenses.

SELECTED UNAUDITED QUARTERLY DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                 FISCAL 1998, QUARTER ENDED
                                                                    ----------------------------------------------------
                                                                          DEC 31       MAR 31       JUN 30      SEP 30
                                                                    -------------  -----------  -----------  -----------

Revenue                                                                $  30,090    $  31,798    $  31,909     $29,088
Gross margin                                                              23,702       26,021       26,484      22,626
Merger, acquisition and restructuring charges                                  -            -          750      13,980
Income from operations                                                     4,094        3,751        3,750     (12,026)
Net income (loss)                                                          4,477        3,375        3,543     (10,673)
Earnings (loss) per share - basic                                      $    0.18    $    0.13    $    0.14     ($ 0.41)
Earnings (loss) per share - diluted                                    $    0.16    $    0.13    $    0.13     ($ 0.41)


                                                                                 FISCAL 1997, QUARTER ENDED
                                                                    ----------------------------------------------------
                                                                          DEC 31       MAR 31       JUN 30       SEP 30
                                                                    -------------  -----------  -----------  -----------
Revenue                                                                $  25,604    $  24,202    $  26,111    $  29,579
Gross margin                                                              22,175       20,429       21,268       22,985
Income from operations                                                     4,511        3,460        3,739        4,697
Net income                                                                 4,109        3,162        3,920        9,144
Earnings per share - basic                                             $    0.16    $    0.12    $    0.15    $    0.36
Earnings per share - diluted                                           $    0.15    $    0.11    $    0.14    $    0.33

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company designs, develops, markets and supports standards-based system software and semiconductor IP for personal computers, peripherals and information appliances. The Company recently reorganized and operates under the following divisions:

     PLATFORM ENABLING: Develops and markets system software and related services to PC and motherboard OEMs and system integrators. PC systems products include BIOS (Basic Input Output System) and related products.

     PICO AND PC ENHANCING: Provides system software and services for PCs and industrial, hand-held and consumer information appliances based on the Intel x86 and UNIX architectures.

     INTERCONNECT: Provides synthesizable cores, related tools and firmware that help design teams quickly incorporate industry standard interfaces into their chip designs.

         In September 1998, Award Software International, Inc. ("Award') was merged with a wholly-owned subsidiary of the Company. Award is a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufactures of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, Phoenix exchanged approximately 8.8 million shares of its common stock for all of the outstanding shares of Award. Each share of Award common stock was exchanged for
1.225 shares of Phoenix common stock. In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately 2.3 million and 0.5 million shares of Phoenix common stock, respectively. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. All prior period financial statements have been restated as if the merger took place at the beginning of such periods.

         Also in September 1998, Phoenix completed the acquisition of Sand Microelectronics, Inc. ("Sand"), a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). ASICs are used in computers and peripheral devices to connect them using PCI, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of Phoenix common stock, stock options to purchase approximately 264,000 shares of Phoenix common stock (in exchange for Sand stock options), and up to $3.7 million in performance incentives to be paid through fiscal 2001. The acquisition was accounted for using the purchase method of accounting.

         In August 1996, the Company acquired Virtual Chips, Inc. ("Virtual Chips") in exchange for 1,241,842 shares of newly issued common stock. The transaction was accounted for as a pooling of interests. Shares used in the computation of net income per share have been restated for all periods presented to give effect to the shares issued and options assumed by the Company in the transaction. Virtual Chips also supplies synthesizable cores for information platforms.

RESULTS OF OPERATIONS

         The following table includes Consolidated Statement of Operations data for the years ended September 30, 1998, 1997 and 1996, as a percentage of total revenue:

                                                                             1998            1997            1996
                                                                       ---------------------------------------------
Revenue:
     License fees                                                             82%             85%             87%
     Services                                                                 18              15              13
                                                                       -------------   -------------    ------------
         Total revenue                                                       100             100             100
Cost of revenue:
     License fees                                                              7               8               9
     Services                                                                 13              10               9
                                                                       -------------   -------------    ------------
         Total cost of revenue                                                20              18              18
                                                                       -------------   -------------    ------------
Gross margin                                                                  80              82              82
Operating expenses:
     Research and development                                                 33              31              29
     Sales and marketing                                                      22              21              21
     General and administrative                                               13              14              14
     Merger, acquisition and restructuring charges                            12               -               1
                                                                       -------------   -------------    ------------
          Total operating expenses                                            80              66              65
                                                                       -------------   -------------    ------------
Income from operations                                                         -              16              17
Interest income, net                                                           4               3               3
Other income, net                                                              1               9               -
                                                                       -------------   -------------    ------------
Income before income taxes                                                     5              28              20
Provision for income taxes                                                     4               9               6
                                                                       -------------   -------------    ------------
Income from continuing operations                                              1              19              14
Gain on discontinued operations (after income taxes)                           -               -               4
                                                                       -------------   -------------    ------------
Net income                                                                     1%             19%             18%
                                                                       -------------   -------------    ------------
                                                                       -------------   -------------    ------------

REVENUE

         Revenue increased $17.4 million (16%) to $122.9 million in fiscal 1998, from $105.5 million in fiscal 1997. Revenue increased $19.3 million (22%) in fiscal 1997 from $86.2 million in fiscal 1996.

         Revenue by geographic region for the three fiscal years ended September 30, 1998, was as follows:

                                                                   % CHANGE                  % OF REVENUE
(DOLLARS IN THOUSANDS)         1998        1997       1996       1998      1997         1998       1997       1996
--------------------------------------------------------------------------------------------------------------------
North America              $ 49,076    $ 40,878   $ 36,906      20.1%     10.8%        40.0%      38.7%      42.8%
Japan                        31,825      27,391     20,930      16.2%     30.9%        25.9%      26.0%      24.3%
Asia (excl. Japan)           30,384      27,214     19,848      11.6%     37.1%        24.7%      25.8%      23.0%
Europe                       11,600      10,013      8,523      15.8%     17.5%         9.4%       9.5%       9.9%
                         -----------------------------------                      ----------------------------------
     Total revenue         $122,885    $105,496   $ 86,207      16.5%     22.4%       100.0%     100.0%     100.0%
                         -----------------------------------                      ----------------------------------
                         -----------------------------------                      ----------------------------------

         The fiscal 1998 increase in North America revenue was primarily related to information appliance and interconnect products. Information appliance revenues and units increased in North America resulting from market growth and additional market demand for the Company's products. The growth in interconnect product revenue was primarily due to the growing acceptance of outsourcing circuit intellectual property in the form of synthesizable cores. Service revenues increased in North America due primarily to a higher proportion of field engineering resources being dedicated to revenue-generating projects. The Company's North American growth rate is expected to be lower in future periods as a result of lower PC unit growth, price declines and the loss of a significant customer (which was acquired in fiscal 1998).

         Japan revenue increased in fiscal 1998 due mostly to increased license fees from shipments of notebook BIOS. Service revenue decreased, however, as Japanese customers deployed fewer new chip designs towards the end of fiscal 1998 due to a decline in the Japan economy.

         Asia revenue increased in fiscal 1998 due to growth in the market for outsourced motherboards, and due to higher selling prices on motherboard products associated with the platform shift from Intel Pentium to Pentium II processors. The growth rate declined from the prior year growth, however, due to the recession in the Far East. The 37% growth in fiscal 1997 was due to an industry shift towards outsourcing to the Far East market and to increased design wins in major notebook accounts.

         The increase in Europe revenue in fiscal 1998 was due to increased volumes from two major European PC OEMs and from growth in information appliance revenues.

         Service revenue increased $6.9 million (or 44%) in 1998 and $4.8 million (or 44%) in 1997. These increases were due to a number of chipset generation changes, and the introduction of new PC standards such as USB that increased the required deployment effort. The Company also focused a higher proportion of field engineering resources on revenue-generating projects. In addition, in fiscal 1998, the Company generated additional design and implementation services associated with ACPI, which is required for Microsoft's Windows 98 operating system.

         No customer accounted for more than 10% of revenue in fiscal 1998, 1997 or 1996.

GROSS MARGIN

         Gross margin as a percent of revenue was 80%, 82% and 82% for fiscal 1998, 1997 and 1996, respectively. The decrease in gross margin in 1998 was attributable to an increase in service revenue, on which a lower margin is earned. License fee gross margin was 92%, 91% and 89% for fiscal 1998, 1997 and 1996, respectively. The increase in license fee gross margin in fiscal 1998 was primarily due to the decrease in amortization of capitalized software. The increase in fiscal 1997 was a result of lower third-party royalties from the phase-out of a consumer application product, offset by an increase in the amortization of capitalized software. Amortization of capitalized software development costs charged to Cost of Revenue in fiscal 1998, 1997 and 1996, was $4.3 million, $5.0 million, and $3.2 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $40.5 million, $32.9 million and $24.8 million in fiscal 1998, 1997 and 1996, respectively. As a percent of revenue, these expenses represented 33%, 31%, 29%, respectively. In fiscal 1998, research and development expenses increased $7.6 million or 23%. This increase reflects additions in engineering personnel, primarily for the increased development of information appliance and interconnect products and for the feature enhancement of existing PC systems software. The increase as a percent of revenue from fiscal 1996 to fiscal 1997 was primarily due to the increased engineering resources required for the Intel alliance and expansion of the Company's products beyond the PC motherboard.

         The Company capitalized approximately $5.6 million, $7.2 million and $2.9 million of software costs in fiscal 1998, 1997 and 1996, respectively. In addition, the Company capitalized approximately $12.8 million of software costs in conjunction with its September 1998 acquisition of Sand. The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

          Sales and marketing expenses were $27.8 million, $22.4 million and $18.4 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, sales and marketing expenses increased $5.4 million, or 24%, principally from additions in sales personnel to support its PICO and PC Enhancing and Interconnect divisions. Also contributing to the increases were higher product marketing costs and the addition of international field offices in Hong Kong, Korea and Japan. The increase in fiscal 1997 was primarily due to growth in sales and marketing headcount associated with higher revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were approximately $16.3 million, $15.2 million and $11.8 million in fiscal 1998, 1997 and 1996, and represented 13%, 14% and 14% of total revenues, respectively. The cost increases in both fiscal 1998 and 1997 were primarily from additions in staff and facilities that were required to support the Company's growth. Fiscal 1997 costs also included non-recurring charges related to the consolidation of facilities in northern and southern California.

MERGER, ACQUISITION AND RESTRUCTURING COSTS

         Merger, acquisition and restructuring charges during the three years ended September 30, 1998, were as follows:

                                                                                YEAR ENDED SEPTEMBER 30,
        (IN THOUSANDS)                                                         1998       1997       1996
        --------------------------------------------------------------------------------------------------
        Out-of-pocket merger and acquisition costs                         $  5,677  $       -   $    889
        Restructuring                                                         1,369          -          -
        Asset write-offs                                                      3,434          -          -
        In-process research and development                                   4,250          -          -
                                                                         ---------------------------------
                                                                           $ 14,730  $       -   $    889
                                                                         ---------------------------------
                                                                         ---------------------------------

         Nearly all of the merger, acquisition and restructuring costs incurred in fiscal 1998 were related to the acquisitions of Award and Sand. The costs in fiscal 1996 were due to the acquisition of Virtual Chips. Out-of-pocket merger and acquisition costs include legal, accounting and investment banking fees. Restructuring costs include the costs of disposing of excess facilities and severance costs. Asset write-offs include the carrying value of assets that were determined to be redundant as a result of merger activities. The asset write-offs in fiscal 1998 were primarily related to capitalized software costs that were determined to be redundant as a result of the Award and Sand acquisitions.

         The in-process research and development charge in fiscal 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." The allocation was based upon an independent appraisal. The appraised value was determined by estimating the future net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate applied includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

         In November 1998, the Company announced a restructuring related to focusing and streamlining certain field operations and other functions. The restructuring included the closing of the Company's offices in Texas and France, and the elimination of 38 positions, a global workforce reduction of about five percent. The Company will record a one-time, pre-tax charge of approximately $1.9 million in the quarter ending December 31, 1998, to cover severance benefits and facilities consolidations associated with this restructuring.

INTEREST AND OTHER INCOME, NET

         Interest income is primarily derived from cash investments in marketable securities. The income generated each period is highly dependent on fluctuations in U.S. interest rates. The average interest rate earned in fiscal 1998 was approximately 5.6%. In addition, certain trade balances are denominated in foreign currencies, and therefore subject to fluctuations in foreign currency exchange rates.

         Net interest income was $4.7 million, $4.0 million and $2.7 million in fiscal 1998, 1997 and 1996, respectively. These increases in net interest income were primarily due to the increase in the average cash balances available for investment during the respective periods.

         Other income (net) decreased $7.8 million from $9.3 million in fiscal 1997 to $1.5 million in 1998. The decrease was primarily due to the sale of fewer shares of Xionics stock (see Discontinued Operations below) at lower average selling prices, and a one-time gain. In fiscal 1997, Phoenix sold a 20% interest in a former division for $7.5 million and recorded a gain on the sale of $6.2 million. The Company sold 156,500 and 250,000 shares of common stock of Xionics and recorded gains on sale of investment of $1.5 million and $3.2 million in fiscal 1998 and 1997, respectively.

DISCONTINUED OPERATIONS

         In fiscal 1994, the Company sold a division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In September 1996, the Company sold 500,000 shares of common stock of Xionics in its initial public offering and received payment on the promissory note. A gain on the repayment of the note and sale of stock in the amount of $3.8 million was recorded as a gain from discontinued operations, net of income taxes of $2.3 million, to the extent such amounts were previously written off in previous fiscal years by a charge to discontinued operations. The remaining amount of $294,000 in fiscal year 1996, which represents investment gains, was recorded in continuing operations as other income on the Company's income statement.

PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $5.0 million, $9.5 million and $5.5 million in fiscal 1998, 1997 and 1996, respectively. Excluding non-deductible in-process research and development and transaction costs related to the acquisitions of Award and Sand, the Company's effective tax rate was 32%, 32% and 30% in fiscal 1998, 1997 and 1996, respectively. The Company's effective tax rate (excluding non-deductible acquisition charges and transaction costs) has been lower than the statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for the reporting of comprehensive income, and will require the Company to disclose comprehensive income to supplement the current reporting of income. SFAS 131 sets forth standards for the disclosure of certain information by segments, such as products or services, geographic regions or major customers. The Company will adopt both SFAS 130 in its first quarter of fiscal 1999. SFAS 131 will be effective for fiscal 1999 year-end reporting, and will apply to both annual and interim financial reporting subsequent to that date.

         In October 1997 and March 1998, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software revenue recognition," and SOP 98-4, "Deferral of the effective date of a provision of SOP 97-2, software revenue recognition," respectively. These standards provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of both SOP 97-2 and SOP 98-4, which is required in the first quarter of fiscal 1999, is not expected to have a significant impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. The Company will adopt SFAS 133 in the first quarter of fiscal 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

FLUCTUATIONS IN OPERATING RESULTS

         The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated results of operations for fiscal 1998 and 1997. This information was derived from the Company's unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with the Company's Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

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

PRODUCT DEVELOPMENT

         Phoenix's long-term success will depend on its ability to enhance its existing products and to introduce new products on a timely and cost-effective basis that meet the needs of its current customers in their present markets and of current and future customers in new and emerging markets. There can be no assurance that Phoenix will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenue generated from the sale of such products. Phoenix has, from time to time, experienced such delays. Phoenix's software products and their enhancements contain complex code that may contain undetected errors or bugs when first introduced, despite testing. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such products or enhancements.

PROTECTION OF INTELLECTUAL PROPERTY

         Phoenix relies on a combination of patent, trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to Phoenix's technology. In addition, copyright and trade secret protection for Phoenix's products may be unavailable or unreliable in certain foreign countries. The Company has been issued six patents with respect to its current product offerings and has more than twenty-five patent applications pending with respect to certain of the products it markets. Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that Phoenix's engineers will be able to develop technologies capable of being patented. As the number of software patents increases, Phoenix believes that software developers may become increasingly subject to infringement claims. There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by Phoenix. Any such claims, whether or not meritorious, can be time consuming and expensive to defend, can trigger indemnity obligations owed by Phoenix to third parties, and could have an adverse effect on Phoenix's business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against Phoenix or its customers and regardless of whether such claims have merit, could also have an adverse effect on Phoenix's business, results of operations and financial condition.

IMPORTANCE OF MICROSOFT AND INTEL

         For a number of years, Phoenix has worked closely with Microsoft Corporation and Intel Corporation in developing standards for the PC Industry. In addition, Phoenix supplies its system level software technology to Intel. Phoenix remains optimistic regarding its relationships with these two industry leaders. There can, however, be no assurance that either Microsoft or Intel will not develop alternative product strategies that could conflict with Phoenix's product plans and marketing strategies and, accordingly, adversely impact Phoenix's business and results of operations. Presently, there is little overlap or conflict in Phoenix's product offerings and strategies and those of Intel. Windows NT and Windows CE, Microsoft's newer operating systems, incorporate some functionality that has traditionally resided in the BIOS. Both Intel and Microsoft, in their endeavors to add value, incorporate features or functions provided by Phoenix in silicon or the operating system, respectively. Therefore, Phoenix must continually create new features and functions to sustain as well as increase its added value to OEMs. There can be no assurances that Phoenix will be successful in these efforts.

ATTRACTION AND RETENTION OF KEY PERSONNEL

         Phoenix believes it employs more BIOS engineers than any other company in the PC industry. Virtual Chips' products are based on new and emerging technologies that are different from BIOS technologies. Phoenix's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified engineers. The available pool of engineering talent is limited for both operations. Accordingly, failure to attract, retain and grow its research and development teams could adversely affect Phoenix's business and operating results.

DEPENDENCE ON KEY CUSTOMERS; CONCENTRATION OF CREDIT RISK

         The loss of any key customer and the inability of the Company to replace revenues provided by a key customer could have a material adverse effect on the Company's business and financial condition. The Company's customer base includes large OEMs in the PC market and as a result, the Company maintains individually significant receivable balances due from them. If these OEMs fail to meet their guaranteed minimum royalty payments and other payment obligations, the Company's operating results could be adversely affected. As of September 30, 1998, the largest receivable balance represented approximately 10% of total accounts receivable.

COMPETITION

         The market for Phoenix's products is very competitive, resulting in downward pricing pressure on the Company's products. In marketing its BIOS products, Phoenix competes primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than those of Phoenix. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, International Business Machines Corporation and Toshiba Corporation. It also competes for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. There can be no assurance that Phoenix will continue to compete successfully with its current competitors or that it will be able to compete successfully with new competitors. There can be no assurance that intense competition in the industry and particular actions of the Company's competitors will not have an adverse effect on the Company's business, operating results and financial condition. In particular, the Company expects that prices on many of its products may decrease in the future and that such price decreases could have an adverse impact on the results of operations or financial condition of the Company.

INTERNATIONAL SALES AND ACTIVITIES

         Revenue derived from Phoenix's international operations comprises a majority of total revenues. There can be no assurances that Phoenix will not experience significant fluctuations in international revenues. While the major portion of Phoenix's license fee or royalty contracts are U.S. dollar denominated, Phoenix is entering into an increasing number of contracts denominated in local currencies. Phoenix has sales and engineering offices in England, Germany, Japan, Korea and Taiwan and uses a software engineering firm in India. Phoenix's operations and financial results could be adversely affected by factors associated with international operations such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, and difficulties in staffing and managing foreign operations, as well as by other risks associated with international activities.

         The recent instability in the Asian financial markets has negatively impacted the Company's revenue in those markets by, among other things, decreasing end-user purchases, increasing competition from local competitors offering sales terms in local currencies, and reducing access to sources of capital needed by customers to make purchases. In addition to reducing revenue, difficulties in Asia may increase the Company's credit risk, as customers become insolvent or otherwise have their ability to meet obligations impaired.

YEAR 2000

         The Year 2000 Issue may pose significant operational problems for computer systems used internally by the Company. The Company expects to incur internal staff costs as well as consulting and other expenses related to the upgrades, replacements and modifications necessary to prepare internal systems for the Year 2000. While the Company has a project plan to complete these upgrades, replacements and modifications prior to the end of 1999, if they are not completed in a timely manner, the Year 2000 Issue may have a material impact on the Company's operations. Furthermore, there can be no assurance that the systems of other companies with which the Company deals and on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have a material impact on the Company's operations.

         The Year 2000 Issue may also pose significant operational problems for the Company as a result of products it has sold or licensed. The Company intends to make available to its customers and end users upgrades to certain of its products to achieve, or increase the degree of, Year 2000 compliance for such products. Despite these efforts, the Company cannot predict whether it will be named as a defendant in claims or complaints regarding the Year 2000 Issue, nor can the Company anticipate the number of such claims or complaints if it is so named. If the Company is so named, the cost of defending and resolving such claims could have a material impact on the Company. Depending on the nature of the claims asserted, the remedy imposed or the cost of defense, even one such suit could represent a material exposure to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000."

VOLATILE MARKET FOR PHOENIX STOCK

         The market for Phoenix's stock is highly volatile. The trading price of Phoenix common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by Phoenix and its competitors, changes in Phoenix's or its competitors' product mix or product direction, changes in

Phoenix's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which Phoenix may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which Phoenix does business, companies with which Phoenix competes or relating to Phoenix specifically could have an immediate and adverse effect on the market price of Phoenix's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and that often have been unrelated to the operating performance of these companies.

CERTAIN ANTI-TAKEOVER EFFECT

         Phoenix's Certificate of Incorporation, Bylaws and Stockholder Rights Plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three-year terms. The Stockholder Rights Plan permits holders of Phoenix common stock to purchase shares of Series A Junior participating preferred stock in the event of the acquisition by a third party of 20% or more of Phoenix's outstanding common stock or if a third party announces its tender offer for at least 30% of Phoenix's outstanding common stock. If Phoenix is acquired in a merger or other business combination, each right will entitle its holder to purchase a number of shares of Phoenix common stock that equals the exercise price of the right divided by one-half of the then current market price of Phoenix common stock. In addition, in connection with the February 1996 sale of shares representing 6% of the outstanding Phoenix common stock and of a warrant to purchase an additional 7%, Phoenix granted Intel Corporation certain rights in the event of solicited or unsolicited offers to acquire Phoenix.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company's primary sources of liquidity included cash, cash equivalents and short-term investments of $71.3 million, and available borrowings under a bank credit facility of $10.0 million. There were no borrowings outstanding under the bank credit facility at September 30, 1998. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

CHANGES IN FINANCIAL CONDITION

         Net cash generated from operating activities during fiscal 1998 was $13.2 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $14.5 million, which consisted primarily of the Company's investment in Sand (net of cash acquired) of $15.6 million, purchases of property and equipment of $5.5 million, and additions to computer software costs of $5.2 million, partially offset by $7.5 million received from the sale of the Company's interest in its publishing operation in fiscal 1997. Cash used for financing activities during fiscal 1998 was $0.6 million resulting from purchases of $3.6 million of treasury stock, partially offset by $2.9 million from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

YEAR 2000

         Many software and firmware products and internally developed applications used two digits to designate the year instead of four digits. This may result in the interpretation of the year 00 as 1900 or other dates instead of correctly interpreting it as 2000. Such failure could disrupt processing transactions or even cause certain systems to fail. This possibility affects the Company's products and its information technology and other internal systems as well as the Company's customers and vendors. The PC industry has also defined the Year 2000 ("Y2K") issue to include proper handling of leap year calculations.

Significant uncertainty exists in the software industry concerning the potential effects associated with the Year 2000 problem.

         The Company's Year 2000 compliance effort covers the Company's products, internal systems and services provided by others.

PHOENIX PRODUCTS

         HISTORY. Since the Company's inception, the Company has sold or licensed various products, including BIOS products, semiconductor intellectual property and consumer software.

         The Company's BIOS products fall into differing definitions of Y2K compliance. BIOS-related products sold or licensed after fiscal 1995 are designed to automatically handle millenium date changes and leap year calculations. The Company's BIOS products prior to that date are manually compliant, which mean that end users must change the date on their system at or after the December 31, 1999 in order for the system date to be proper. The Company has identified one product line that was not manually compliant.

         The Company's semiconductor IP product lines do not handle date-related functions and accordingly do not implicate Year 2000 issues. The Company discontinued its consumer software product lines in 1996. Accordingly, the Company does not believe that a significant number of these products will remain in use at the millenium. The Company has developed a list of all products it sold and licensed and has begun assessing the level of compliance of these products. This effort is expected to be completed in the second quarter of the Company's 1999 fiscal year.

         REMEDIAL STEPS. The Company sells and licenses its products directly to OEMs, and therefore does not have direct customer relationships with end users of PCs or information appliances. Nonetheless, for any products deemed to be less than fully compliant, the Company will make available to end users software upgrades, fixes or patches. These solutions will be available to users through the Company's web site and by mail, if necessary. The Company will also make these solutions available to OEM customers for placement by those customers on their respective web sites. Where appropriate, the Company will undertake other efforts to inform end users and deliver solutions to end users. However, there can be no assurance that end users of products containing software sold or licensed by the Company will take steps to download these solutions from the Internet, or that such end users will have Internet access. The Company believes that the incremental costs of providing these solutions to customers will not be significant.

         EXPOSURE. The Company continues to identify and assess the state of Y2K compliance of those products it sold or licensed that remain in use. There can be no assurance that the Company will be able to identify all compliance issues for each of the products it has sold or licensed during its history. Accordingly, the Company is not able to estimate the cost of obtaining compliance of its products at this time.

INFORMATION TECHNOLOGY AND OTHER SYSTEMS

         The Company's plans for dealing with the Year 2000 include surveying and testing or certifying all of the hardware and software used in the Company for compliance, performing remediation where necessary and developing a contingency plan for the beginning of the millennium.

         CURRENT STATUS. The Company's internal systems are generally based on purchased software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of hardware, including networking hardware, is three years old or less. Software products in use range in age generally from the latest upgrade to approximately ten years old. The Company uses Oracle for its primary financial system, which has been upgraded recently and which Oracle represents is Y2K compliant. The Company is in the process of selecting a replacement for the code management system used in product development and deployment. The replacement, as all new software purchases, must be Y2K compliant.

         The Company has developed a project plan, approved by the Board of Directors, and is in the process of testing its hardware and software. A key element of the plan is to assure that all firmware and software is identified and tested, and various elements have been assigned to specific individuals. Most of the computers, and the applications thereon, can be tested over the Company's wide area network. However there are also embedded firmware and software in other systems, such as building access and temperature control systems, which will require individual testing and possibly remediation. The project plan is targeted for completion in June 1999; to date, less than 25% of all project tasks have been completed to date.

         All employees have been alerted to the Y2K issues.

         TEST, CERTIFICATION AND REMEDIATION. Third party software is being used to test each of the computer systems and inventory all applications in use. The application information will be compared to vendor or other published databases with Y2K compliance information. Remedial action, where necessary, which usually involves acquiring and implementing an upgrade, will be performed in groups based on the level of priority. For those applications not found in the published Y2K information, the vendors will be contacted, and where necessary, upgrades will be acquired and implemented. There will be some applications where the vendor no longer exists, in which case a determination will be made, based on the importance of the application, to test and, if necessary, modify it internally, replace it or ignore it.

         COST OF COMPLIANCE TESTING AND REMEDIATION. The Company has spent approximately $50,000 in testing and upgrades to date. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of Phoenix personnel involved in the project. The Company's Information Technology personnel will spend approximately 15% of their time over the next fiscal year on Y2K issues at an approximate cost of $250,000. Software purchases and certain other vendor costs are capitalized and depreciated while other costs are charged directly to expense. Year 2000 expenses are being funded through operating cash flows. Total anticipated Y2K expenditures are not material to the Company's financial condition. However there can be no assurance that additional and material unanticipated costs will not arise during the course of testing, certification and remediation. In addition, there can be no assurance that the estimates of time and cost contained herein will be achieved and actual results could differ materially from those anticipated.

THIRD-PARTY SYSTEMS

         The Company has relationships with various third parties and the failure of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. The Company is making inquiries of its major vendors and suppliers, such as banks, payroll service and equipment vendors about their Y2K readiness. While responses to date or their published Y2K readiness have been satisfactory, the Company has information on less than 50% of the significant vendors. Further, there can be no assurance that unanticipated processing or supply problems will not occur at the turn of the century.

         The Company does not currently have any information concerning the Y2K readiness of its customers. In the event that the Company's significant customers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

WORST CASE SCENARIO AND CONTINGENCY PLANS

         The most reasonably likely worst case scenario would include significant costs and business interruptions associated with: 1) previously undetected errors in the Company's products, 2) Year 2000 litigation, as currently being experienced by other software vendors, 3) a significant disruption of the Company's internal information systems and 4) the failure of infrastructure services provided by government agencies and other third parties (e.g., air travel, banking, utilities, etc.). Third-party litigation purporting to represent a class of PC or other product users containing Phoenix products, independent of merits of such claims, could require a significant amount of management time and Company resources to defend itself. The Company does not currently have a contingency plan for the Year 2000, but plans to develop one during fiscal 1999. The plan will cover rapid response to customer and end-user problems as well as manual or other temporary remedies in the event of failure of Company or third party systems. In addition, the plan will include comprehensive tests of internal systems. There can be no assurance that the actions being taken, as described above, will prevent any Y2K problems. In addition, there can be no assurance that the contingency plans will be sufficient to counteract such problems, which could result in a material adverse effect upon the Company's business, operating results and financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.


ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item with respect to directors of the Company will be contained in the Company's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of its stockholders (the "Proxy Statement) and is incorporated herein by this reference.

         The executive officers of the Company, each of whom serve at the discretion of the Board of Directors, as of the date of this Form 10-K are as follows:

         Name                    Age      Position
         ----                    ---      --------
         Jack Kay                 52      President and Chief Executive Officer
         Wayne C. Cantwell        33      Vice President and General Manager,
                                          Worldwide Field Operations
         David Frodsham           42      Chief Operating Officer
         George C. Huang          56      President, Award Subsidiary, and
                                          Senior Vice President, Strategic
                                          Business Development
         Stuart J. Nichols        38      Vice President, General Counsel and
                                          Secretary
         Robert J. Riopel         56      Vice President, Finance, Chief
                                          Financial Officer and Treasurer
         Craig Slayter            48      Senior Vice President and General
                                          Manager, Platform Enabling Group

         Mr. Kay joined the Company as Vice President of Worldwide Sales in May 1990. In January 1992,
he was appointed Senior Vice President and Chief Operating Officer. In June 1994, he was promoted to President and Chief Operating Officer. Effective October 1, 1995, he was promoted to President and Chief Executive Officer.

         Mr. Cantwell was promoted to Vice President and General Manager, Worldwide Field Operations, in November 1998. From March 1998 to October 1998, he held the position of Vice President and General Manager, North America Operations. In September 1997, he was promoted to Vice President Asia/America Operations. From January 1996 to August 1997, he was General Manager, Asia Operations. Prior to that, Mr. Cantwell held various sales, sales management and general management roles with the Company.

         Mr. Frodsham was President of Distributed Information Processing Ltd., a British company that was acquired by Phoenix in 1994. At that time, he became General Manager, Europe until his appointment as Vice President and General Manager, PC Systems in July 1997. He was promoted to the position of Vice President and General Manager, Product Development and Marketing in July 1998, and then to Chief Operating Officer in November 1998.

         Mr. Huang has served as Chairman of the Board of Directors, President, Chief Executive Officer and Director of Award since July 1993. From January 1984 to the present, Dr. Huang has served as Chairman of the Board of Directors of GCH Systems, Inc. ("GCH"), a company that develops and markets embedded controllers, Application Specific Integrated Circuits and PC Systems, and from January 1984 until November 1994, he also served as Chief Executive Officer of GCH. From February 1987 to the present, Dr. Huang has served as a Director of GCH-Sun Systems Company Ltd. ("GSS"), a subsidiary of GCH. From January 1990 to May 1996, Dr. Huang served as a Director of Fidelity Venture Capital Corporation ("FVCC"), a shareholder of GCH and the Company. Dr. Huang received a B.S. from National Taiwan University, an M.S. from Washington State University and a Ph.D. in Electrical Engineering from the University of Washington.

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

         Mr. Slayter was President of Softstyle Inc, a company that was acquired by Phoenix in 1987. He has been employed in various management positions with the Company since that date. Mr. Slayter served as General Manager, Asia-Pacific Division, from April 1988 through September 1994. He was promoted to Vice President, Asia-Pacific Operations in October 1994. In April 1996, Mr. Slayter became the Vice President and General Manager of the Special Products Division. Mr. Slayter was promoted to the position of Vice President and General Manager, Worldwide Field Operations in September 1997, and then to Senior Vice President & General Manager, Platform Enabling Group in November 1998.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this section is incorporated by reference from the information contained in the section captioned, "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this section is incorporated by reference from the information contained in the section captioned, "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this section is incorporated by reference from the information contained in the section captioned, "Certain Transactions" in the Proxy Statement.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of Phoenix Technologies Ltd. and its subsidiaries are filed as part of this report on Form 10-K:

                                                                                                               Page
                                                                                                               ----
Report of Ernst & Young LLP, Independent Auditors
Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Balance Sheets as of September 30, 1998 and 1997
Consolidated Statements of Income for the years ended September 30, 1998, 1997 and 1996
Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

         2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not required, are not applicable or the information is included in the financial statements or notes thereto. The financial statements and financial statement schedules follow the signature page hereto.

(b)               REPORTS ON FORM 8-K

         On September 29, 1998, the Registrant filed a Current Report on Form 8-K reporting the Company's completion of the merger with Award Software International. On November 25, 1998, the Registrant filed a Current Report on Form 8-K/A amending the 8-K filing to include unaudited, pro forma financial statements of the Registrant and Award.

(c)               EXHIBITS

 EXHIBIT
  NUMBER  DESCRIPTION
-------------------------------------------------------------------------------
    2.1   Agreement and Plan of Reorganization, dated as of April 15, 1998, among Phoenix Technologies Ltd,. Portland Acquisition Corporation and
          Award Software International Inc. (incorporated herein by this reference to Exhibit 2.1 to the Registration Statement on Form S-4
          filed with the SEC on May 26, 1998).
    2.2   Agreement of Merger between Award Software International Inc. and
          Portland Acquisition Corporation (incorporated herein by this reference to Exhibit 2.2 to the Registration Statement on Form S-4
          filed with the SEC on May 26, 1998).
    3.1   Amended and Restated Certificate of Incorporation of Phoenix
          Technologies dated as of June 29, 1998 (incorporated herein by this reference to Exhibit 3.1 to the Registration Statement on Form S-4
          filed with the SEC on May 26, 1998).

 EXHIBIT
  NUMBER  DESCRIPTION
-------------------------------------------------------------------------------
    3.2   By-laws of the Registrant as amended through February 6, 1995
          (incorporated herein by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8, Registration No. 333-03065).
    3.6   Certificate of Ownership (incorporated herein by reference to Exhibit
          3.6 to the Company's 1988 Annual Report on Form 10-K).
    4.1   Rights Agreement dated as of October 31, 1989 between the Company and
          The First National Bank of Boston (incorporated herein by reference to
          Exhibit 4.1 to the Company's Form 8-K filed on October 31, 1989).
   10.4   Employment Agreement dated June 9, 1994 between the Registrant and
          Jack Kay (incorporated herein by reference to Exhibit 10.9 to the
          Company's Quarterly Report on Form 10-Q filed on August 15, 1994).
   10.15  1994 Equity Incentive Plan, as amended through February 28, 1996
          (incorporated herein by reference to Exhibit 10.17 to the Company's
          Report on Form 10-K for the fiscal year ended September 30, 1995 (the
          "1995 10-K")).
   10.21  Amended and Restated Lease Agreement dated March 15, 1995 between The
          Prudential Insurance Company of America and the Company with respect to certain facilities located at 846 University Avenue, Norwood, MA
          (incorporated herein by reference to Exhibit 10.23 to the 1995 10-K).
   10.22+ Agreement dated December 18, 1995 between Intel Corporation and the
          Company (incorporated herein by reference to Exhibit 10.24 to the
          Company's Report on Form 10-Q for the quarter ended December 31, 1995, as amended by a Form 10-Q/A-1 (the "December 1995 10-Q")).
   10.23  Common Stock and Warrant Purchase Agreement dated as of December 18,
          1995 by and between the Company and Intel Corporation (incorporated herein by reference to Exhibit 10.25 to the December 1995 10-Q).
   10.24  Warrant to Purchase Shares of Common Stock of the Company dated
          February 15, 1996 (incorporated herein by reference to Exhibit 2 to the Schedule 13D of Intel Corporation dated February 23, 1996 with respect to the purchase by Intel of shares of the Company's common stock and of a warrant to purchase shares of the Company's common stock (the "Intel Schedule 13D")).
   10.25  Investor Rights Agreement, dated December 18, 1995, between the
          Company and Intel Corporation (incorporated herein by reference to
          Exhibit 3.2 to the Intel Schedule 13D).
   10.26  Standard Industrial Lease - Full Net between The Equitable Life
          Assurance Society of the United States as Landlord and Phoenix
          Technologies Ltd. as Tenant dated as of May 15, 1996 for that certain property located at 411 E. Plumeria Drive, San Jose, California
          (incorporated herein by reference to Exhibit 10.20 to the Company's
          Report on Form 10-Q for the quarter ended June 30, 1996).
   10.28  Industrial Lease (Single Tenant; Net) dated as of October 1, 1996 by and between The Irvine Company and Phoenix Technologies Ltd. for that certain property located at 135 Technology Drive, Irvine, California
          (incorporated herein by reference to Exhibit 10.28 to the 1996 Form
          10-K).
   10.29  1996 Equity Incentive Plan, as amended through December 12, 1996
          (incorporated herein by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 filed on January 27, 1997
          (Registration No. 333-20447)).

 EXHIBIT
  NUMBER  DESCRIPTION
-------------------------------------------------------------------------------
   10.31  Loan Agreement dated as of March 27, 1998 by and between Silicon
          Valley Bank and Phoenix Technologies Ltd. (incorporated herein by reference to Exhibit 10.31 to the Company's Report on Form 10-Q for
          the quarter ended March 31, 1998).
   10.32  1998 Stock Plan, as amended June 4, 1996 (incorporated herein by reference to Exhibit 99.1 to the 1998 Stock Plan and Amended 1991
          Employee Stock Purchase Plan).
   10.33  Amended and Restated Employee Stock Purchase Plan, as amended June 4,
          1998 (incorporated herein by reference to Exhibit 99.2 to the 1998
          Stock Plan and Amended 1991 Employee Stock Purchase Plan S-8).
   10.34  Form of Indemnity Agreement to be entered into between the Registrant and its directors and officers, with related schedule (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.35  Lease, dated January 1, 1996, between GCH Systems, Inc. and the
          Registrant (incorporated herein by reference to Exhibit 10.7 to the
          Registration Statement on Form S-1, File No. 333-05107, filed by Award
          Software International, Inc. on June 3, 1996, as amended).
   10.36  Summary of Leases, dated March 1, 1996, between Sun Corporation, GSS
          Corporation and the Registrant (incorporated herein by reference to
          Exhibit 10.8 to the Registration Statement on Form S-1, File No.
          333-05107, filed by Award Software International, Inc. on June 3,
          1996, as amended).
   10.37  Voting Agreement, dated January 12, 1996, between the Registrant and certain persons named therein (incorporated herein by reference to
          Exhibit 10.9 to the Registration Statement on Form S-1, File No.
          333-05107, filed by Award Software International, Inc. on June 3,
          1996, as amended).
   10.38  Investors' Rights Agreement among the Registrant and certain other persons named therein, dated as of January 12, 1996 (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.39  Warrant issued to Synnex Information Technologies, Inc. (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.40  Warrant issued to Vobis Microcomputer AG (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form S-1,
          File No. 333-05107, filed by Award Software International, Inc. on
          June 3, 1996, as amended).
   10.41  Warrant issued to Venrock Associates (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form S-1, File No.
          333-05107, filed by Award Software International, Inc. on June 3,
          1996, as amended).
   10.42  Warrant issued to Venrock Associates II, L.P. (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form S-1,
          File No. 333-05107, filed by Award Software International, Inc. on
          June 3, 1996, as amended).
   10.43  Warrant issued to Walden Capital Partners II, L.P. (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.44  Warrant issued to Walden Technology Ventures II, L.P. (incorporated herein by reference to Exhibit 10.16 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.45+ Technology Development and Support Agreement, dated June 28, 1996, between Registrant and Advanced Micro Devices, Inc. (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on
          Form S-1, File No. 333-05107, filed by Award Software International,
          Inc. on June 3, 1996, as amended).
   10.46  Common Stock Purchase Agreement by and among Award Software
          International, Inc., Sun Corporation and Axis Corporation dated April
          13, 1998 (incorporated herein by reference to Exhibit 10.1 of the 10-Q of Award Software International, Inc. for the quarter ended June 30,
          1998).
   10.47  Support Agreement by and between Award Software International, Inc.
          and Vobis Microcomputer AG dated April 15, 1998 (incorporated herein by reference to Exhibit 10.2 of the 10-Q of Award Software
          International, Inc. for the quarter ended June 30, 1998).
   10.48+ Memorandum of Understanding by and among Sun Corporation, Axis
          Corporation and the Company (incorporated herein by reference to
          Exhibit 10.25 of the 10-Q of Award Software International, Inc. for
          the quarter ended June 30, 1997).
   10.49  Commercial Lease, dated as of January 5, 1996 by and between Unicore
          Software, Inc. and 114 Realty Trust, as amended on May 30, 1997 and
          September 1, 1997 (incorporated herein by reference to Exhibit 10.26 of the 10-K of Award Software International, Inc. for the year ended
          December 31, 1997).
   10.50  Executive Severance Benefits Agreement, dated September 24, 1998 between the Company and George C. Huang (incorporated herein by reference to Exhibit 10.27 of the 10-K of Award Software
          International, Inc. for the year ended December 31, 1997).
   10.51  Executive Severance Benefits Agreement, dated April 14, 1998 between the Company and Laurent K. Gharda (incorporated herein by reference to
          Exhibit 10.34 of the 10-K of Award Software International, Inc. for
          the year ended December 31, 1997).
   10.52  Promissory Note, dated March 1, 1998, issued by Pierre A. Narath to the Company (incorporated herein by reference to Exhibit 10.35 of the
          10-K of Award Software International, Inc. for the year ended December
          31, 1997).
   10.53  Letter Agreement, dated March 1, 1998, between Pierre A. Narath and the Company (incorporated herein by reference to Exhibit 10.36 of the
          10-K of Award Software International, Inc. for the year ended December
          31, 1997).
   10.54+ Master Original Equipment Manufacturer (OEM) Software License
          Agreement, dated September 10, 1997, between the Company and Intel
          Corporation (incorporated herein by reference to Exhibit 10.37 of the
          10-K of Award Software International, Inc. for the year ended December
          31, 1997).
   21.1   Subsidiaries of the Registrant.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.
   23.2   Consent of PricewaterhouseCoopers LLP, Independent Accountants.
    24    Power of Attorney. See signature page.
    27    Financial Data Schedule.

-------------

       + THE SECURITIES AND EXCHANGE COMMISSION HAS GRANTED CONFIDENTIAL TREATMENT FOR PORTIONS OF THIS DOCUMENT.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PHOENIX TECHNOLOGIES LTD.


                                           By:/s/ Jack Kay
                                              ------------
                                           Jack Kay
                                           President and Chief Executive Officer
                                           Date:  December 14, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Jack Kay                               /s/ Robert J. Riopel
------------                               --------------------
Jack Kay                                   Robert J. Riopel
Director and Principal Executive           Principal Finance and
Officer                                    Accounting Officer

Date:  December 14, 1998                   Date:  December 14, 1998


/s/ Charles Federman                       /s/ George C. Huang
--------------------                       -------------------
Charles Federman                           George C. Huang
Director                                   Director

Date:  December 14, 1998                   Date:  December 14, 1998


/s/ Ronald D. Fisher                       /s/ Anthony Sun
--------------------                       ---------------
Ronald D. Fisher                           Anthony Sun
Director                                   Director

Date:  December 14, 1998                   Date:  December 14, 1998


/s/ Anthony P. Morris
---------------------
Anthony P. Morris
Director

Date:  December 14, 1998

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In September 1998, the Company merged with Award Software International, Inc. in a transaction which was accounted for as a pooling of interests. We did not audit the financial statements of Award Software International, Inc. for the years prior to the year ended September 30, 1998, which statements reflect total assets constituting 21% and 20% of the related 1997 and 1996 consolidated financial statement totals, and revenues constituting 22% and 16% of the related 1997 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Award Software International, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         /s/ ERNST & YOUNG LLP


San Jose, California
October 21, 1998

                      REPORT OF PRICEWATERHOUSECOOPERS LLP,
                             INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Award Software International, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Award Software International, Inc., and its subsidiaries (not presented separately herein) at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 29, 1998

                            PHOENIX TECHNOLOGIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           SEPTEMBER 30,
                                                                                         1998            1997
                                                                                   ----------------------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                      $  44,234       $  46,800
     Short-term investments                                                            27,063          25,368
     Accounts receivable, net of allowances of $1,113 and $697 at
         September 30, 1998 and 1997                                                   28,446          28,175
     Deferred income taxes                                                              2,759           3,237
     Other current assets                                                               4,361          14,767
                                                                                   ------------   -------------
         Total current assets                                                         106,863         118,347

Other marketable securities                                                             7,782          26,524
Property and equipment, net                                                            13,244          10,974
Computer software costs, net                                                           16,575           5,949
Goodwill and other intangible assets, net                                              12,693             297
Other assets                                                                            1,945           1,101
                                                                                   ------------   -------------

Total assets                                                                        $ 159,102       $ 163,192
                                                                                   ------------   -------------
                                                                                   ------------   -------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                               $   6,976      $    3,156
     Payroll and related liabilities                                                    7,294           4,629
     Deferred revenue                                                                   2,321           2,238
     Other accrued liabilities                                                          6,203           4,208
     Income taxes payable                                                               6,926           7,733
                                                                                   ------------   -------------
         Total current liabilities                                                     29,720          21,964

Deferred income taxes                                                                   2,618           7,159
Long-term obligations                                                                   1,428             530
                                                                                   ------------   -------------
      Total liabilities                                                                33,766          29,653

Commitments                                                                                 -               -

Stockholders' equity:
     Preferred stock, $.10 par value, 500 shares
         authorized, none issued                                                            -               -
     Common stock, $.001 par value, 60,000 shares
         authorized, 26,286 and 25,399 shares issued
         and outstanding at September 30, 1998 and 1997                                    26              25
     Additional paid-in capital                                                        99,940          93,588
     Retained earnings                                                                 25,269          28,686
     Unrealized gain on available-for-sale securities                                   2,046          12,570
     Accumulated translation adjustment                                                (1,945)         (1,330)
                                                                                   ------------   -------------
         Total stockholders' equity                                                   125,336         133,539
                                                                                   ------------   -------------

Total liabilities and stockholders' equity                                          $ 159,102       $ 163,192
                                                                                   ------------   -------------
                                                                                   ------------   -------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                             1998             1997          1996
                                                                         -------------    ------------   -----------
Revenue:
      License fees                                                         $ 100,344        $ 89,884      $ 75,366
      Services                                                                22,541          15,612        10,841
                                                                         -------------    ------------   -----------
         Total revenue                                                       122,885         105,496        86,207

Cost of revenue:
      License fees                                                             7,828           7,795         8,061
      Services                                                                16,224          10,844         7,661
                                                                         -------------    ------------   -----------
         Total cost of revenue                                                24,052          18,639        15,722
                                                                         -------------    ------------   -----------

Gross margin                                                                  98,833          86,857        70,485

Operating expenses:
      Research and development                                                40,476          32,920        24,826
      Sales and marketing                                                     27,771          22,363        18,377
      General and administrative                                              16,287          15,167        11,756
      Merger, acquisition and restructuring charges                           14,730               -           889
                                                                         -------------    ------------   -----------
         Total operating expenses                                             99,264          70,450        55,848
                                                                         -------------    ------------   -----------

Income (loss) from operations                                                  (431)          16,407        14,637

Interest income, net                                                           4,659           4,049         2,723
Other income, net                                                              1,505           9,348            73
                                                                         -------------    ------------   -----------
Income before income taxes                                                     5,733          29,804        17,433
Provision for income taxes                                                     5,011           9,469         5,501
                                                                         -------------    ------------   -----------
Income before discontinued operations                                            722          20,335        11,932
Gain on discontinued operations (after income taxes)                               -               -         3,752
                                                                         -------------    ------------   -----------

Net income                                                                  $    722        $ 20,335      $ 15,684
                                                                         -------------    ------------   -----------
                                                                         -------------    ------------   -----------

Basic earnings per share:
     Earnings from continuing operations                                    $   0.03        $   0.80       $  0.53
     Earnings from discontinued operations                                         -               -          0.17
                                                                         -------------    ------------   -----------
     Earnings per share                                                     $   0.03        $   0.80       $  0.70
                                                                         -------------    ------------   -----------
                                                                         -------------    ------------   -----------

Diluted earnings per share:
     Earnings from continuing operations                                    $   0.03        $   0.74       $  0.48
     Earnings from discontinued operations                                         -               -          0.15
                                                                         -------------    ------------   -----------
     Earnings per share                                                     $   0.03        $   0.74       $  0.63
                                                                         -------------    ------------   -----------
                                                                         -------------    ------------   -----------

Weighted average number of shares used in computation:

      Basic                                                                   25,543          25,293        22,375
                                                                         -------------    ------------   -----------
                                                                         -------------    ------------   -----------
      Diluted                                                                 27,009          27,464        24,902
                                                                         -------------    ------------   -----------
                                                                         -------------    ------------   -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED SEPTEMBER 30, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     RETAINED       UNREALIZED
                                                     ADDITIONAL     EARNINGS/          GAIN ON ACCUMULATED         TOTAL
                                       COMMON STOCK     PAID-IN  (ACCUMULATED   AVAILABLE-FOR- TRANSLATION STOCKHOLDERS'
                                     SHARES   AMOUNT    CAPITAL      DEFICIT)  SALE SECURITIES  ADJUSTMENT        EQUITY
                                  ---------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1995         19,546   $   20   $ 59,664      $ (1,987)       $       -     $  (110)     $ 57,587

Stock purchases under option and
       purchase plans                1,088        1      3,696             -                -           -         3,697
Effect of pooling of interests         658        1          6           (39)               -           -           (32)
Sale of common stock and warrant,
       net of costs                  3,474        3     27,840             -                -           -        27,843
Exercise of warrants                   132        -        644             -                -           -           644
Conversion of notes receivable         206        -        706             -                -           -           706
Repurchase of common stock            (458)       -     (3,090)       (1,415)               -           -        (4,505)
Deferred compensation, net               -        -        124             -                -           -           124
Unrealized gain/(loss) on
       investments                       -        -          -             -           13,098           -        13,098
Net income                               -        -          -        15,684                -           -        15,684
Translation adjustment                   -        -          -             -                -        (178)         (178)
                                  ---------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996         24,646       25     89,590        12,243           13,098        (288)      114,668

Stock purchases under option and
       purchase plans                  871        -      4,275             -                -           -         4,275
Effect of pooling of interests         268        -         35          (490)               -           -          (455)
Tax benefit on exercise of stock
       options                           -        -      1,160             -                -           -         1,160
Repurchase of common stock            (386)       -     (1,612)       (3,402)               -           -        (5,014)
Deferred compensation, net               -        -        140             -                -           -           140
Unrealized gain/(loss) on
       investments                       -        -          -             -             (528)          -          (528)
Net income                               -        -          -        20,335                -           -        20,335
Translation adjustment                   -        -          -             -                -      (1,042)       (1,042)
                                  ---------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997         25,399       25     93,588        28,686           12,570      (1,330)      133,539

Stock purchases under option and
       purchase plans                  681        1      3,055             -                -           -         3,056
Issuance of common shares and
       stock options related to
       purchase of Sand                464        -      4,372             -                -           -         4,372
Effect of Award fiscal year
       conversion                        -        -          -        (1,660)               -           -        (1,660)
Note receivable from stockholder         -        -       (123)            -                -           -          (123)
Repurchase of common stock            (258)       -     (1,074)       (2,479)               -           -        (3,553)
Deferred compensation, net               -        -        122             -                -           -           122
Unrealized gain/(loss) on
       investments                       -        -          -             -          (10,524)          -       (10,524)
Net income                               -        -          -           722                -           -           722
Translation adjustment                   -        -          -             -                -        (615)         (615)
                                  ---------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998         26,286   $   26   $ 99,940      $ 25,269         $  2,046   $  (1,945)    $ 125,336
                                  ---------------------------------------------------------------------------------------
                                  ---------------------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                                1998         1997          1996
                                                                           -----------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $    722     $ 20,335      $ 15,684
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         8,124        8,210         5,274
         Effect of Award fiscal year conversion                               (1,660)           -             -
         Asset write-offs related to merger activities                         3,434            -             -
         Write-off of in-process research and development                      4,250            -             -
         Gain on recovery of assets previously written off                         -            -        (6,051)
         Realized gain on sale of marketable securities                       (1,507)      (3,217)         (294)
         Gain on sale of equity investment                                         -       (6,247)            -
         Other non-cash charges (credits)                                          -          268          (231)
         Change in operating assets and liabilities:
                  Accounts receivable                                           (256)      (7,365)       (5,362)
                  Related party receivable                                         -          449          (347)
                  Other current assets and other assets                       (1,545)      (1,989)         (803)
                  Deferred income taxes                                            -       (1,450)          540
                  Accounts payable                                             2,455          276           979
                  Accrued payroll                                              1,265          188           788
                  Other accrued liabilities                                    1,852          426         1,519
                  Income taxes payable                                        (3,820)       2,152         1,234
                  Discontinued operations                                       (135)      (1,200)          611
                                                                           -----------   ----------   -----------
                     Total adjustments                                        12,457       (9,499)       (2,143)

                                                                           -----------   ----------   -----------
         Net cash provided by operating activities                            13,179       10,836        13,541
                                                                           -----------   ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of short-term and long-term investments          58,430       56,156        21,261
    Purchases of short-term and long-term investments                        (58,085)     (55,813)      (45,401)
    Proceeds from sale of marketable securities                                1,570        3,217             -
    Purchases of property and equipment                                       (5,454)      (7,731)       (4,907)
    Additions to computer software costs                                      (5,198)      (6,825)       (2,889)
    Proceeds from recovery on assets previously written off                        -            -         6,774
    Acquisition of Sand, net of cash acquired                                (15,573)           -             -
    Proceeds from sale of equity investment                                    7,500            -             -
    Proceeds from collection of note receivable                                2,310             -            -
    Other investing activities                                                     -         (511)          (32)
                                                                           -----------   ----------   -----------
         Net cash used in investing activities                               (14,500)     (11,507)      (25,194)
                                                                           -----------   ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                         -          482        27,843
    Proceeds from issuance of convertible debt securities                          -            -           706
    Net proceeds from stock purchases under option plans,
        purchase plans and warrants                                            2,930        4,331         4,341
    Repurchase of common stock                                                (3,553)      (5,014)       (4,505)
    Repayment under note obligations                                               -         (390)            -
                                                                           -----------   ----------   -----------
         Net cash provided by (used in) financing activities                    (623)        (591)       28,385
                                                                           -----------   ----------   -----------
Effect of exchange rate changes on cash and equivalents                         (622)        (938)          (27)
                                                                           -----------   ----------   -----------
Increase (decrease) in cash and cash equivalents                              (2,566)      (2,200)       16,705
Cash and cash equivalents at beginning of fiscal year                         46,800       49,000        32,295
                                                                           -----------   ----------   -----------
Cash and cash equivalents at end of fiscal year                             $ 44,234     $ 46,800      $ 49,000
                                                                           -----------   ----------   -----------
                                                                           -----------   ----------   -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF OPERATIONS

         Phoenix designs, develops, markets and supports standards-based system and chip level software for information platforms, including personal computers, servers, embedded systems, information appliances and peripherals. The Company's software provides compatibility, connectivity and manageability of the various components and technologies used in such devices. The Company provides these products primarily to the platform or peripheral manufacturer (collectively, "OEMs"). Phoenix provides training, consulting, maintenance and engineering services to its customers. The Company markets and licenses its products and services worldwide to OEMs that range from large PC manufacturers to small system integrators. The majority of the Company's revenue consists of license and engineering fees. Phoenix markets its products and services primarily through a direct sales force, but also through regional distributors and sales representatives.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the financial statements. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1998 presentation.

         FOREIGN CURRENCY TRANSLATION. The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement items are translated at average exchange rates prevailing during each period. Such translation adjustments are recorded in stockholders' equity.

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

         Customers entering into license agreements with the Company for engineering services are typically charged fees that vary according to the amount of engineering work performed. Engineering fees are recognized as revenue on a time and materials basis or when contractual milestones are met. Maintenance revenues are generally recognizable ratably over the contract period.

         Allowances for estimated returns and customer credits are recorded in the same period as the related revenues.

         No customer accounted for more than 10% of revenue in fiscal 1998, 1997 or 1996.

         CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

         SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES. Short-term investment securities consist of U.S. government agency obligations, bankers' acceptances, corporate debt securities and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity, as the Company has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 1998, 1997 and 1996, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

         Other marketable securities consist of shares of Xionics Document Technologies, Inc. ("Xionics") common stock and U.S. government agency obligations and corporate debt securities with maturities greater than one year. The shares of Xionics common stock are recorded at fair value based on quoted market prices and classified as available-for-sale. The unrealized gain on the Xionics investment, less deferred income taxes, has been recorded as a separate component of stockholders' equity. The carrying value of the Xionics shares and the related deferred income taxes and unrealized gain are adjusted to the current market value each period.

         The U.S. government agency obligations and corporate debt securities are recorded at amortized cost, as the Company has the intent and ability to hold them until maturity. At September 30, 1998 and 1997, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.

         CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At September 30, 1998, one customer accounted for 10% of accounts receivable, and at September 30, 1997, another customer accounted for 13% of accounts receivable.

         PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives, typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of their useful lives or the remaining term of the related lease.

         COMPUTER SOFTWARE COSTS. Computer software costs consist of internally developed and purchased software capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "Computer software to be sold, leased or otherwise marketed." Costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three years, using the straight-line method or a ratio of current revenues to total anticipated revenues.

         The Company evaluates the net realizable value and amortization periods of computer software costs on an ongoing basis, relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

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

         STOCK-BASED COMPENSATION. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for stock issued to employees." The Company has adopted disclosure only criteria, described in Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for stock-based compensation". See Note 12 of Notes to Consolidated Financial Statements.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting comprehensive income," and Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about segments of an enterprise and related information". SFAS 130 establishes standards for the reporting of comprehensive income, and will require the Company to disclose comprehensive income to supplement the current reporting of income. SFAS 131 sets forth standards for the disclosure of certain information by segments, such as products or services, geographic regions or major customers. The Company will adopt SFAS 130 in its first quarter of fiscal 1999. SFAS 131 will be effective for fiscal 1999 year-end reporting, and will apply to both annual and interim financial reporting subsequent to that date.

         In October 1997 and March 1998, the Accounting Standards Executive Committee issued Statement of Position 97-2 ("SOP 97-2"), "Software revenue recognition," and SOP 98-4, "Deferral of the effective date of a provision of SOP 97-2, software revenue recognition," respectively. These standards provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of both SOP 97-2 and SOP 98-4, which is required in the first quarter of fiscal 1999, is not expected to have a significant impact on the Company's consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for derivative instruments and hedging activities". SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. The Company will adopt SFAS 133 in the first quarter of fiscal 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's consolidated financial statements.

         CASH FLOW INFORMATION. Supplemental cash flow information is as follows:

                                                                                        YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                                          1998       1997      1996
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
     Income taxes paid during the year, net of refunds                              $  8,165   $  8,673  $  3,901

Supplemental schedule of non-cash investing and financing activities:
     Issuance of common shares and stock options related to the purchase
        of Sand                                                                        4,372          -         -
     Conversion of debt securities to common stock                                         -          -       706

NOTE 3.  SHORT TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

         Short-term investments and other marketable securities were as follows:

                                                                         OTHER MARKETABLE
                                            SHORT-TERM INVESTMENTS           SECURITIES
                                                 SEPTEMBER 30,              SEPTEMBER 30,
(IN THOUSANDS)                                 1998         1997         1998          1997
----------------------------------------------------------------------------------------------
U.S. government agency obligations         $  15,062     $ 17,388      $ 3,535      $  5,574
Xionics common stock                               -            -        3,409        20,950
Commercial paper                               5,745        3,957            -             -
Bankers' acceptances                           4,241        1,985            -             -
Corporate debt securities                      2,015        2,038          838             -
                                          ------------  -----------   ----------   -----------
                                           $  27,063    $  25,368      $ 7,782      $ 26,524
                                          ------------  -----------   ----------   -----------
                                          ------------  -----------   ----------   -----------

NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                             SEPTEMBER 30,
(IN THOUSANDS)                                            1998          1997
-------------------------------------------------------------------------------
Equipment                                             $  11,995      $ 10,550
Leasehold improvements                                    6,292         3,844
Furniture and fixtures                                    3,075         2,498
                                                     ------------   -----------
                                                         21,362        16,892
Less accumulated depreciation and amortization           (8,118)       (5,918)
                                                     ------------   -----------
                                                      $  13,244      $ 10,974
                                                     ------------   -----------
                                                     ------------   -----------

         Depreciation and amortization expense related to property and equipment totaled $3,971,000, $2,501,000 and $2,048,000 for fiscal 1998, 1997 and 1996, respectively.


NOTE 5.  COMPUTER SOFTWARE COSTS

         Costs associated with the purchase or internal development of computer software of $5,636,000, $7,214,000 and $2,885,000, were capitalized during fiscal 1998, 1997 and 1996, respectively. In addition, the Company capitalized approximately $12,790,000 of software costs in conjunction with its September 1998 acquisition of Sand Microelectronics, Inc. ("Sand"). Amortization charged to cost of revenue was $4,325,000, $5,049,000 and $3,224,000, during fiscal 1998, 1997 and 1996, respectively. Accumulated amortization of capitalized computer software costs was $5,043,000 and $2,265,000 at September 30, 1998 and 1997, respectively.


NOTE 6.  EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which required the Company to change the method it used to compute earnings per share. Under SFAS 128, primary and fully diluted earnings per share have been replaced with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. All earnings per share amounts for prior periods have been restated to conform to the new SFAS 128 requirements. The following table presents the calculation of basic and diluted earnings per share required under SFAS 128:

                                                                                      YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                           1998         1997          1996
--------------------------------------------------------------------------------------------------------------------
Numerator:
      Income before discontinued operations                                     $   722     $ 20,335      $ 11,932
      Gain on discontinued operations (after income taxes)                            -            -         3,752
                                                                             ------------  -----------   -----------
      Net income                                                                $   722       20,335        15,684
                                                                             ------------  -----------   -----------
                                                                             ------------  -----------   -----------

Denominator:
     Weighted average common shares outstanding -
         denominator for basic earnings per share                                25,543       25,293        22,375

     Effect of dilutive securities:
         Stock options                                                            1,202        1,011         1,446
         Warrants                                                                   264        1,160         1,081
                                                                             ------------  -----------   -----------
            Total dilutive securities                                             1,466        2,171         2,527
                                                                             ------------  -----------   -----------

     Weighted average common and equivalent shares
         outstanding - denominator for diluted earnings per share                27,009       27,464        24,902
                                                                             ------------  -----------   -----------
                                                                             ------------  -----------   -----------

Basic earnings per share:
     Earnings from continuing operations                                        $  0.03      $  0.80       $  0.53
     Earnings from discontinued operations                                            -            -          0.17
                                                                             ------------  -----------   -----------
     Earnings per share                                                         $  0.03      $  0.80       $  0.70
                                                                             ------------  -----------   -----------
                                                                             ------------  -----------   -----------

Diluted earnings per share:
     Earnings from continuing operations                                        $  0.03      $  0.74       $  0.48
     Earnings from discontinued operations                                            -            -          0.15
                                                                             ------------  -----------   -----------
     Earnings per share                                                         $  0.03      $  0.74       $  0.63
                                                                             ------------  -----------   -----------
                                                                             ------------  -----------   -----------

         Options to purchase 2,012,934 shares of common stock at a weighted average price of $14.65 per share and warrants to purchase 1,073,965 shares of common stock at a weighted average price of $12.88 per share were outstanding at September 30, 1998, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.


NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES

         In September 1998, Phoenix completed a merger with Award Software International, Inc. ("Award"), a leading provider of system enabling and management software for personal computers. Phoenix exchanged approximately 8.8 million shares of its common stock for all of the common stock of Award. Each share of Award was exchanged for 1.225 shares of Phoenix common stock. In addition, outstanding Award employee stock options were converted at the same exchange factor into options to purchase approximately 2.3 million shares of Phoenix common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the combined results of operations and financial position of Award for all periods and dates presented.

         Prior to the merger, Award's fiscal year ended on December 31. The Award statements of income for the years ended December 31, 1997 and 1996, have been combined with the Phoenix statements of income for the years ended September 30, 1997 and 1996, respectively. In order to conform Award's year-end to the year-end of Phoenix, the Company's fiscal 1997 operating results include a three-month period (ended December 31, 1997) that is also included in the fiscal 1998 operating results. During this three-month period, Award generated revenues of $7,535,000 and net income of $1,660,000. Accordingly, an adjustment has been made in fiscal 1998 to retained earnings for the duplication of net income for such three-month period. There were no transactions between Phoenix and Award prior to the combination, and immaterial adjustments were recorded to conform Award`s accounting policies. Certain reclassifications were made to the Award financial statements to conform to Phoenix's presentations.

         The results of operations for the separate companies prior to the merger and the combined amounts included in the consolidated financial statements were as follows:

                                      NINE-MONTHS
                                            ENDED      YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                      JUNE 30, 1998        1997           1996
--------------------------------------------------------------------------------
                                      (UNAUDITED)
Net Revenue:
     Phoenix                            $  73,655     $  82,129      $  72,136
     Award                                 20,142        23,367         14,071
                                   ----------------  ------------   ------------
     Combined                           $  93,797     $ 105,496      $  86,207
                                   ----------------  ------------   ------------
                                   ----------------  ------------   ------------

Net Income:
     Phoenix                            $   7,403     $  15,655      $  12,799
     Award                                  3,992         4,680          2,885
                                   ----------------  ------------   ------------
     Combined                           $  11,395     $  20,335      $  15,684
                                   ----------------  ------------   ------------
                                   ----------------  ------------   ------------

         On September 24, 1998, the Company acquired Sand, a leading supplier of standards-based system software and semiconductor intellectual property for PCs and information appliances. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of Phoenix common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2001. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of September 30, 1998. The results of operations of Sand from the date of acquisition through September 30, 1998, were included in the accompanying Consolidated Statement of Income for the year ended September 30, 1998.

         The total purchase cost of approximately $33.7 million exceeded the assets acquired as follows (in thousands):

            Total consideration                                       $ 24,494
            Liabilities assumed                                          7,749
            Acquisition costs                                            1,465
                                                                  --------------
            Total purchase cost                                         33,708
            Less: Assets acquired                                      (19,831)
            Less: Acquired in-process research and development          (4,250)
                                                                  --------------
            Excess of purchase cost over assets acquired               $ 9,627
                                                                  --------------
                                                                  --------------

         The assets acquired include $12.8 million of software development costs (that are being amortized on a straight-line basis over six years) and $2.8 million of other intangible assets (that are being amortized on a straight-line basis over three to six years). The $9.6 million of excess of purchase cost over assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over six years.

         The following unaudited pro forma information shows the results of operations for the years ended September 30, 1998, 1997 and 1996, as if the Sand acquisition had occurred at the beginning of each period presented and at the purchase price established in September 1998. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for 1997 and 1996 combine the Company's results for the years ended September 30, 1997 and 1996 with the results of Sand for the years ended December 31, 1997 and 1996. The pro forma results for 1998 combine the Company's results for the year ended September 30, 1998, with the results of Sand for the period from January 1, 1998 through the date of acquisition and includes the $4.3 million write-off of acquired in-process research and development discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles, primarily over a period of six years:

                                                                                     PRO FORMA, UNAUDITED
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                1998         1997        1996
         ------------------------------------------------------------------------------------------------------
         Revenue                                                            $ 129,145    $ 110,520    $ 88,029
         Net income (loss)                                                     (2,508)      17,401      11,537
         Diluted earnings (loss) per share                                      (0.10)        0.62        0.45
         Weighted average number of shares used in computation                 26,007       27,928      25,366

         In May 1997, a subsidiary of the Company merged with Unicore Software, Inc. ("Unicore"), a privately held company providing basic input/output software upgrades for personal computers and embedded systems. The Company issued 267,749 shares of common stock for all of the outstanding stock of Unicore in a transaction accounted for as a pooling of interests. The historical operations of Unicore were not material and, as a result, the business combination has been reported by restating the Company's consolidated financial statements to include the consolidated financial statements of Unicore effective January 1, 1997.

         In August 1996, the Company acquired all of the outstanding capital stock of Virtual Chips, Inc. ("Virtual Chips") in exchange for 1,241,842 shares of the Company's common stock. Virtual Chips is a leading supplier of synthesizable cores for the computer industry. The Company also assumed Virtual Chips' outstanding stock options, which were converted to options to purchase approximately 147,959 shares of the Company's common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements of the Company for fiscal 1996 were restated to include the operations of Virtual Chips.

         Merger, acquisition and restructuring charges during the three years ended September 30, 1998, were as follows:

                                                                               YEAR ENDED SEPTEMBER 30,
       (IN THOUSANDS)                                                         1998       1997       1996
       ---------------------------------------------------------------------------------------------------
       Out-of-pocket merger and acquisition costs                         $  5,677   $      -   $    889
       Restructuring                                                         1,369          -          -
       Asset write-offs                                                      3,434          -          -
       In-process research and development                                   4,250          -          -
                                                                        ------------ ---------- ----------
                                                                          $ 14,730   $      -   $    889
                                                                        ------------ ---------- ----------
                                                                        ------------ ---------- ----------

         Nearly all of the merger, acquisition and restructuring costs incurred in fiscal 1998 were related to the acquisitions of Award and Sand. The costs in fiscal 1996 were due to the acquisition of Virtual Chips. Out-of-pocket merger and acquisition costs include legal, accounting and investment banking fees. Restructuring costs are almost entirely severance-related. These employee separations have affected or will affect several business functions, job classes and geographies, with a majority of the reductions occurring in North America. Asset write-offs include the carrying value of assets that were determined to be redundant as a result of merger activities. The asset write-offs in fiscal 1998 were primarily related to capitalized software costs that were determined to be redundant as a result of the Award and Sand acquisitions. Of the $7.0 million of restructuring and out-of-pocket merger and acquisition costs incurred in fiscal 1998, approximately $5.0 million were unpaid as of September 30, 1998, most of which will be paid early in fiscal 1999.

         The in-process research and development charge in fiscal 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "Computer software to be sold, leased or otherwise marketed." The allocation was based upon an independent appraisal. The appraised value was determined by estimating the future net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate applied includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

         In June 1998, the Company implemented a restructuring plan to reduce costs. The Company's restructuring actions consisted primarily of the elimination of approximately 20 positions in engineering, sales, marketing, and administration. The elimination of positions was the result of consolidating certain functions and eliminating certain management positions. The restructuring resulted in a charge to operations of approximately $750,000 for employee severance and severance related items.


NOTE 8.  DISCONTINUED OPERATIONS AND DIVESTITURES

         PRINTER SOFTWARE DIVISION. In fiscal 1994, the Company sold all the assets of its Printer Software Division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In September 1996, Xionics completed an initial public offering of its common stock and repaid the net amount due to the Company. The Company sold 500,000 shares of Xionics stock in the offering. The amounts received were recorded as a gain on disposal of discontinued operations, net of income taxes, to the extent such amounts were previously written off by a charge to discontinued operations. The balance of the amount received of $294,000 represented investment income and was recorded as other income. In fiscal 1998 and 1997, the Company sold 156,500 and 250,000 shares of Xionics common stock for realized gains of approximately $1.5 million and $3.2 million, respectively, which were recorded as other income. At September 30, 1998, the Company held 1,048,881 shares of Xionics stock with a market value of $3.25 per share, which represents approximately 9% of the total outstanding Xionics common stock.

         PUBLISHING DIVISION. In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). On September 30, 1997, Phoenix sold the remaining 20% to Softbank for $7,500,000 and recorded a gain of $6,247,000, which is included in other income in fiscal 1997. At September 30, 1997, a receivable from Softbank in the amount of $7,500,000 was included in other current assets, and in October 1997, payment was received.


NOTE 9.  UNSECURED LINE OF CREDIT

         At September 30, 1998, there were no outstanding borrowings outstanding on the Company's $10,000,000 unsecured bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 1%. The line of credit agreement contains various covenants that require the Company to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in March 1999.

NOTE 10.  INCOME TAXES

         The components of the provision for income taxes from continuing operations are as follows:

                                                                         YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                       1998          1997        1996
-----------------------------------------------------------------------------------------------------
Current:
     Federal                                                      $ 2,286      $  1,860     $  1538
     State                                                            561         1,249         766
     Foreign                                                        6,287         7,810       4,937
                                                                 ----------   ----------- -----------
         Total current                                              9,134        10,919       7,241

Deferred:
    Federal                                                        (3,745)       (1,297)     (1,367)
    State                                                            (378)         (153)       (373)
                                                                 ----------   ----------- -----------
         Total deferred                                           (4,123)       (1,450)     (1,740)
                                                                 ----------   ----------- -----------

Provision for income taxes                                        $ 5,011      $  9,469    $  5,501
                                                                 ----------   ----------- -----------
                                                                 ----------   ----------- -----------

         The reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                                                        YEAR ENDED SEPTEMBER 30,
(IN THOUSANDS)                                                       1998          1997        1996
-----------------------------------------------------------------------------------------------------
Tax at U.S. federal statutory rate                               $  2,007       $10,364    $  6,056
State taxes, net of federal tax benefit                               119           698         416
Tax benefit of prior year losses                                        -             -      (1,328)
Research and development tax credits                                 (605)       (1,180)       (269)
Nondeductible merger and acquisition costs                          3,475             -         311
Foreign earnings taxed at less than U.S. rate                        (173)         (486)        (80)
Other                                                                 188            73         395
                                                                 ----------   -----------  ----------

Provision for income taxes                                       $  5,011      $  9,469    $  5,501
                                                                 ----------   -----------  ----------
                                                                 ----------   -----------  ----------

The components of net deferred tax assets and liabilities are as follows:

                                                                                      SEPTEMBER 30,
(IN THOUSANDS)                                                                     1998          1997
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Foreign tax credits                                                       $  2,169      $  1,710
     Research and development tax credits                                         2,396         2,265
     Minimum tax carryforward                                                       667           667
     Reserves and accruals                                                        3,435         1,154
     Depreciation                                                                 1,608         1,542
     Other                                                                          341         1,455
                                                                              -----------   -----------
          Total                                                                  10,616         8,793
     Less valuation allowance                                                     2,814         2,814
                                                                              -----------   -----------
          Net deferred tax assets                                                 7,802         5,979
Deferred tax liabilities:
     Capitalized software and other intangibles, net                              6,307         1,507
     Unrealized gain on available-for-sale securities                             1,364         8,394
                                                                              -----------   -----------
          Total deferred tax liabilities                                          7,671         9,901
                                                                              -----------   -----------
Net deferred tax asset (liability)                                             $    131     $  (3,922)
                                                                              -----------   -----------
                                                                              -----------   -----------

         Due to the uncertainty surrounding the timing of the realization of the benefit of its tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets.

         Net undistributed earnings of certain foreign subsidiaries amounted to approximately $9.5 million at September 30, 1998. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) of approximately $1.4 million.

         At September 30, 1998, the Company had available for federal income tax purposes foreign tax credits of $1,155,000, which expire in 2003, and research and development tax credits of $2,396,000, which expire in the years 2003 through 2013.


NOTE 11.  COMMITMENTS

         The Company leases office facilities under operating leases. Total rent expense was $5,355,000, $3,940,000 and $2,880,000 in fiscal 1998, 1997 and 1996, respectively.

         At September 30, 1998, future minimum operating lease payments are required as follows (IN THOUSANDS):

           YEAR ENDING SEPTEMBER 30,
           1999                                                 $  4,729
           2000                                                    3,967
           2001                                                    3,265
           2002                                                    2,573
           2003                                                    2,092
           2004 and thereafter                                     1,665
                                                               -----------
           Total minimum lease payments                         $ 18,291
                                                               -----------
                                                               -----------

NOTE 12.  STOCKHOLDERS' EQUITY

         PREFERRED STOCK. As of September 30, 1998 and 1997, no preferred stock was issued or outstanding.

         SALES OF COMMON STOCK AND ISSUANCE OF WARRANTS. In February 1996, the Company sold 894,971 newly issued, unregistered shares of its common stock and a warrant to purchase 1,073,965 additional shares of the Company's common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vest annually, beginning in December 1996, in increments of 214,793 shares for each of the first three years and 429,586 shares for the fourth year. The warrant becomes fully exercisable in the event of an acquisition of the Company or termination of a technology agreement between the two parties. The price at which the warrant may be exercised is $13.46 per share at September 30, 1998, increasing in annual increments to $15.22 per share. The warrant expires in April 2001.

         In January 1996, the Company sold 698,290 shares of common stock to a customer for $7 million. In June 1996, the Company entered into a joint technology development and support agreement with Advanced Micro Devices, Inc. ("AMD"), to support the design and development of products related to AMD's K6 microprocessor. As part of this relationship, in July 1996, the Company sold to AMD 196,000 shares of common stock at a price of $10.20 per share for approximately $2,000,000 in cash. Also in fiscal 1996, the Company completed a public offering of 1,531,250 shares of its common stock at $6.53 per share. Proceeds to the Company totaled $7,828,000, net of underwriting discounts and issuance costs of $2,172,000.

         In October 1994, the Company granted 245,000 common stock warrants to a customer under a software licensing agreement. The warrants were deemed to have a nominal value on the date of grant. In July 1996, 94,938 of these warrants were exercised, and, in March 1998, the remaining warrants were exercised. The proceeds were $78,000 and $122,000, respectively.

         In connection with the issuance of shares of common stock in 1995, the Company issued 151,083 common stock warrants with an exercise price of $0.82 per share for $0.02 per warrant. The warrants are exercisable at any time up to September 30, 2000. No proceeds were separately allocated to the warrants.

         In connection with the issuance and sale of 698,290 shares of common stock in January 1996, the Company issued 333,683 common stock warrants with an exercise price of $10.02 per share for $0.02 per warrant. The warrants are exercisable at any time up to September 30, 2000. No proceeds were separately allocated to the warrants.

         STOCKHOLDER RIGHTS PLAN. The Company has a stockholder rights plan which provides existing stockholders with the right to purchase one one-hundredth preferred share for each share of common stock held in the event of certain changes in the Company's ownership. These rights may serve as a deterrent to certain abusive takeover tactics that are not in the best interests of stockholders. This plan expires in October 1999.

         STOCK REPURCHASE PROGRAM. In fiscal 1997, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock. The Company repurchased and retired 644,000 shares under this repurchase program at a cost of approximately $8.6 million. This program was terminated in April 1998. In addition to the repurchases under this program, the Company repurchased 458,000 shares of common stock in fiscal 1996 at a cost of approximately $4.5 million.

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

         In connection with the fiscal 1998 acquisitions of Award and Sand, the Company issued options to purchase 2,273,781 and 264,074 shares of the Company's common stock, respectively, in exchange for options to purchase Award and Sand common stock. The exercise prices of these options ranged from $0.11 to $9.18 per share. The Award and Sand option plans will be terminated in fiscal 1999.

         The following table sets forth the option activity under the Company's option plans, including the Award and Virtual Chips activity for all periods presented and the fiscal year 1998 option grants issued in exchange for Sand options:

                                                                       Weighted Average
                                                             Shares     Exercise Price
                                                        -----------------------------------
          Shares under option, September 30, 1995         3,880,961        $  4.09

               Options granted                            1,737,402          11.12
               Options exercised                           (865,934)          3.51
               Options canceled                            (236,801)          6.04
                                                        -------------

          Shares under option, September 30, 1996         4,515,628           6.80

               Options granted                            2,344,430          11.44
               Options exercised                           (692,802)          3.80
               Options canceled                            (267,346)         11.90
                                                        -------------

          Shares under option, September 30, 1997         5,899,910           8.77

               Options granted                            1,954,020           8.84
               Options exercised                           (298,911)          3.62
               Options canceled                            (928,634)         11.79
                                                        -------------

          Shares under option, September 30, 1998         6,626,385           8.52
                                                        -------------
                                                        -------------

         At September 30, 1998, the number of shares exercisable under stock option plans was 3,316,876 and 709,420 shares were available for grant.

         The following table summarizes information about stock options outstanding at September 30, 1998:

                                        Options Outstanding                               Options Exercisable
                      ---------------------------------------------------------   -----------------------------------
                          Number              Weighted                                 Number
       Range            Outstanding           Average             Weighted          Exercisable           Weighted
         Of                 at               Remaining             Average               at               Average
  Exercise Prices     Sept. 30, 1998      Contractual Life     Exercise Price      Sept. 30, 1998      Exercise Price
---------------------------------------------------------------------------------------------------------------------
 $ 0.1100-$ 0.8200          598,814              6.61              $  0.7079            497,272          $  0.7353
 $ 1.0400-$ 2.3800          518,390              3.80                 1.9249            363,354             2.3019
 $ 3.8750-$ 6.2200        1,494,881              7.13                 5.3005            909,209             4.8568
 $ 6.7500-$11.1250        1,763,562              8.10                 8.4280            810,546             8.3105
 $11.3750-$17.0000        1,917,798              8.64                13.5957            590,085            13.8839
 $17.1250-$19.8750          332,940              7.89                18.5207            146,410            18.4849
                      ----------------   -------------------   ----------------    ---------------    ---------------
 $ 0.1100-$19.8750        6,626,385              7.56              $  8.5198          3,316,876          $  7.0105
                      ----------------   -------------------   ----------------    ---------------    ---------------
                      ----------------   -------------------   ----------------    ---------------    ---------------

         STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("Purchase Plan") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 1998, 658,316 shares had been issued under the Purchase Plan and 141,684 shares remained reserved for future issuance.

         DISCLOSURES OF STOCK-BASED COMPENSATION PLANS. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1998, 1997 and 1996 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 1998, 1997 and 1996:

                                                        EMPLOYEE STOCK OPTIONS       EMPLOYEE STOCK PURCHASE PLAN
                                                          1998     1997     1996          1998      1997      1996
                                                      --------------------------------------------------------------

         Expected life from vest date (in years)          0.70     0.70     0.90          0.50      0.50      0.50
         Risk-free interest rate                          5-6%     6-7%     5-7%          5-6%      5-6%      5-6%
         Volatility                                       0.57     0.63     0.69          0.57      0.63      0.69
         Dividend yield                                   NONE     None     None          NONE      None      None

         The weighted average estimated fair value of employee stock options granted during fiscal 1998, 1997 and 1996, was $4.95, $7.01 and $8.74 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal 1998, 1997 and 1996 was $3.98, $4.97 and $5.44, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

                                                                  YEAR ENDED SEPTEMBER 30,
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1998        1997       1996
        --------------------------------------------------------------------------------------
        Net income (loss):
             As reported                                      $   722     $ 20,335   $ 15,684
             Pro forma                                         (7,583)      16,333     11,287

        Basic earnings (loss) per share:
             As reported                                      $  0.03      $  0.80    $  0.70
             Pro forma                                          (0.31)        0.67       0.52

        Diluted earnings (loss) per share:
             As reported                                      $  0.03      $  0.74    $  0.63
             Pro forma                                          (0.29)        0.61       0.46

         Because SFAS No. 123 is applicable only to options granted subsequent to September 30, 1995, the pro forma effect will not be fully reflected until fiscal year 2000.


NOTE 13.  INTERNATIONAL INFORMATION

         The Company licenses its products worldwide. Export revenues were made principally to the following geographic areas:

                                                                    YEAR ENDED SEPTEMBER 30,
        (IN THOUSANDS)                                            1998        1997         1996
        -----------------------------------------------------------------------------------------
        Asia/Pacific                                          $  25,556    $ 28,916     $ 27,880
        Europe                                                   11,655      11,538        9,331
                                                             -----------   ---------   ----------
                                                              $  37,211    $ 40,454     $ 37,211
                                                             -----------   ---------   ----------
                                                             -----------   ---------   ----------

         A summary of foreign operations, principally represented by locations in the Asia/Pacific region, is presented below.

                                                                  YEAR ENDED SEPTEMBER 30,
        (IN THOUSANDS)                                         1998        1997         1996
        --------------------------------------------------------------------------------------
        Revenues                                             $34,142    $ 27,179     $ 14,265
        Income from operations                                 7,734       7,978        7,259
        Income before income taxes                             8,016       8,173        7,335
        Identifiable assets                                   28,662      19,733       12,075

NOTE 14.  RETIREMENT PLANS

         The Company has a retirement plan ("401(k) Plan") that is qualified under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, Company contributions to the plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four-year period which starts with the participant's employment start date with the Company. The Company's contributions to the 401(k) Plan for fiscal 1998 and 1997 were $348,000 and $264,000, respectively.

                                   SCHEDULE II

                            PHOENIX TECHNOLOGIES LTD.
                        VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                               Balance at                                                           Balance at
                             Beginning of                                                               End of
Year Ended                           Year        Provisions     Deductions (1)            Other           Year
---------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

September 30, 1998                $   697           $   355           $   (39)          $   100        $ 1,113

September 30, 1997                    582               148               (33)                -            697

September 30, 1996                    509               130               (88)               31            582

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.