Form 10-Q
period 1998-12-31
PHOENIX TECHNOLOGIES LTD
filed 1999-02-16
CIK 832767

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998
                                        or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                         Commission file number 0-17111

                          PHOENIX TECHNOLOGIES LTD.
          -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          Delaware                                   04-2685985
--------------------------------       ---------------------------------------
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

                            YES  X        NO
                               ------       ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                       26,619,705
 -----------------------------------          -------------------------------
                Class                         Number of shares Outstanding at
                                                      January 31, 1999


                              Exhibit Index is on Page 19

                              PHOENIX  TECHNOLOGIES  LTD.

                                        FORM 10-Q

                                          INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1998 and September 30, 1998 . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Income for the
         Three Months Ended December 31, 1998 and 1997. . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 1998 and 1997. . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements . . . . . . .   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders. . . . .    17

     Item 6.  Exhibits and Report on Form 8-K

         Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .   17

PART  I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               PHOENIX TECHNOLOGIES LTD.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)

                                                        December 31,   September 30,
                                                            1998           1998
                                                        -----------    -------------
                                                        (unaudited)
                                   Assets
Current assets:
   Cash and cash equivalents                             $  55,399     $  44,234
   Short-term investments                                   14,383        27,063
   Accounts receivable, net of allowances of $1,407 at
      December 31, 1998 and $1,113 at September 30, 1998    29,515        28,446
   Other current assets                                      6,523         7,120
                                                         ---------     ---------
      Total current assets                                 105,820       106,863

Other marketable securities                                 10,003         7,782
Property and equipment, net                                 13,573        13,244
Computer software costs, net                                15,937        16,575
Goodwill and other intangible assets, net                   12,061        12,693
Other assets                                                 1,621         1,945
                                                         ---------     ---------
   Total assets                                          $ 159,015     $ 159,102
                                                         ---------     ---------
                                                         ---------     ---------
                    Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                      $   4,759     $   6,976
   Payroll and related liabilities                           5,866         7,294
   Other accrued liabilities                                 9,882         8,524
   Income taxes payable                                      5,232         6,926
                                                         ---------     ---------
      Total current liabilities                             25,739        29,720

Long-term obligations                                        4,195         4,046

Commitments and contingencies                                    -             -

Stockholders' equity:
   Preferred stock, $.10 par value, 500 shares
      authorized, none issued                                    -             -
   Common stock, $.001 par value,  60,000 shares
      authorized, 26,533 and 26,286 shares issued and
      outstanding at December 31 and September 30, 1998         27            26
   Additional paid-in capital                              101,221        99,940
   Retained earnings                                        26,171        25,269
   Unrealized gain on available-for-sale securities          2,107         2,046
   Accumulated translation adjustment                         (445)       (1,945)
                                                         ---------     ---------
      Total stockholders' equity                           129,081       125,336
                                                         ---------     ---------
   Total liabilities and stockholders' equity            $ 159,015     $ 159,102
                                                         ---------     ---------
                                                         ---------     ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS.

                           PHOENIX TECHNOLOGIES LTD.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                 (unaudited)

                                                      Three Months Ended
                                                         December 31
                                                    ----------------------
                                                      1998           1997
                                                    -------        -------
Revenue:
  License fees                                      $24,233        $24,642
  Services                                            6,308          5,448
                                                    -------        -------
    Total revenue                                    30,541         30,090
Cost of revenue:
  License fees                                        1,651          2,852
  Services                                            4,649          3,536
                                                    -------        -------
    Total cost of revenue                             6,300          6,388
                                                    -------        -------
Gross margin                                         24,241         23,702
Operating expenses:
  Research and development                           10,067          9,220
  Sales and marketing                                 7,250          6,312
  General and administrative                          4,883          4,076
  Restructuring charge                                1,944              -
                                                    -------        -------
    Total operating expenses                         24,144         19,608
                                                    -------        -------
Income from operations                                   97          4,094

Interest income, net                                    901          1,214
Other income, net                                       329          1,093
                                                    -------        -------
Income before income taxes                            1,327          6,401
Provision for income taxes                              425          1,924
                                                    -------        -------
Net income                                          $   902        $ 4,477
                                                    -------        -------
                                                    -------        -------

Earnings per share:
  Basic                                             $  0.03        $  0.18
                                                    -------        -------
                                                    -------        -------
  Diluted                                           $  0.03        $  0.16
                                                    -------        -------
                                                    -------        -------

Shares used in earnings per share calculation:
  Basic                                              26,412         25,370
                                                    -------        -------
                                                    -------        -------
  Diluted                                            27,780         27,396
                                                    -------        -------
                                                    -------        -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         PHOENIX TECHNOLOGIES LTD.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)

                                                                  Three Months Ended
                                                                      December 31
                                                                ------------------------
                                                                  1998            1997
                                                                --------        --------
Cash flows from operating activities:
  Net income                                                    $    902        $  4,477
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                  3,010           2,207
    Effect of Award fiscal year conversion                             -          (1,660)
    Realized gain on sale of other marketable securities            (112)         (1,146)
    Change in operating assets and liabilities:
      Accounts receivable                                           (777)          3,892
      Prepaid expenses and other assets                            1,348          (1,738)
      Accounts payable                                            (2,218)            470
      Payroll and related liabilities                             (1,566)           (576)
      Other accrued liabilities                                    2,029           1,291
      Income taxes payable                                        (1,688)         (1,323)
                                                                --------        --------
        Total adjustments                                             26           1,417
                                                                --------        --------
    Net cash provided by operating activities                        928           5,894

Cash flows from investing activities:
  Maturity of short-term and long-term investments                24,342          20,446
  Purchases of short-term and long-term investments              (13,780)        (26,145)
  Proceeds from sale of other marketable securities                  117           1,193
  Purchases of property and equipment                               (739)         (1,480)
  Additions to computer software costs                            (1,305)         (1,608)
  Proceeds from the sale of minority interest in Softbank
    Content Group                                                      -           9,810
                                                                --------        --------
    Net cash provided by investing activities                      8,635           2,216

Cash flows from financing activities:
  Proceeds from stock purchases under stock option and
   stock purchase plans                                            1,121             844
  Repurchases of common stock                                          -          (2,263)
                                                                --------        --------
    Net cash provided by (used in) financing activities            1,121          (1,419)
                                                                --------        --------
Effect of exchange rate changes on cash and cash equivalents         481            (342)
                                                                --------        --------
Net increase in cash and cash equivalents                         11,165           6,349
Cash and cash equivalents at beginning of period                  44,234          46,800
                                                                --------        --------
Cash and cash equivalents at end of period                      $ 55,399        $ 53,149
                                                                --------        --------
                                                                --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded) during the period, net             $   (296)       $    238

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          PHOENIX TECHNOLOGIES LTD.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     Phoenix Technologies Ltd. ("Phoenix" or the "Company") designs, develops, markets and supports standards-based system and chip-level software for information platforms, including personal computers, servers, embedded systems, information appliances and peripherals. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly-owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three-month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999, or for any other future period.

     Certain amounts in the fiscal 1998 financial statements have been reclassified to conform to the fiscal 1999 presentation.

NOTE 2.  REVENUE RECOGNITION

     Effective October 1, 1998, the Company adopted Statement of Position
97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3.  CASH EQUIVALENTS

     All highly liquid securities purchased with an original maturity of less than three months are considered cash equivalents.

                          PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (unaudited)

NOTE 4.  RESTRUCTURING CHARGES

     In December 1998, the Company recorded a pre-tax restructuring charge of approximately $1.9 million. This charge included the costs of employee severance, facilities consolidations and streamlining certain field operations and other functions. The restructuring included closing the Company's offices in Texas and France, and the elimination of 38 positions in engineering, sales, marketing, and administration.

     Of the $8.9 million of restructuring and out-of-pocket merger and acquisition costs incurred and charged to operations in fiscal 1998 and the three-month period ended December 31, 1998, $2.7 million was unpaid as of December 31, 1998, most of which will be paid in fiscal 1999.

NOTE 5.  EARNINGS PER SHARE

     The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (in thousands, except per share amounts):

                                                               Three Months Ended
                                                                  December 31,
                                                               ------------------
                                                                1998        1997
                                                               ------      ------
Numerator:
Net income                                                     $  902      $4,477
                                                               ------      ------
                                                               ------      ------
Denominator:
Weighted average common shares outstanding -
 denominator for basic earnings per share                      26,412      25,370

Effect of dilutive securities using treasury stock method:
  Stock options                                                 1,235       1,588
  Warrants                                                        133         438
                                                               ------      ------
Total dilutive securities                                       1,368       2,026
                                                               ------      ------
Weighted average common and equivalent shares outstanding -
  denominator for diluted earnings per share                   27,780      27,396
                                                               ------      ------
                                                               ------      ------
Earnings per share:
  Basic                                                        $ 0.03      $ 0.18
                                                               ------      ------
                                                               ------      ------
  Diluted                                                      $ 0.03      $ 0.16
                                                               ------      ------
                                                               ------      ------

                          PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                (unaudited)

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

     As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in comprehensive income.

     Following are the components of comprehensive income or loss (in thousands):

                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                             1998         1997
                                                            ------      --------
Net income                                                  $  902      $  4,477

Foreign currency translation adjustments                     1,500          (991)

Unrealized gain (loss) on securities, net of tax:
  Unrealized holding gain (loss) arising during the period     116        (9,088)
  Less: reclassification adjustment for gains realized
   in net income                                               (55)         (928)
                                                            ------      --------
Other comprehensive income (loss)                            1,561       (11,007)
                                                            ------      --------
Comprehensive income (loss)                                 $2,463      $ (6,530)
                                                            ------      --------
                                                            ------      --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E AND
SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND IN PART II, ITEM 7 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998, AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

COMPANY OVERVIEW

     The Company designs, develops, markets and supports standards-based system and chip-level software for personal computers, servers, embedded systems, information appliances and peripherals. The Company's software provides compatibility, connectivity and manageability of the various components and technologies used in such devices. The Company provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. The Company markets and licenses its products and services primarily through a direct sales force, but also through regional distributors and sales representatives.

     The Company's operations include the following divisions:

     PLATFORM ENABLING: Develops and markets foundation software and related services to information platform OEMs and system integrators. Foundation software includes BIOS (Basic Input Output System) and related products.

     PICO AND PC ENHANCING: Provides system enhancing software for PCs as well as industrial, handheld, and consumer platforms in the emerging information appliance market. Examples include software products that manage system diagnostics, system security, power consumption and internet foundations.

     SEMICONDUCTOR IP (previously Interconnect): Provides synthesizable cores, related tools and firmware that help semiconductor manufacturers quickly incorporate industry standard interfaces into chip designs.

     In September 1998, Award Software International, Inc. ("Award") was merged with a wholly-owned subsidiary of the Company. Award is a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufacturers of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, each share of Award common stock was exchanged for 1.225 shares of Phoenix common stock, (an aggregate of approximately 8.8 million shares of Phoenix common stock). In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately 2.3 million and 0.5 million shares of Phoenix common stock, respectively. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. The consolidated statement of income for the three months ended December 31, 1997, has been restated to include the combined results of operations of Phoenix and Award.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Also in September 1998, Phoenix completed the acquisition of Sand Microelectronics, Inc. ("Sand"), a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). These ASICs are used to connect computers and peripheral devices using PCI, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of Phoenix common stock, stock options to purchase approximately 264,000 shares of Phoenix common stock (in exchange for Sand stock options), and up to $3.7 million payable through fiscal 2001 subject to achievement of certain performance objectives. The acquisition was accounted for using the purchase method of accounting.

REVENUE

     The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by platform for the three-month periods ended December 31, 1998 and 1997, was as follows (dollars in thousands):

                                                            % of Consolidated
                                 Amount                          Revenue
                          -------------------               -----------------
                            1998        1997     % CHANGE    1998      1997
                          -------     -------    --------    ----      ----
PC systems                $21,128     $22,866       (8%)      69%       76%
Information appliances      4,063       4,478       (9%)      13%       15%
Semiconductor               5,069       1,782      184%       17%        6%
Other                         281         964      (71%)       1%        3%
                          -------     -------                ---       ---
  Total revenue           $30,541     $30,090        1%      100%      100%
                          -------     -------                ---       ---
                          -------     -------                ---       ---

     The decline in PC systems revenue in the first quarter of fiscal 1999 was due to the impact of the loss of a major customer (who was acquired by a third party that now uses an internally developed BIOS) and a decline in average selling prices, primarily on desktop products. These decreases were partially offset by increased revenue generated by notebook products due to growth of the notebook PC market.

     The decrease in revenue from information appliances license fees and services was due to the timing of license fee payments and the discontinuance of certain Award products. Semiconductor revenue increased by nearly 200% due to the acquisition of Sand and continued demand for outsourced circuit intellectual property. The Company's USB and IEEE 1394 products contributed to most of this growth.

     The decline in other revenue for the first quarter of fiscal 1999 was due to $0.8 million of revenue generated in the first quarter of fiscal 1998 from shipments of a network management product which was subsequently discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Revenue by geographic region for the three-month periods ended December 31, 1998 and 1997, was as follows (dollars in thousands):

                                                            % of Consolidated
                                 Amount                          Revenue
                          -------------------               -----------------
                            1998        1997     % CHANGE    1998      1997
                          -------     -------    --------    ----      ----
North America             $10,008     $ 9,632       4%        33%       32%
Japan                       8,358       8,263       1%        27%       27%
Asia (excluding Japan)      9,104       8,903       2%        30%       30%
Europe                      3,071       3,292      (7%)       10%       11%
                          -------     -------                ---       ---
  Total revenue           $30,541     $30,090       1%       100%      100%
                          -------     -------                ---       ---
                          -------     -------                ---       ---

     North America revenue increased in the first quarter of fiscal 1999, as increased notebook and semiconductor IP revenue offset a decline in revenue due to the loss of a significant North American desktop customer (due to acquisition). Revenue in Europe decreased as a result of the timing of certain license fee payments. The Company's growth rate in PC revenue is expected to be impacted in future quarters by the significant customer loss and by lower PC prices.

     No customer accounted for more than 10% of revenue during the three months ended December 31, 1998 or 1997.

     Service revenue in the first quarter of fiscal 1999 increased 16% over the comparable period in fiscal 1998 due to two factors. Maintenance revenue increased due to the growing base of Semiconductor IP customers, and the Company's agreement with Intel was amended in fiscal 1998 such that a higher proportion of revenue relates to services.

GROSS MARGIN

     Gross margin as a percentage of revenue was 79% for both three-month periods ended December 31, 1998 and 1997. License fee gross margin increased to 93% in the first quarter of fiscal 1999 from 88% in the comparable quarter of fiscal 1998 due mostly to lower third-party royalty costs. The decline in third-party royalty costs was primarily due to the discontinuance of a network management product in fiscal 1998. Service gross margin as a percentage of revenue declined largely as a result of an amendment to the Intel agreement, which generated lower margins, and the timing of certain NRE revenue recognized in fiscal 1998.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three-month period ended December 31, 1998, increased $0.8 million (9%) to $10.1 million from the comparable period in fiscal 1998. The increase was primarily due to additional personnel resulting from the Sand acquisition and a reduction in the amount of internal development costs that were capitalized. The Company capitalized $0.6 million of internal software development costs for the three-month period ended December 31, 1998, as compared to $1.4 million for the same period in fiscal 1998. The decrease in capitalization of development costs was due to a higher proportion of costs being incurred on non-capitalizable projects, including the development of foundation software related to Intel's next-generation architecture, IA-64, and tools associated with the deployment of the Company's products.

     The Company believes that continued investment in new and evolving technologies is essential to meet rapidly changing industry requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three-month period ended December 31, 1998 increased $0.9 million (15%) from the comparable period in fiscal 1998. The increase was primarily due to expanded participation in major tradeshows and industry events and increased spending on public relations activities.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three-month period ended December 31, 1998, increased $0.8 million (20%) from the comparable period in the prior year. This increase was principally due to amortization of goodwill associated with the purchase of Sand and an increase in the Company's provision for uncollectible accounts.

COST OF RESTRUCTURING

     In December 1998, the Company recorded a pre-tax restructuring charge of approximately $1.9 million. This charge included the costs of employee severance, facilities consolidations and streamlining certain field operations and other functions. The restructuring included closing the Company's offices in Texas and France, and the elimination of 38 positions in engineering, sales, marketing and administration.

INTEREST AND OTHER INCOME, NET

     Net interest income for the three-month period ended December 31, 1998, decreased $0.3 million (26%) from the comparable period in fiscal 1998. This decrease was primarily due to lower average cash balances, as $18.6 million was paid for the acquisition of Sand.

     Other income (net) for the three-month period ended December 31, 1998, decreased $0.8 million (70%) from the comparable period in fiscal 1998. The decrease was due to the sale of fewer shares of Xionics Document Technologies, Inc. ("Xionics") common stock at lower selling prices. The Company sold 28,000 common shares of Xionics stock at an average price of $4.00 per share in the first quarter of 1999 as compared to 89,000 shares at an average selling price of $12.88 per share in the first quarter of fiscal 1998. At December 31, 1998, the Company owned approximately 1,021,000 shares of Xionics stock with a market value of approximately $3.5 million.

PROVISION FOR INCOME TAXES

     The Company recorded an income tax provision of $0.4 million (32% effective tax rate) for the three-month period ended December 31, 1998, as compared to $1.9 million (30% effective tax rate) for the comparable period in fiscal 1998. The effective tax rate increased due to the nondeductible amortization of goodwill from the Sand acquisition, offset by favorable tax benefits of the Company's Foreign Sales Corporation. The Company's effective tax rate has been lower than the U.S. combined Federal and state statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity include cash, cash equivalents, short-term investments, other marketable securities and a $10 million revolving credit facility with a commercial bank that expires in March 1999. There were no borrowings outstanding under the credit facility at December 31, 1998. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

     In fiscal 1997, the Board of Directors authorized the repurchase of up to 1,000,000 shares of outstanding common stock under a share repurchase program. The Company repurchased and retired approximately 645,000 shares at a cost of approximately $8.6 million until the program was terminated in April 1998.

CHANGES IN FINANCIAL CONDITION

     Net cash generated from operating activities in the three months ended December 31, 1998 was $0.9 million after the payment of approximately $3.7 million in merger-related costs which were accrued in the quarter ended September 30, 1998. Net cash provided by investing activities in the three-month period was $8.6 million. This consisted primarily of net proceeds received from the sale of short-term and long-term investments of $10.5 million, partially offset by purchases of property and equipment of $1.3 million, and additions to computer software costs of $0.7 million. Cash generated from financing activities during the first three months of fiscal 1999 was $1.1 million from the exercise of common stock options and issuance of stock under the Company's employee stock purchase plan.

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

     The Company's BIOS products are in different stages of Y2K compliance. BIOS-related products sold or licensed after fiscal 1995 are designed to automatically handle Year 2000 date changes and leap year calculations. The Company's BIOS products prior to that date are manually compliant, which means that end users must change the date on their system at or after the December 31, 1999 in order for the system date to be proper. The Company has identified one

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

version of BIOS licensed for a period of approximately 12 months by Award Software during 1994 and 1995 that was not manually compliant.

     The Company's semiconductor IP product lines do not handle date-related functions and accordingly do not appear to have Year 2000 issues. The Company discontinued its consumer software product lines in 1996. Accordingly, the Company does not believe that a significant number of these products will remain in use as of December 31, 1999. The Company has developed a list of all products it sold and licensed and has begun assessing the level of compliance of these products. This effort is expected to be completed in the second quarter of the Company's 1999 fiscal year.

     REMEDIAL STEPS. The Company sells and licenses its products directly to OEMs, and therefore does not have direct customer relationships with end users of PCs or information appliances. Nonetheless, for any products deemed to be less than fully compliant, the Company will make available to end users software upgrades, fixes or patches. These solutions will be available to users through the Company's web site and by mail, if necessary. The Company will also make these solutions available to OEM customers for placement by those customers on their respective web sites or distribution by other means, as they deem appropriate. Where appropriate, the Company will undertake other efforts to inform and deliver solutions to end users. However, there can be no assurance that end users of products containing software sold or licensed by the Company will take steps to download these solutions from the Internet, or that such end users will have Internet access, which will require the Company to find other means of delivery. The Company believes that the incremental costs of providing these solutions to customers will not be significant.

     EXPOSURE. The Company continues to identify and assess the state of Y2K compliance of those products it sold or licensed that remain in use. There can be no assurance that the Company will be able to identify all compliance issues for each of the products it has sold or licensed during its history.

INFORMATION TECHNOLOGY AND OTHER SYSTEMS

     The Company's plans for dealing with the Year 2000 include surveying and testing or certifying all of the hardware and software used in the Company for compliance, performing remediation where necessary and developing a contingency plan for the Year 2000.

     CURRENT STATUS. The Company's internal systems are generally based on commercially available software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of the Company's hardware, including networking hardware, is three years old or less. Software products in use range in age generally from several months to approximately ten years old. The Company uses Oracle Financials for its primary financial system, which has been upgraded recently and which Oracle represents is Y2K compliant. The Company is in the process of implementing a replacement for the code management system used in product development and deployment. The system is Y2K compliant.

     The Company has developed a Y2K project plan, approved by the Board of Directors, and is in the process of testing its hardware and software. A key element of the plan is to assure that all firmware and software is identified and tested. Most of the computers, and the applications thereon,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

can be tested over the Company's wide area network. However there are also embedded firmware and software in other systems, such as building access and temperature control systems, which will require individual testing and possibly remediation. The project plan is targeted for completion in June 1999. To date, less than 50% of all project tasks have been completed.

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

     COST OF COMPLIANCE TESTING AND REMEDIATION. The Company has spent approximately $50,000 in testing and upgrades to date. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of Phoenix personnel involved in the project. The Company's Information Technology personnel estimates that they will spend approximately 15% of their time over the next fiscal year on Y2K issues at an approximate cost of $250,000. Software purchases and certain other vendor costs are generally capitalized and depreciated, while costs specific to Y2K are charged directly to expense.
Total anticipated Y2K expenditures are being funded through operating cash flows and are not expected to be material to the Company's financial condition. However, there can be no assurance that additional and material unanticipated costs will not arise during the course of testing, certification and remediation. In addition, there can be no assurance that the estimates of time and cost contained herein will be achieved, and actual results could differ materially from those anticipated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

WORST CASE SCENARIO AND CONTINGENCY PLANS

     The most reasonably likely worst case scenario would include significant costs and business interruptions associated with: 1) previously undetected errors in the Company's products, 2) Year 2000 litigation, as currently being experienced by other software vendors, 3) a significant disruption of the Company's internal information systems and 4) the failure of infrastructure services provided by government agencies and other third parties (e.g., air travel, banking, utilities, etc.). Third-party litigation regarding Y2K compliance could require a significant amount of management time and Company resources to defend itself. The Company does not currently have a contingency plan for the Year 2000, but plans to develop one during fiscal 1999. The plan will cover rapid response to customer and end-user problems as well as manual or other temporary remedies in the event of failure of Company or third party systems. In addition, the plan will include comprehensive tests of internal systems. There can be no assurance that the actions being taken, as described above, will prevent any Y2K problems. In addition, there can be no assurance that the contingency plans will be sufficient to counteract such problems, which could result in a material adverse effect upon the Company's business, operating results and financial condition.

PART  II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  EXHIBITS.  See Exhibit Index beginning on page 19 hereof.

            (b)  REPORTS ON FORM 8-K.

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


                                        PHOENIX TECHNOLOGIES LTD.


Date:  February 15, 1999                By: /s/ WILLIAM E. MEYER
                                            ------------------------------
                                            William E. Meyer
                                            Vice President, Finance and
                                              Chief Accounting Officer

                                EXHIBIT INDEX

Exhibit
-------
27      Financial Data Schedule.