Form 10-Q
period 1999-03-31
PHOENIX TECHNOLOGIES LTD
filed 1999-05-14
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                         Commission file number 0-17111

                            PHOENIX TECHNOLOGIES LTD.
             (Exact name of Registrant as specified in its charter)

              Delaware                                  04-2685985
-------------------------------------    -------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

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

                  YES       X             NO
                       -------------           ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                       26,817,516
---------------------------------------  ---------------------------------------
               Class                          Number of Shares Outstanding at
                                                       April 30, 1999

                           Exhibit Index is on Page 21

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and September 30, 1998.............................3

           Condensed Consolidated Statements of Income for the
           Three and Six Months Ended March 31, 1999 and 1998................4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended March 31, 1999 and 1998..........................5

           Notes to Condensed Consolidated Financial Statements..............6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................9

PART  II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders...........18

     Item 6.  Exhibits and Report on Form 8-K

           Exhibits  .......................................................19

           Reports on Form 8-K..............................................19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                     March 31,        September 30,
                                                                                       1999                1998
                                                                                 -----------------   -----------------
                                         Assets                                    (unaudited)             (1)

Current assets:

      Cash and cash equivalents                                                        $  46,478           $  44,234
      Short-term investments                                                              24,613              27,063
      Accounts receivable, net of allowances of $1,209 at
         March 31, 1999 and $1,113 at September 30, 1998                                  33,696              28,446
      Other current assets                                                                 6,298               7,120
                                                                                 -----------------   -----------------
         Total current assets                                                            111,085             106,863

Other marketable securities                                                                9,363               7,782
Property and equipment, net                                                               12,704              13,244
Computer software costs, net                                                              15,494              16,575
Goodwill and other intangible assets, net                                                 11,426              12,693
Other assets                                                                               1,534               1,945
                                                                                 -----------------   -----------------
      Total assets                                                                     $ 161,606           $ 159,102
                                                                                 =================   =================
                          Liabilities and Stockholders' Equity

Current liabilities:

      Accounts payable                                                                 $   3,307           $   6,976
      Payroll and related liabilities                                                      6,454               7,294
      Other accrued liabilities                                                            9,568               8,524
      Income taxes payable                                                                 5,742               6,926
                                                                                 -----------------   -----------------
         Total current liabilities                                                        25,071              29,720

Long-term obligations                                                                      3,906               4,046

Commitments and contingencies                                                                  -                   -

Stockholders' equity:

      Preferred stock, $.10 par value, 500 shares
         authorized, none issued                                                               -                   -
      Common stock, $.001 par value, 60,000 shares
         authorized, 26,765 and 26,286 shares issued and
         outstanding at March 31, 1999 and September 30, 1998                                 27                  26
      Additional paid-in capital                                                         102,048              99,940
      Retained earnings                                                                   29,755              25,269
      Accumulated other comprehensive income                                                 799                 101
                                                                                 -----------------   -----------------
         Total stockholders' equity                                                      132,629             125,336
                                                                                 -----------------   -----------------
      Total liabilities and stockholders' equity                                       $ 161,606           $ 159,102
                                                                                 =================   =================


(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended September 30, 1998.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                           Three Months Ended                  Six Months Ended
                                                                March 31,                         March 31,
                                                     -------------------------------    ------------------------------
                                                         1999            1998               1999            1998
                                                     -------------- ----------------    --------------  --------------
  Revenue:
       License fees                                       $25,740          $25,859           $49,973         $50,501
       Services                                             5,820            5,939            12,128          11,387
                                                     -------------- ----------------    --------------  --------------
            Total revenue                                  31,560           31,798            62,101          61,888
  Cost of revenue:
       License fees                                         1,327            1,770             2,445           4,622
       Services                                             4,184            4,007             8,833           7,543
       Amortization of purchased technology                   533                -             1,066               -
                                                     -------------- ----------------    --------------  --------------
            Total cost of revenue                           6,044            5,777            12,344          12,165
                                                     -------------- ----------------    --------------  --------------
  Gross margin                                             25,516           26,021            49,757          49,723
  Operating expenses:
       Research and development                             9,726           10,685            19,793          19,905
       Sales and marketing                                  7,138            7,447            14,388          13,759
       General and administrative                           3,368            4,138             7,626           8,214
       Amortization of goodwill and
            acquired intangible assets                        627                -             1,252               -
       Restructuring charge                                     -                -             1,944               -
                                                     -------------- ----------------    --------------  --------------
            Total operating expenses                       20,859           22,270            45,003          41,878
                                                     -------------- ----------------    --------------  --------------
  Income from operations                                    4,657            3,751             4,754           7,845

  Interest and other income, net                              614            1,165             1,844           3,472

                                                     -------------- ----------------    --------------  --------------
  Income before income taxes                                5,271            4,916             6,598          11,317
  Provision for income taxes                                1,687            1,541             2,112           3,465
                                                     -------------- ----------------    --------------  --------------
  Net income                                              $ 3,584          $ 3,375           $ 4,486         $ 7,852
                                                     ============== ================    ==============  ==============

  Earnings per share:
       Basic                                               $ 0.13           $ 0.13            $ 0.17          $ 0.31
                                                     ============== ================    ==============  ==============
       Diluted                                             $ 0.13           $ 0.13            $ 0.16          $ 0.29
                                                     ============== ================    ==============  ==============

  Shares used in earnings per share calculation:
       Basic                                               26,656           25,337            26,615          25,324
                                                     ============== ================    ==============  ==============
       Diluted                                             27,996           26,791            28,010          26,959
                                                     ============== ================    ==============  ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                             Six Months Ended
                                                                                                 March 31,
                                                                                   -----------------------------------
                                                                                          1999              1998
                                                                                   -----------------   ---------------
Cash flows from operating activities:
     Net income                                                                           $  4,486          $  7,852
     Reconciliation to net cash provided by operating activities:
         Depreciation and amortization                                                       6,469             4,181
         Effect of Award fiscal year conversion                                                  -            (1,660)
         Realized gain on sale of other marketable securities                                 (112)           (1,146)
         Change in operating assets and liabilities:
              Accounts receivable                                                           (5,074)              359
              Other assets                                                                   1,533            (1,836)
              Accounts payable                                                              (3,643)              284
              Payroll and related liabilities                                                 (927)              551
              Other accrued liabilities                                                        721             2,074
              Income taxes payable                                                          (1,182)           (1,656)
                                                                                   -----------------   ---------------
                  Total adjustments                                                        (2,215)             1,151
                                                                                   -----------------   ---------------
         Net cash provided by operating activities                                           2,271             9,003

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                       24,342            31,377
     Purchases of short-term and long-term investments                                     (24,011)          (29,322)
     Proceeds from sale of other marketable securities                                         117             1,193
     Purchases of property and equipment                                                    (1,637)           (2,833)
     Additions to computer software costs                                                   (1,963)           (2,654)
     Proceeds from the sale of minority interest in Softbank
         Content Group                                                                           -             9,810
                                                                                   -----------------   ---------------
         Net cash provided by (used in) investing activities                               (3,152)             7,571

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                      -                72
     Proceeds from stock purchases under stock option and
         stock purchase plans                                                                2,058             1,090
     Repurchases of common stock                                                                 -            (3,553)
                                                                                   -----------------   ---------------
         Net cash provided by (used in) financing activities                                 2,058            (2,391)
                                                                                   -----------------   ---------------
Effect of exchange rate changes on cash and cash equivalents                                 1,067              (307)
                                                                                   -----------------   ---------------
Net increase in cash and cash equivalents                                                    2,244            13,876
Cash and cash equivalents at beginning of period                                            44,234            46,800
                                                                                   -----------------   ---------------
Cash and cash equivalents at end of period                                                $ 46,478          $ 60,676
                                                                                   =================   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid (refunded) during the period, net                                       $   (293)         $    306



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.     BASIS OF PRESENTATION

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") designs, develops, markets and supports standards-based system and chip-level software for information platforms, including personal computers, servers, embedded systems, information appliances and peripherals. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly-owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six-month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999, or for any other future period.

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

                            PHOENIX TECHNOLOGIES LTD.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

NOTE 4.     RESTRUCTURING CHARGES

         In December 1998, the Company recorded a restructuring charge of approximately $1.9 million. This charge included the costs of employee severance and facilities consolidations associated with closing the Company's offices in Texas and France, and the elimination of 38 positions in engineering, sales, marketing, and administration.

         Of the $8.9 million of restructuring and out-of-pocket merger and acquisition costs incurred and charged to operations in fiscal 1998 and the quarter ended December 31, 1998, $1.6 million was unpaid as of March 31, 1999, most of which will be paid in the last half of fiscal 1999.

NOTE 5.     EARNINGS PER SHARE

         The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                 Three Months Ended               Six Months Ended
                                                                      March 31,                       March 31,
                                                          ------------------------------   ----------------------------
                                                                 1999           1998            1999           1998
                                                          --------------- --------------   ------------- --------------
  Numerator:
    Net income                                                 $ 3,584        $ 3,375         $ 4,486     $  7,852
                                                          =============== ==============   ============= ==============
  Denominator:
    Weighted average common shares
         outstanding -- denominator for basic
         earnings per share                                     26,656         25,337          26,615         25,324

    Effect of dilutive securities (Treasury Stock
         Method):
      Stock options                                              1,205          1,028           1,261          1,193
      Warrants                                                     135            426             134            442
                                                          --------------- --------------   ------------- --------------
           Total dilutive securities                             1,340          1,454           1,395          1,635

    Weighted average common and equivalent
       shares outstanding -- denominator
       for diluted earnings per share                           27,996         26,791          28,010         26,959
                                                          =============== ==============   ============= ==============

  Earnings per share:

     Basic                                                     $  0.13        $  0.13          $ 0.17         $ 0.31
                                                          =============== ==============   ============= ==============

     Diluted                                                   $  0.13        $  0.13          $ 0.16         $ 0.29
                                                          =============== ==============   ============= ==============


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

         Following are the components of comprehensive income or loss (IN THOUSANDS):


                                                               Three Months Ended              Six Months Ended
                                                                    March 31,                      March 31,
                                                           ----------------------------  -----------------------------
                                                                1999          1998             1999          1998
                                                           ------------- --------------  -------------- --------------
   Net income                                                  $ 3,584       $ 3,375          $ 4,486       $ 7,852

   Foreign currency translation adjustments                       (478)          555            1,022          (436)

   Unrealized gain (loss) on securities, net of tax               (385)        1,214             (324)       (8,802)

                                                           ------------- --------------  -------------- --------------
   Other comprehensive income (loss)                              (863)        1,769              698        (9,238)
                                                           ------------- --------------  -------------- --------------
   Comprehensive income (loss)                                 $ 2,721       $ 5,144          $ 5,184       $(1,386)
                                                           ============= ==============  ============== ==============

NOTE 7.     SUBSEQUENT EVENT

        In April 1999, the Company's Board of Directors authorized the repurchase of up to $25 million of outstanding common stock at a maximum price per share of $10. In May 1999, the Company's Board of Directors increased the maximum per share price to $12.50.

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

COMPANY OVERVIEW

         The Company designs, develops, markets and supports standards-based system and chip-level software for information platforms, including personal computers, servers, embedded systems, information appliances and peripherals. The Company's software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. The Company provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. The Company markets and licenses its products and services primarily through a direct sales force, but also through regional distributors and sales representatives.

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

         In September 1998, Award Software International, Inc. ("Award") was merged with a wholly-owned subsidiary of the Company. Award is a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufacturers of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, each share of Award common stock was exchanged for 1.225 shares of Phoenix common stock (an aggregate of approximately 8.8 million shares of Phoenix common stock). In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately 2.3 million and 0.5 million shares of Phoenix common stock, respectively. The transaction was accounted for as a pooling of interests

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for financial reporting purposes, and was structured to qualify as a tax-free reorganization. The consolidated statements of income for the three and six months ended March 31, 1998, have been restated to include the combined results of operations of Phoenix and Award.

         Also in September 1998, Phoenix completed the acquisition of Sand Microelectronics, Inc. ("Sand"), a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). These ASICs are used to connect computers and peripheral devices using PCI, AGP, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of Phoenix common stock, stock options to purchase approximately 264,000 shares of Phoenix common stock (in exchange for Sand stock options), and up to $3.7 million payable through fiscal 2001, subject to the achievement of certain performance objectives. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Sand subsequent to the date of acquisition have been included in the consolidated results of operations of the Company.

REVENUE

         The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by platform for the three and six-month periods ended March 31, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):




                                                                                             % of Consolidated
                                                   Amount                                        Revenue
                                          ----------------------------                 ---------------------------
   Three months ended March 31:                  1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
     PC systems                              $ 22,317      $ 25,114            (11%)          71%           79%
     Information appliances                     3,915         3,970             (1%)          12%           12%
     Semiconductor                              5,328         2,535            110%           17%            8%
     Other                                          -           179           (100%)           0%            1%
                                          -------------- -------------                 ------------- -------------
          Total revenue                      $ 31,560      $ 31,798             (1%)         100%          100%
                                          ============== =============                 ============= =============


                                                                                             % of Consolidated
                                                   Amount                                        Revenue
                                          ----------------------------                 ---------------------------
   Six months ended March 31:                    1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
     PC systems                              $ 43,445      $ 47,980             (9%)          70%           77%
     Information appliances                     7,978         8,448             (6%)          13%           14%
     Semiconductor                             10,397         4,317            141%           16%            7%
     Other                                        281         1,143            (75%)           1%            2%
                                          -------------- -------------                 ------------- -------------
          Total revenue                      $ 62,101      $ 61,888              0%          100%          100%
                                          ============== =============                 ============= =============


         The declines in PC systems revenues in the second quarter and first six months of fiscal 1999 of 11% and 9%, respectively, from the comparable periods last year were due to the loss of a significant North American desktop customer (due to acquisition) and declines in average selling prices, primarily on desktop products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The decrease of 6% in revenue from information appliances for the six-month period ended March 31, 1999, was due to the timing of license fee payments and the discontinuance of certain Award products.

         Semiconductor revenue increased 110% and 141% in the second quarter and the first six months of fiscal 1999, respectively, due to the acquisition of Sand and the continued demand for outsourced circuit intellectual property. The Company's USB and IEEE 1394 products contributed to most of this growth.

         The decline in other revenue for the six months ended March 31, 1999, was due to $0.8 million of revenue generated in the first quarter of fiscal 1998 from shipments of a network management product, which was subsequently discontinued.

         Revenue by geographic region for the three and six-month periods ended March 31, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):


                                                                                             % of Consolidated
                                                   Amount                                        Revenue
                                          ----------------------------                 ---------------------------
   Three months ended March 31:                  1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
        North America                          $11,182        $11,472           (3%)           35%           36%
        Japan                                    8,846          8,677            2%            28%           27%
        Asia (excluding Japan)                   8,711          7,870           11%            28%           25%
        Europe                                   2,821          3,779          (25%)            9%           12%
                                          -------------- -------------                  ------------- -------------
            Total revenue                      $31,560        $31,798           (1%)          100%          100%
                                           ============== ==============                ============= =============

                                                                                             % of Consolidated
                                                   Amount                                        Revenue
                                          ----------------------------                 ---------------------------
   Six months ended March 31:                    1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
        North America                          $21,190        $21,104            0%            34%           34%
        Japan                                   17,204         16,940            2%            28%           27%
        Asia (excluding Japan)                  17,815         16,773            6%            29%           27%
        Europe                                   5,892          7,071          (17%)            9%           12%
                                          -------------- -------------                 ------------- -------------
            Total revenue                      $62,101        $61,888            0%           100%          100%
                                          ============== ==============                 ============= =============


         North America revenue decreased in the second quarter due to a decline in revenue from a significant North American desktop customer as noted above. Asian revenue increased and European revenue declined in the three and six-month periods due to the outsourcing of manufacturing by European OEMs to Asian PC and motherboard manufacturers. The Company's growth rate in PC revenue is expected to be impacted in future quarters by the significant customer loss and lower average selling prices generated from the transition of manufacturing to Asia.

         No customer accounted for more than 10% of revenue during the three and six-months ended March 31, 1999 or 1998.

         Service revenue in the three and six-month periods ended March 31, 1999, decreased 2% and increased 7% over the comparable periods in fiscal 1998, respectively. The second quarter decrease was mostly due to a slowdown in the release of new Intel chipset technologies. The increase in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

six-month period was due to increased maintenance revenue from the growing base of semiconductor IP customers.

GROSS MARGIN

         Gross margin as a percentage of revenue was 81% and 82% for the three-month periods ended March 31, 1999 and 1998, respectively. Gross margin as a percentage of revenue was 80% for both six-month periods ended March 31, 1999 and 1998. Service gross margin as a percentage of revenue declined to 28% and 27%, respectively, in the three and six-month periods ended March 31, 1999, from 33% and 34% in the comparable periods of fiscal 1998. These decreases were largely as a result of the timing of certain NRE revenue generated in fiscal 1998, and an amendment to the Company's agreement with Intel such that a higher proportion of revenue relates to services that have lower gross margins.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended March 31, 1999, decreased $1.0 million (9%) from the comparable period in fiscal 1998. This decrease was primarily due to an increase in the portion of internal development costs that were dedicated to deployment efforts and therefore recognized as cost of sales, and lower recruiting costs.

         Research and development expenses for the six months ended March 31, 1999, remained approximately unchanged at $19.8 million, or 32% of revenue.

         The Company capitalized $0.9 million and $1.5 million of internal software development costs for the three and six-month periods ended March 31, 1999, respectively, as compared to $1.0 million and $2.5 million for the same periods in fiscal 1998. These decreases in capitalization of development costs were due to a higher proportion of costs being incurred on non-capitalizable projects, including the development of enabling software related to Intel's next-generation architecture, IA-64, and tools associated with the deployment of the Company's products. The Company believes that continued investment in new and evolving technologies is essential to meet the rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three-month period ended March 31, 1999, decreased $0.3 million (4%) from the comparable period in fiscal 1998. This decrease was primarily due to a 7% decrease in personnel, as the Company has begun to successfully leverage marketing resources with the combined companies of Phoenix and Award.

         Sales and marketing expenses for the six-month period ended March 31, 1999, increased $0.6 million (5%) from the comparable period in fiscal 1998. This increase was primarily due to expanded participation in major tradeshows and industry events and increased spending on public relations activities, partially offset by decreased personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three and six-month periods ended March 31, 1999, decreased $0.8 million (19%) and $0.6 million (7%), respectively, from the comparable periods in the prior year. These decreases were principally due to decreased personnel and the reversal of certain excess costs accrued in prior quarters.

COST OF RESTRUCTURING

         In December 1998, the Company recorded a restructuring charge of approximately $1.9 million. This charge included the costs of employee severance and facilities consolidations associated with closing the Company's offices in Texas and France, and the elimination of 38 positions in engineering, sales, marketing and administration.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three and six-month periods ended March 31, 1999, decreased $0.6 million (47%) and $1.6 million (47%), respectively, from the comparable periods in fiscal 1998. This decrease for the three-month period was primarily due to lower average cash balances, as $18.6 million was paid for the acquisition of Sand. The decrease for the six-month period was due to lower average cash balances as noted above and the sale of fewer shares of Xionics Document Technologies, Inc. ("Xionics") common stock at lower selling prices. The Company sold 28,000 common shares of Xionics stock at an average price of $4.24 per share in the first half of fiscal 1999 as compared to 89,000 shares at an average selling price of $13.48 per share in the first half of fiscal 1998. At March 31, 1999, the Company owned approximately 1,021,000 shares of Xionics stock with a market value of approximately $2.9 million.

PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $1.7 million and $2.1 million for the three and six-month periods ended March 31, 1999, respectively, as compared to $1.5 million and $3.5 million for the comparable periods in fiscal 1998. The fiscal 1999 provisions for income taxes reflect an effective tax rate of 32% as compared to 31% in the respective periods in the prior fiscal year. The effective tax rate increased due to the nondeductible amortization of goodwill from the Sand acquisition, offset by favorable tax benefits of the Company's Foreign Sales Corporation. The Company's effective tax rate has been lower than the U.S. combined Federal and state statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity include cash, cash equivalents, short-term investments, and other marketable securities. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

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

         In April 1999, the Company's Board of Directors authorized the repurchase of up to $25 million of outstanding common stock at a maximum price per share of $10. In May 1999, the Company's Board of Directors increased the maximum share price for repurchases to $12.50 per share.

CHANGES IN FINANCIAL CONDITION

         Net cash generated from operating activities in the six months ended March 31, 1999 and 1998, were $2.3 million and $9.0 million, respectively, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities in the six-month period ended March 31, 1999, was $3.2 million. It consisted primarily of $0.3 million of net maturities of short-term and long-term investments, $1.6 million in purchases of property and equipment, and $2.0 million in additions to computer software costs. Net cash provided by investing activities in the six-month period ended March 31, 1998, was $7.6 million. This consisted primarily of net maturities of short-term and long-term investments of $2.0 million, purchases of property and equipment of $2.8 million, additions to computer software costs of $2.7 million, and proceeds from the sale of a minority interest in Softbank Content Group for $9.8 million. Cash generated from financing activities during the six months ended March 31, 1999, was $2.1 million, consisting of the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan. Cash used in financing activities in the comparable period in fiscal 1998 was $2.4 million, consisting primarily of $3.6 million to repurchase common stock of the Company, partially offset by $1.1 million generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan.

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

PHOENIX PRODUCTS

         HISTORY. Since its inception, the Company has sold or licensed various products, including BIOS products, semiconductor intellectual property and consumer software. BIOS software performs, among other functions, certain date related changes for PC systems.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's BIOS products fall into differing definitions of Y2K compliance. BIOS-related products sold or licensed after fiscal 1995 are generally designed to automatically handle millennium date changes and leap year calculations. The Company's BIOS products prior to that date are manually compliant, which mean that end users must change the date on their system at or after December 31, 1999 in order for the system date to be proper. The Company has identified one product line that was not manually compliant.

         The Company's semiconductor IP product lines do not handle date-related functions and accordingly do not implicate Year 2000 issues. The Company discontinued its consumer software product lines in 1996. Accordingly, the Company does not believe that a significant number of these products will remain in use on January 1, 2000. The Company has developed a list of all products it sold and licensed and continues to assess the level of compliance of these products. This effort is expected to be completed in the third quarter of the Company's 1999 fiscal year.

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

         CURRENT STATUS. The Company's internal systems are generally based on purchased software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of hardware, including networking hardware, is three years old or less. Software products in use range in age generally from the latest upgrade to approximately ten years old. The Company uses Oracle for its primary financial system, which has been upgraded recently and which Oracle represents is Y2K compliant. The Company is in the process of selecting a replacement for the source code management system used in product development and deployment. The replacement, as all new software purchases, must be Y2K compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has developed a project plan, approved by the Board of Directors, and is in the process of testing its internal use hardware and software. A key element of the plan is to assure that all firmware and software is identified and tested, and various elements have been assigned to specific individuals. Most of the computers, and the applications thereon, can be tested over the Company's wide area network. The software and hardware part of the plan is targeted for completion in September 1999; to date, less than 40% of all project tasks have been completed.

         However, there are also embedded firmware and software in other systems, such as building access and temperature control systems, which will require individual testing and possibly remediation. The facilities part of the plan is targeted for completion in June 1999; to date, 75% of this plan has been completed. Y2K compliance letters have been received from suppliers and are considered sufficient. There will be no testing of the utility power and building systems such as HVAC and fire alarms. Remediation of non-compliant systems is in progress and expected to be complete by the end of June 1999.

         All employees have been alerted to the Y2K issues.

         TEST, CERTIFICATION AND REMEDIATION. Third-party software is being used to audit each of the computer systems and inventory all applications in use. The application information will be compared to vendor or other published databases with Y2K compliance information. Remedial action, where necessary, which usually involves acquiring and implementing an upgrade, will be performed in groups based on the level of priority. For those applications not found in the published Y2K information, the vendors will be contacted, and where necessary, upgrades will be acquired and implemented. There will be some applications where the vendor no longer exists, in which case a determination will be made, based on importance, to test and, if necessary, modify, replace or ignore the application.

         COST OF COMPLIANCE TESTING AND REMEDIATION. The Company has spent approximately $110,000 in testing and upgrades to date. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of Phoenix personnel involved in the project. The Company's Information Technology personnel will spend approximately 15% of their time over the current fiscal year on Y2K issues at an approximate cost of $250,000. Software purchases and certain other vendor costs are capitalized and depreciated while other costs are charged directly to expense. Year 2000 expenses are being funded through operating cash flows. Total anticipated Y2K expenditures are not material to the Company's financial condition. However, there can be no assurance that additional and material unanticipated costs will not arise during the course of testing, certification and remediation. In addition, there can be no assurance that the estimates of time and cost contained herein will be achieved, and actual results could differ materially from those anticipated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

While responses to date or their published Y2K readiness have been satisfactory, the Company has information on less than 60% of the significant vendors. Further, there can be no assurance that unanticipated processing or supply problems will not occur at the turn of the century.

         The Company does not currently have any information concerning the Y2K readiness of its customers. In the event that the Company's significant customers do not successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

         CONTINGENCY PLANNING AND WORST CASE SCENARIO. Contingency plans are not yet in place but mission critical systems have been identified and worksheets are being developed for each system. Contingency plans are targeted to be in place by September 1999. If Phoenix is required to implement any of these contingency plans, doing so could have a material adverse effect on the Company's financial condition and results of operations. Phoenix's ability to achieve Year 2000 Compliance and the level of incremental associated costs, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, various parties' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. Such failures could have a material adverse effect on Phoenix's business, financial condition and results of operations.

EURO

         The Company is addressing the issues raised by the introduction of the Single European Currency ("Euro") on January 1, 1999 and during the transition period through January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro have been made Euro capable without material system modification costs. Further internal systems changes will be made during the three-year transition phase in preparation for the ultimate withdrawal of the legacy currencies in July 2002, and the costs of these changes are not expected to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange activities, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or overall trends in the results of operations.

PART  II.     OTHER  INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an Annual Meeting of its Stockholders on January 20, 1999, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected Charles Federman and Jack Kay as Class 3 Directors to serve until the 2001 Annual Meeting of Stockholders. The vote on the matter was as follows:

             Charles Federman:
                  FOR                                        20,805,693
                  WITHHELD/AGAINST                              180,990

             Jack Kay:
                  FOR                                        20,795,252
                  WITHHELD/AGAINST                              191,431


APPROVAL OF THE 1999 STOCK PLAN: The stockholders adopted the 1999 Stock Plan under which 1,100,000 shares of the Company's Common Stock were reserved for issuance pursuant to awards granted under the plan. The vote on the matter was as follows:


                  FOR                                         8,496,638
                  AGAINST                                     3,670,341
                  ABSTAIN                                       305,435
                  BROKERS NON-VOTES                           8,514,269


APPROVAL OF THE AMENDED AND RESTATED 1991 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the Amended 1991 Employee Stock Purchase Plan, which included an increase to the number of shares reserved for issuance thereunder by 350,000 shares. The vote on the matter was as follows:


                  FOR                                        11,558,924
                  AGAINST                                       619,182
                  ABSTAIN                                       294,308
                  BROKERS NON-VOTES                           8,514,269


APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending September 30, 1999. The vote on the matter was as follows:


                  FOR                                        20,861,144
                  AGAINST                                        96,472
                  ABSTAIN                                        29,067
                  BROKERS NON-VOTES                                  --


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS. See Exhibit Index beginning on page 21 hereof.

                  (b) REPORTS ON FORM 8-K.

                      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHOENIX TECHNOLOGIES LTD.

Date:  May 14, 1999                            By:  /s/ WILLIAM E. MEYER
                                                  -------------------------
                                                    William E. Meyer
                                                    Vice President, Finance and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit

27       Financial Data Schedule.