Form 10-Q
period 1999-06-30
PHOENIX TECHNOLOGIES LTD
filed 1999-08-13
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999
                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ------------ to ------------ .

                         Commission file number 0-17111
                                                -------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                 04-2685985
---------------------------------       ---------------------------------------
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

               YES             X                   NO
                       -------------                     ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                     24,947,548
 ------------------------------------   ---------------------------------------
                Class                        Number of Shares Outstanding at
                                                      July 31, 1999


                           Exhibit Index is on Page 21

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                            ----

PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           June 30, 1999 and September 30, 1998................................3

           Condensed Consolidated Statements of Income for the
           Three and Nine Months Ended June 30, 1999 and 1998..................4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended June 30, 1999 and 1998............................5

           Notes to Condensed Consolidated Financial Statements................6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................9


PART  II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.............19

     Item 6.  Exhibits and Report on Form 8-K

           Exhibits  .........................................................19

           Reports on Form 8-K................................................19

PART  I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                      June 30,        September 30,
                                                                                       1999                1998
                                                                                -----------------   -----------------
                                         Assets                                    (unaudited)              (1)
Current assets:
     Cash and cash equivalents                                                  $          32,724    $         44,234
     Short-term investments                                                                39,448              27,063
     Accounts receivable, net of allowances of $1,198 at
        June 30, 1999 and $1,113 at September 30, 1998                                     29,257              28,446
     Other current assets                                                                   5,210               7,120
                                                                                -----------------   -----------------
        Total current assets                                                              106,639             106,863

Other marketable securities                                                                 5,614               7,782
Property and equipment, net                                                                12,471              13,244
Computer software costs, net                                                               13,512              16,575
Goodwill and other intangible assets, net                                                  10,799              12,693
Other assets                                                                                1,513               1,945
                                                                                -----------------   -----------------
     Total assets                                                               $         150,548   $         159,102
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------

                          Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                           $           3,519   $           6,976
     Payroll and related liabilities                                                        8,528               7,294
     Other accrued liabilities                                                             17,004               8,524
     Income taxes payable                                                                   5,532               6,926
                                                                                -----------------   -----------------
        Total current liabilities                                                          34,583              29,720

Long-term obligations                                                                       1,366               4,046

Commitments and contingencies                                                                   -                   -

Stockholders' equity:
     Preferred stock, $.10 par value, 500 shares
        authorized, none issued                                                                 -                   -
     Common stock, $.001 par value,  60,000 shares
        authorized, 24,931 and 26,286 shares issued and
        outstanding at June 30, 1999 and September 30, 1998                                    25                  26
     Additional paid-in capital                                                            91,358              99,940
     Retained earnings                                                                     24,040              25,269
     Accumulated other comprehensive income (loss)                                          (824)                 101
                                                                                -----------------   -----------------
        Total stockholders' equity                                                        114,599             125,336
                                                                                -----------------   -----------------
     Total liabilities and stockholders' equity                                 $         150,548       $     159,102
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------

--------------------
(1) The information in this column was derived from the Company's audited consolidated financial statements for the year ended September 30, 1998.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                June 30,                           June 30,
                                                     -------------------------------    ------------------------------
                                                         1999            1998               1999            1998
                                                     -------------- ----------------    --------------  --------------
   Revenue:
        License fees                                      $  26,398        $  26,921         $  76,371       $  77,422
        Services                                              4,916            4,988            17,044          16,375
                                                     -------------- ----------------    --------------  --------------
             Total revenue                                   31,314           31,909            93,415          93,797
   Cost of revenue:
        License fees                                            859            1,659             3,304           6,281
        Services                                              4,858            3,766            13,691          11,309
        Amortization of purchased technology                    533                -             1,599               -
                                                     -------------- ----------------    --------------  --------------
             Total cost of revenue                            6,250            5,425            18,594          17,590
                                                     -------------- ----------------    --------------  --------------
   Gross margin                                              25,064           26,484            74,821          76,207
   Operating expenses:
        Research and development                             10,074           10,859            29,867          30,764
        Sales and marketing                                   7,503            7,107            21,891          20,866
        General and administrative                            4,239            3,974            11,865          12,188
        Amortization of goodwill and
             acquired intangible assets                         625               44             1,877              44
        Restructuring charges                                 2,532              750             4,476             750
                                                     -------------- ----------------    --------------  --------------
             Total operating expenses                        24,973           22,734            69,976          64,612
                                                     -------------- ----------------    --------------  --------------
   Income from operations                                        91            3,750             4,845          11,595

   Interest and other income, net                             4,628            1,411             6,472           4,883
                                                     -------------- ----------------    --------------  --------------
   Income before income taxes                                 4,719            5,161            11,317          16,478
   Provision for income taxes                                 1,510            1,618             3,622           5,083
                                                     -------------- ----------------    --------------  --------------

   Net income                                             $   3,209        $   3,543         $   7,695      $   11,395
                                                     -------------- ----------------    --------------  --------------
                                                     -------------- ----------------    --------------  --------------

   Earnings per share:
        Basic                                             $    0.12        $    0.14         $    0.29       $    0.45
                                                     -------------- ----------------    --------------  --------------
                                                     -------------- ----------------    --------------  --------------
        Diluted                                           $    0.11        $    0.13         $    0.28       $    0.42
                                                     -------------- ----------------    --------------  --------------
                                                     -------------- ----------------    --------------  --------------

   Shares used in earnings per share calculation:
        Basic                                                26,144           25,584            26,534          25,423
                                                     -------------- ----------------    --------------  --------------
                                                     -------------- ----------------    --------------  --------------
        Diluted                                              27,945           27,227            27,924          26,898
                                                     -------------- ----------------    --------------  --------------
                                                     -------------- ----------------    --------------  --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                   -----------------------------------
                                                                                             1999              1998
                                                                                   -----------------  ----------------
Cash flows from operating activities:
     Net income                                                                       $      7,695     $      11,395
     Reconciliation to net cash provided by operating activities:
         Depreciation and amortization                                                       8,764             5,717
         Effect of Award fiscal year conversion                                                  -            (1,660)
         Write-off of capitalized software                                                   1,616                 -
         Realized gain on sale of other marketable securities                               (4,034)           (1,385)
         Change in operating assets and liabilities:
              Accounts receivable                                                             (725)              204
              Other assets                                                                   1,775            (2,884)
              Accounts payable                                                              (3,446)              321
              Payroll and related liabilities                                                1,156               881
              Other accrued liabilities                                                       (274)              409
              Income taxes payable                                                            (307)           (2,445)
                                                                                   -----------------  ----------------
                  Total adjustments                                                          4,525             (842)
                                                                                   -----------------  ----------------
         Net cash provided by operating activities                                          12,220            10,553

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                       31,842            40,770
     Purchases of short-term and long-term investments                                     (45,335)          (52,918)
     Proceeds from sale of other marketable securities                                       4,073             1,436
     Purchases of property and equipment                                                    (2,801)           (3,785)
     Additions to computer software costs                                                   (2,276)           (4,202)
     Proceeds from the sale of minority interest in Softbank
            Content Group                                                                        -             9,810
                                                                                   -----------------  ----------------
         Net cash used in investing activities                                             (14,497)           (8,889)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                                      -               525
     Proceeds from stock purchases under stock option and
           stock purchase plans                                                              5,043             1,976
     Repurchases of common stock                                                           (14,800)           (3,553)
                                                                                   -----------------  ----------------
         Net cash used in financing activities                                              (9,757)           (1,052)
                                                                                   -----------------  ----------------

Effect of exchange rate changes on cash and cash equivalents                                   524              (873)
                                                                                   -----------------  ----------------
Net decrease in cash and cash equivalents                                                  (11,510)             (261)
Cash and cash equivalents at beginning of period                                            44,234            46,800
                                                                                   -----------------  ----------------
Cash and cash equivalents at end of period                                             $    32,724       $    46,539
                                                                                   -----------------  ----------------
                                                                                   -----------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period, net                                             $         474       $     1,273



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a provider of system enabling solutions for PCs and the connected computing market. Its products and services play a critical role in linking computing and communications technologies for OEMs and Internet service and content providers. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and nine-month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999, or for any other future period.

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

         During December 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The SOP is effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial statements.


NOTE 3.  CASH EQUIVALENTS

         All highly liquid securities purchased with an original maturity of less than three months are considered cash equivalents.


NOTE 4.  RESTRUCTURING CHARGES

         In June 1998, the Company implemented a restructuring plan to reduce costs. The Company's restructuring actions consisted primarily of the elimination of approximately 20 positions in engineering, sales, marketing, and administration. The elimination of positions was the result of consolidating certain functions and eliminating certain management positions. The

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


restructuring resulted in a charge to operations of approximately $0.8 million for employee severance and severance related items. As of June 30, 1999, all $0.8 million was paid.

         In December 1998, the Company recorded a restructuring charge of approximately $1.9 million. This charge included the costs of employee severance and facilities consolidations associated with closing the Company's offices in Texas and France, and the elimination of 38 positions in engineering, sales, marketing, and administration. As of June 30, 1999, $0.6 million was unpaid.

         In June 1999, the Company recorded a restructuring charge of $2.5 million. This charge included the costs of employee severance and the write-off of certain capitalized software associated with the discontinuance of the PICO and PC Enhancing Division. As of June 30, 1999, $0.8 million was unpaid.


NOTE 5.     EARNINGS PER SHARE

         The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):


                                                                 Three Months Ended              Nine Months Ended
                                                                       June 30,                       June 30,
                                                          ------------------------------   ----------------------------
                                                                  1999           1998            1999           1998
                                                          --------------- --------------   ------------- --------------

   Numerator:

     Net income                                            $     3,209     $    3,543       $   7,695     $   11,395
                                                          --------------- --------------   ------------- --------------
                                                          --------------- --------------   ------------- --------------

   Denominator:
     Weighted average common shares
          outstanding - denominator for basic
          earnings per share                                    26,144         25,584          26,534         25,423

     Effect of dilutive securities (using the treasury
         stock method):
       Stock options                                             1,661          1,382           1,254          1,096
       Warrants                                                    140            261             136            379
                                                          --------------- --------------   ------------- --------------
            Total dilutive securities                            1,801          1,643           1,390          1,475
                                                          --------------- --------------   ------------- --------------
     Weighted average common and equivalent
        shares outstanding - denominator
        for diluted earnings per share                          27,945         27,227          27,924         26,898
                                                          --------------- --------------   ------------- --------------
                                                          --------------- --------------   ------------- --------------

   Earnings per share:

      Basic                                               $       0.12    $      0.14      $     0.29     $     0.45
                                                          --------------- --------------   ------------- --------------
                                                          --------------- --------------   ------------- --------------

      Diluted                                             $       0.11    $      0.13      $     0.28     $     0.42
                                                          --------------- --------------   ------------- --------------
                                                          --------------- --------------   ------------- --------------

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

         Following are the components of comprehensive income or loss (IN THOUSANDS):


                                                               Three Months Ended              Nine Months Ended
                                                                     June 30,                      June 30,
                                                           ---------------------------- -------------------------------
                                                             1999          1998               1999           1998
                                                           ---------------------------- -------------------------------
   Net income                                                $   3,209    $    3,543       $    7,695    $   11,395
   Foreign currency translation adjustments                         99          (566)           1,121        (1,002)
   Unrealized loss on securities, net of tax                    (1,722)         (575)          (2,046)       (9,377)
                                                           ---------------------------- -------------------------------
   Other comprehensive loss                                     (1,623)       (1,141)            (925)      (10,379)
                                                           ---------------------------- -------------------------------
   Comprehensive income                                      $   1,586     $   2,402       $    6,770    $    1,016
                                                           ---------------------------- -------------------------------
                                                           ---------------------------- -------------------------------



NOTE 7.     SUBSEQUENT EVENTS

         In July 1999, the Company announced that restructuring and other charges of approximately $7 to $9 million will be recorded in the quarter ending September 30, 1999. These costs are associated with the realignment of the business into three product groups, certain anticipated facilities consolidations, certain facilities or position eliminations, and other contingencies.

         In August 1999, the Board of Directors approved the repurchase of up to 1 million common shares at per share prices not to exceed $12.50.

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

COMPANY OVERVIEW

         The Company is a provider of system enabling solutions for PCs and the connected computing market. Its software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. The Company provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. The Company markets and licenses its products and services primarily through a direct sales force, but also through regional distributors and sales representatives.

         In June 1999, the Company announced an Internet strategy with the formation of EBETWEEN, a new subsidiary that will leverage Phoenix's core technology to allow Internet service and content providers to better reach, register and retain online users and subscribers. Phoenix will utilize available system ROM (Read Only Memory) to provide a unique link between Internet service and content providers and end-users. The Company's new Virtual Bundling Technology (VBT) products will provide Internet companies the potential to increase consumer reach, accelerate Internet user sign-up, and reinforce user loyalty and retention. Phoenix's VBT has the ability to rapidly reach an unprecedented number of potential Internet users, allowing them to personalize their Internet experience and deliver user-directed services and content directly to the PC.

         The Company's operations include the following operating segments:

         PLATFORM ENABLING: Develops and markets system enabling software, also known as BIOS, that is designed into tens of millions of PCs shipped annually. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

         SEMICONDUCTOR IP (PREVIOUSLY INTERCONNECT): Provides a robust range of embedded communications software to semiconductor manufacturers for leading edge chip designs. The Semiconductor IP division's products enable a new generation of connected information platforms through simplified access to embedded communications intelligence.

         EBETWEEN: Delivers unique, user-friendly solutions that enrich the out-of-box and online computing experiences by guiding users to valuable, personalized Internet content and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In September 1998, Award Software International, Inc. ("Award") was merged with a wholly-owned subsidiary of the Company. Award is a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufacturers of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, each share of Award common stock was exchanged for 1.225 shares of Phoenix common stock (an aggregate of approximately 8.8 million shares of Phoenix common stock). In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately
2.3 million and 0.5 million shares of Phoenix common stock, respectively. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. The consolidated statements of income for the three and nine months ended June 30, 1998, have been restated to include the combined results of operations of Phoenix and Award.

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

REVENUE

         The Company's platform enabling and semiconductor IP products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by platform for the three and nine-month periods ended June 30, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):


                                                                                          % of Consolidated
                                                     Amount                                     Revenue
                                          ----------------------------                 ---------------------------
   Three months ended June 30:                   1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
     Platform enabling                       $ 27,162      $ 29,966             (9%)          87%           94%
     Semiconductor IP                           4,152         1,943             114%          13%            6%
                                          -------------- -------------                 ------------- -------------
          Total revenue                      $ 31,314      $ 31,909             (2%)         100%          100%
                                          -------------- -------------                 ------------- -------------
                                          -------------- -------------                 ------------- -------------


                                                                                          % of Consolidated
                                                     Amount                                     Revenue
                                          ----------------------------                 ---------------------------
   Nine months ended June 30:                    1999          1998        % CHANGE          1999          1998
                                          -------------- ------------- --------------- ------------- -------------
     Platform enabling                       $ 79,055      $ 87,537            (10%)          85%           93%
     Semiconductor IP                          14,360         6,260            129%           15%            7%
                                          -------------- -------------                 ------------- -------------
          Total revenue                      $ 93,415      $ 93,797              0%          100%          100%
                                          -------------- -------------                 ------------- -------------
                                          -------------- -------------                 ------------- -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The declines in platform enabling revenue in the third quarter and first nine months of fiscal 1999 from the comparable periods last year were due to the loss of a significant North American desktop customer (due to acquisition), declines in average selling prices, and the discontinuation of the PICO and PC Enhancing division and some of its products in the quarter ended June 30, 1999.

         Semiconductor IP revenue increased in the third quarter and the first nine months of fiscal 1999 due to the acquisition of Sand and the continued demand for outsourced circuit intellectual property.

         Revenue by geographic region for the three and nine-month periods ended June 30, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):

                                                                                          % of Consolidated
                                                     Amount                                     Revenue
                                           -----------------------------                ---------------------------
                                             1999           1998         % CHANGE          1999          1998
                                         -------------- ------------- --------------- ------------- -------------
      Three months ended June 30:
        North America                        $  10,478      $  14,179          (26%)           34%           44%
        Asia                                    18,933         14,947           27%            60%           47%
        Europe                                   1,903          2,783          (32%)            6%            9%
                                          -------------- -------------                 ------------- -------------
            Total revenue                    $  31,314      $  31,909           (2%)          100%          100%
                                          -------------- -------------                 ------------- -------------
                                          -------------- -------------                 ------------- -------------

                                                                                            % of Consolidated
                                                     Amount                                      Revenue
                                           -----------------------------                --------------------------
                                               1998          1999         % CHANGE         1999          1998
                                          -------------- ------------- --------------- ------------- -------------
      Nine months ended June 30:
        North America                        $  31,668      $  35,283           (10%)          34%           38%
        Asia                                    53,952         48,660            11%           58%           52%
        Europe                                   7,795          9,854           (21%)           8%           10%
                                          -------------- -------------                 ------------- -------------
            Total revenue                    $  93,415      $  93,797             0%          100%          100%
                                          -------------- -------------                 ------------- -------------
                                          -------------- -------------                 ------------- -------------


         Asian revenue increased while North American and European revenue declined in the three and nine-month periods due to the outsourcing of PC system design and manufacturing to Asian PC and motherboard manufacturers and to increased Japan PC shipments. The Company's growth rate in platform enabling revenue is expected to be impacted in future quarters by the significant North American desktop customer loss mentioned above and lower average selling prices due in part to the transition of manufacturing to Asia.

         One customer accounted for 11% of revenue during the three-month periods ended June 30, 1999 and 1998, respectively. No customer accounted for more than 10% of revenue during the nine-month periods ended June 30, 1999 or 1998.

         Service revenue in the three and nine-month periods ended June 30, 1999, decreased 1% and increased 4% over the comparable periods in fiscal 1998, respectively. The third quarter decrease was mostly due to a slowdown in the release of new Intel chipset technologies. The increase in the nine-month period was due to increased maintenance revenue from the growing base of semiconductor IP customers.

GROSS MARGIN


         Gross margin as a percentage of revenue was 80% and 83% for the three-month periods ended June 30, 1999 and 1998, respectively. Gross margin as a percentage of revenue was 80% and 81% for the nine-month periods ended June 30, 1999 and 1998, respectively. Service gross margin as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

a percentage of revenue declined to 1% and 20%, respectively, in the three and nine-month periods ended June 30, 1999, from 25% and 31% in the comparable periods of fiscal 1998. These decreases were largely as a result of the timing of certain Non-recurring Engineering revenue generated in fiscal 1998, and an amendment to the Company's agreement with a major customer such that a higher proportion of revenue relates to services that have lower gross margins.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended June 30, 1999, decreased $0.8 million (7%) from the comparable period in fiscal 1998. This decrease was primarily due to decreased personnel resulting from the consolidation of operations with Phoenix and Award and to reductions in development spending on PICO and PC Enhancing products. Research and development expenses for the nine months ended June 30, 1999 decreased $0.9 million (3%), primarily due to decreased personnel and lower recruiting and relocation costs.

         The Company capitalized $0.4 million and $1.9 million of internal software development costs for the three and nine-month periods ended June 30, 1999, respectively, as compared to $0.9 million and $3.0 million for the same periods in fiscal 1998. These decreases in capitalization of development costs were due to a higher proportion of costs being incurred on non-capitalizable projects, which have not yet reached technological feasibility, and tools associated with the deployment of the Company's products. The Company believes that continued investment in new and evolving technologies is essential to meet the rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three-month period ended June 30, 1999, increased $0.4 million (6%) from the comparable period in fiscal 1998 due to increased branding and marketing activities associated with the establishment of the EBETWEEN division. Sales and marketing expenses for the nine-month period ended June 30, 1999, increased $1.0 million (5%) from the comparable period in fiscal 1998. This increase was primarily due to marketing expenses associated with the new EBETWEEN division and the expanded participation in major tradeshows and industry events.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three and nine-month periods ended June 30, 1999, increased $0.3 million (7%) and decreased $0.3 million (3%), respectively, from the comparable periods in the prior year. The increase in the three-month period was primarily due to increased patent costs associated with the EBETWEEN division. The decrease in the nine-month period ended June 30, 1999 was primarily due to decreased personnel as a result of the Phoenix and Award consolidation, partially offset by increased outside services for the new EBETWEEN division and Hungarian subsidiary.

COST OF RESTRUCTURING

         In June 1998, the Company implemented a restructuring plan to reduce costs. The Company's restructuring actions consisted primarily of the elimination of approximately 20 positions in engineering, sales, marketing, and administration. The elimination of positions was the result of consolidating certain functions and eliminating certain management positions. The restructuring resulted in a charge to operations of approximately $0.8 million for employee severance and severance related items. As of June 30, 1999, all $0.8 million was paid.

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

         In July 1999, the Company announced that restructuring and other charges of approximately $7 to $9 million will be recorded in the quarter ending September 30, 1999. These costs are associated with the realignment of the business into three product groups, certain anticipated facilities consolidations and other contingencies.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three and nine-month periods ended June 30, 1999, increased $3.2 million (228%) and $1.6 million (33%), respectively, from the comparable periods in fiscal 1998. These increases were due to the increased sales of shares of Xionics Document Technologies, Inc. ("Xionics") common stock. The Company sold 1,048,881 shares (all of its remaining ownership interest) of Xionics stock at an average price of $3.85 per share in the nine-month period ended June 30, 1999, as compared to 127,500 shares at an average selling price of $10.81 per share in the comparable period of the prior year.

PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $1.5 million and $3.6 million for the three and nine-month periods ended June 30, 1999, respectively, as compared to $1.6 million and $5.1 million for the comparable periods in fiscal 1998. The fiscal 1999 provisions for income taxes reflect an effective tax rate of 32% as compared to 31% in the respective periods in the prior fiscal year. The effective tax rate increased due to the nondeductible amortization of goodwill from the Sand acquisition, partially offset by favorable tax benefits of the Company's Foreign Sales Corporation. The Company's effective tax rate has been lower than the U.S. combined Federal and State statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity include cash, cash equivalents, short-term investments, and other marketable securities. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

         In April 1999, the Company's Board of Directors authorized the repurchase of up to $25 million of outstanding common stock at a maximum price per share of $10. In May 1999, the Company's Board of Directors increased the maximum share price for repurchases to $12.50 per share. As of June 30, 1999, the Company repurchased and retired approximately 1,537,800 shares at a cost of approximately $14.9 million. Subsequent to June 30, 1999, an additional 964,972 shares were repurchased at an average price of $10.46 per share. Also subsequent to June 30, the Company's Board of Directors approved the repurchase of an additional one million shares at prices not to exceed $12.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CHANGES IN FINANCIAL CONDITION

         Net cash generated from operating activities in the nine months ended June 30, 1999 and 1998, were $12.2 million and $10.6 million, respectively, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities in the nine-month period ended June 30, 1999, was $14.5 million. It consisted primarily of $9.4 million of net purchases of short-term and long-term investments and marketable securities, $2.8 million in purchases of property and equipment, and $2.3 million in additions to computer software costs. Net cash used in investing activities in the nine-month period ended June 30, 1998, was $8.9 million. This consisted primarily of net purchases of short-term and long-term investments and marketable securities of $10.7 million, purchases of property and equipment of $3.8 million, additions to computer software costs of $4.2 million, and proceeds from the sale of a minority interest in Softbank Content Group for $9.8 million.

         Cash used in financing activities during the nine months ended June 30, 1999, was $9.8 million, consisted primarily of $14.8 million used to repurchase common stock of the Company, partially offset by $5.0 million generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan. Cash used in financing activities in the comparable period in fiscal 1998 was $1.1 million, consisted primarily of $3.6 million to repurchase common stock of the Company, partially offset by $2.0 million generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan.

NEW ACCOUNTING PRONOUNCEMENT

         During December 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The SOP is effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial statements.

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

         The Company has established two Year 2000 task forces to address the impact of the Year 2000 date transition on its operations, products and services globally. In 1998, the Company established these teams to coordinate a number of existing projects and put in place a formal, structured Year 2000 process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Each team has a dedicated Program Manager who reports directly to the Company's senior management, and the status is reported to the Company's Board of Directors. The efforts of these teams cover the Company's products, internal systems and services provided by others.

PHOENIX PRODUCTS

         HISTORY. Since its inception, the Company has sold or licensed various products, including BIOS products, semiconductor intellectual property and consumer software. BIOS software performs, among other functions, certain date related changes for PC systems.

         The Company's BIOS products fall into differing definitions of Y2K compliance. BIOS-related products sold or licensed after fiscal 1995 are generally designed to automatically handle millennium date changes and leap year calculations. The Company's BIOS products prior to that date are manually compliant, which means that end users must change the date on their system at or after December 31, 1999 in order for the system date to be proper. The Company has identified one version of Award BIOS released by the Company during a one year period that was not manually compliant.

         The Company's semiconductor IP product lines do not handle date-related functions and accordingly do not implicate Year 2000 issues. The Company has identified certain of its discontinued consumer software products that are not Year 2000 compliant. However, the Company discontinued its consumer software product lines in 1996 and accordingly, the Company does not believe that a significant number of these products remain in use today. The Company has developed a list of all products it sold and licensed and continues to assess the level of compliance of these products. The Company expects to complete its assessment and finalize its contingency plan relative to these products in the fourth quarter of the Company's 1999 fiscal year.

         REMEDIAL STEPS. The Company sells and licenses its products directly to OEMs, and therefore does not have direct customer relationships with end users of PCs or information appliances. Nonetheless, for any products deemed to be non-compliant, the Company will make available to end users software upgrades, fixes or patches. These solutions will be available to users through a variety of distribution methods, including the Company's web site and by mailing diskettes containing required software fixes, if necessary. The Company will also make these solutions available to OEM customers for placement by those customers on their respective web sites. Where appropriate, the Company will undertake other efforts to inform and deliver solutions to end users. However, there can be no assurance that end users of products containing software sold or licensed by the Company will take steps to download these solutions from the Internet, or that such end users will have Internet access. The Company believes that the incremental costs of providing these solutions to customers will not be significant.

         EXPOSURE. The Company continues to identify and assess the state of Y2K compliance of those products it sold or licensed that remain in use. There can be no assurance that the Company will be able to identify all compliance issues for each of the products it has sold or licensed during its history. Known or unknown errors or defects in our products may result in:

- Delay or loss of revenue;
- Diversion of development resources;
- Damage to our reputation;
- Claims, demands or litigation; or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


- Increased service and warranty costs.

The occurrence of any of the foregoing could seriously harm our business, operating results, or financial condition.

         Accordingly, the Company is not able to estimate the cost of obtaining compliance of its products at this time, nor can the Company accurately predict the cost and consequences for the Company if it is determined that its products are not compliant.

INFORMATION TECHNOLOGY AND OTHER SYSTEMS

         The Company's plans for dealing with the Year 2000 include surveying and testing or certifying all of the hardware and software used in the Company for compliance, performing remediation where necessary and developing a contingency plan for the beginning of the millennium.

         CURRENT STATUS. The Company's internal systems are generally based on purchased software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of hardware, including networking hardware, is three years old or less. Software products in use range in age generally from the latest upgrade to approximately ten years old. The Company uses Oracle for its primary financial system, which has been upgraded recently and which Oracle represents is Y2K compliant. The Company has selected a replacement for the source code management system used in product development and deployment and has taken steps to ensure that the replacement, as all new software purchases, is Y2K compliant.

         The Company has developed a project plan, approved by its Board of Directors, and is in the process of testing its internal use hardware and software. A key element of the plan is to assure that all firmware and software is identified and tested, and various elements have been assigned to specific individuals. Most of the computers, and the applications thereon, can be tested over the Company's wide area network. The software and hardware part of the plan is targeted for completion in October 1999; to date, more than 50% of all project tasks have been completed.

         The Company has undertaken efforts to certify the compliance of all the facilities in which it operates, including testing of the embedded firmware and software in systems, such as building access and temperature control systems. This plan was completed during the Company's third fiscal quarter. Y2K compliance letters have been received from suppliers and are considered sufficient. There will be no testing of the utility power and building systems such as HVAC and fire alarms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         COST OF COMPLIANCE TESTING AND REMEDIATION. The Company has spent approximately $150,000 in testing and upgrades to date. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of Phoenix personnel involved in the project. The Company's Information Technology personnel will spend approximately 15% of their time over the current fiscal year on Y2K issues at an approximate cost of $250,000. Software purchases and certain other vendor costs are capitalized and depreciated while other costs are charged directly to expense. Year 2000 expenses are being funded through operating cash flows. Total anticipated Y2K expenditures are not material to the Company's financial condition. However, there can be no assurance that additional and material unanticipated costs will not arise during the course of testing, certification and remediation. In addition, there can be no assurance that the estimates of time and cost contained herein will be achieved, and actual results could differ materially from those anticipated.

THIRD-PARTY SYSTEMS

         The Company has relationships with various third parties and the failure of these third parties to achieve Year 2000 compliance could have a material impact on the Company's business, operating results and financial condition. The Company is making inquiries of its major vendors and suppliers, such as banks, payroll service and equipment vendors about their Y2K readiness. While responses to date or their published Y2K readiness have been satisfactory, the Company has not received information from all significant vendors. Further, there can be no assurance that unanticipated processing or supply problems will not occur at the turn of the century.

         The Company does not currently have any information concerning the Y2K readiness of its customers and does not intend to seek such information. If the Company's significant customers suffer adverse financial or operational consequences as a result of their failure to successfully and timely achieve Y2K compliance, the Company's business or operations could be adversely affected.

         CONTINGENCY PLANNING AND WORST CASE SCENARIO. Draft contingency plans are prepared, but are not yet final. Mission critical systems have been identified and worksheets are being developed for each system. All contingency plans are targeted to be finalized during the Company's fourth fiscal quarter. Despite the Company's efforts, there can be no assurance that all contingencies will be or can be anticipated, or that the Company can adequately provided for such contingencies. If Phoenix is required to implement any of these contingency plans, doing so could have a material adverse effect on the Company's financial condition and results of operations. Phoenix's ability to achieve Year 2000 Compliance and the level of incremental associated costs, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, various parties' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. Such failures could have a material adverse affect on Phoenix's business, financial condition and results of operations.

         The above discussion regarding costs, risks and estimated completion dates for Year 2000 preparation is based on the Company's best estimates given information that is currently available, and is subject to change. As we continue to progress with this initiative, we may discover that actual results will differ materially from these estimates.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS. See Exhibit Index beginning on page 21 hereof.

                  (b)  REPORTS ON FORM 8-K.

                      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHOENIX TECHNOLOGIES LTD.


Date:  August 13, 1999                       By:  /s/ William E. Meyer
       ---------------                            --------------------
                                                  William E. Meyer
                                                  Vice President, Finance and
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT

27       Financial Data Schedule.