Form 10-K405
period 1999-09-30
PHOENIX TECHNOLOGIES LTD
filed 1999-12-22
CIK 832767

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD             TO             .

                         COMMISSION FILE NUMBER 0-17111
                            ------------------------

                           PHOENIX TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

           DELAWARE                 04-2685985
 (State or other jurisdiction    (I.R.S. Employer
              of                Identification No.)
incorporation or organization)

              411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA 95134
          (Address of principal executive offices, including zip code)

                                 (408) 570-1000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, PAR VALUE $.001
                        PREFERRED STOCK PURCHASE RIGHTS
                             (Title of each Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/    NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 1999, was $346,753,836 based upon the last reported sales price of the Common Stock in the National Market System, as reported by the stock market.

    The number of shares of the registrant's Common Stock outstanding as of November 30, 1999 was 24,122,006.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21(e) of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, our plans to make acquisitions or strategic investments, our expectation of increased sales to original equipment manufacturers, and our plans to improve and enhance existing products and develop new products.

    The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from our recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section of this Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

    Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected devices. We have three operating divisions, each of which delivers leading products and professional services that enable connected computing. Our platform-enabling software provides critical functionality that links the hardware and operating systems of tens of millions of PCs, embedded systems and information appliances sold annually. In addition, we are a leading provider of communications intellectual property designed into semiconductors for connected and other devices, and we have recently launched an Internet business to deliver new value propositions to original equipment manufacturers ("OEMs"), channel partners and end users of connected PCs and other devices.

    The global electronics industry is characterized by rapid technology changes, including increasing processor speeds, hardware miniaturization/portability, and new and improved ways to connect devices (including the Internet). As these rapid changes evolve, computing hardware manufacturers and software developers seek to rapidly bring products to market that incorporate the latest features and functionality. We believe that our products and services enable manufacturers of PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly and hence increase competitiveness.

    The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986.

DESCRIPTION OF BUSINESS

    Our three operating divisions are the Platform Enabling Division, the inSilicon Division and the PhoenixNet Division.

PLATFORM ENABLING DIVISION

    The Platform Enabling Division of Phoenix has been instrumental in the advancement of the PC architecture for the past twenty years. This division's system enabling software, referred to as their Basic Input Output System ("BIOS") products, continue to play an essential role in the design of PCs and other devices by providing the critical link between hardware platforms and operating systems.

    PC systems and other electronic devices consist of four basic components: hardware, BIOS software, operating system software and applications software. The BIOS is stored on a Read Only Memory ("ROM") chip that typically resides on the device's motherboard, and is the software that is initially executed when the system is turned on. It tests and initializes the hardware components, initiates the operating system and then provides certain advanced interface functions. We believe that the introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time and cost to develop new systems, and that the system BIOS can help reduce these factors.

    PRODUCTS. The Platform Enabling Division is currently offering or developing the following BIOS products:

    DESKTOP/SERVER

    - PHOENIXBIOS 4.0. We provide various versions of PhoenixBIOS 4.0 as our core systems firmware for desktop and server systems. We believe that the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture and advanced development tools and methodology.

    - AWARDBIOS. The Platform Enabling Division also includes the products of Award Software acquired in September 1998. We believe that the Award BIOS products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems.

    - IA-64 BIOS (UNDER DEVELOPMENT). We are working closely with Intel to develop BIOS compatible with the forthcoming Intel 64-bit processor (IA-64 or Itanium). This 64-bit architecture is expected to deliver significantly increased capability over current 32-bit processors, and is expected to be designed initially into servers and high-end workstations. We have developed an early adopter program entitled Ready64-TM- that has been sold to several major OEMs. The Intel IA-64 processor is due to be released in 2000.

    NOTEBOOK/PORTABLE

    - NOTEBIOS 4.0 FOR PORTABLE SYSTEMS. We offer our NoteBIOS system software for use with portable or notebook computers. The product adds extensive power management capabilities, such as Save-to-Disk and smart batteries, to the modular architecture of PhoenixBIOS 4.0.

    INFORMATION APPLIANCE

    - INDUSTRIAL BIOS. We developed the industrial BIOS for configuration and control of information appliances, also referred to as embedded platforms. The industrial BIOS as well as additional other informational appliance products are designed using small form factors in order to meet the requirements of embedded platforms.

    CUSTOMERS AND SALES. We generate a significant proportion of our Platform Enabling Division revenue from customers outside of the United States. See discussion under "ITEM 7. MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--RESULTS OF OPERATIONS." We have licensed our BIOS technology to over 600 global technology leaders, including:

           PC SYSTEMS             PC MOTHERBOARDS    EMBEDDED SYSTEMS
--------------------------------  ----------------   ----------------
Acer             IBM              Asustek            Force Computers
Compaq           Samsung          Gigabyte           JVC
Fujitsu          Siemens Nixdorf  PC Chips           Motorola
Hewlett-Packard  Sony             FIC                NCR
Hitachi          Toshiba          GVC                NEC
                                                     Radisys

    We license our BIOS products and provide professional services to major OEMs of PCs, motherboards and other computing devices. In general, license fees are generated on a per unit basis for each system shipped, and professional service fees are generated based upon the amount of time expended. The Platform Enabling Division utilizes a global direct sales force in North America, Asia and Europe, and resellers and distributors on a limited, regional basis.

    Some product modifications are generally required in order for the customer to deploy our Platform Enabling Division products on specific hardware platforms. To support our worldwide customer base, we employ over 170 deployment engineers in field engineering offices in Germany, Japan, Korea, Taiwan, California, Oregon and Massachusetts. We also provide support services by telephone, via the Internet and on-site.

    COMPETITION. The Platform Enabling Division competes primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than those of the Company. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. We believe that OEM customers often license the Company's system software products rather than develop these products internally in order to: (1) enhance compatibility with the latest industry standards, (2) improve time to market, (3) reduce product development risks, (4) reduce product development and support costs, and/or to
(5) differentiate their system offerings with advanced features.

    One of the functions performed by the BIOS is to handle system date changes and calculations. See discussion under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--YEAR 2000" below.

INSILICON DIVISION

    Our inSilicon Division provides communications and connectivity solutions that allow semiconductor and systems companies to focus their development resources on the custom logic that will differentiate their products. This reduces development cost and improves time to market in complex systems-on-chip ("SOC") designs, thus solving the design gap with reusable cores. We offer:

    - PROVEN SOLUTIONS. More than 400 companies have implemented our cores in more than 500 integrated circuit designs.

    - A BROAD PORTFOLIO OF COMMUNICATIONS CORES FOR A WIDE RANGE OF STANDARDS. We provide semiconductor and systems companies with a broad portfolio of communication and connectivity cores.

    - EXTENSIVE TEST AND VERIFICATION TOOLS. We provide our customers with extensive verification and test modules to ensure the functionality of our cores within their designs.

    - STANDARDS LEADERSHIP. We were the first to market with merchant Semiconductor Intellectual Property ("SIP") solutions for many communications standards including PCI, AGP, USB, IrDA and IEEE 1394, and we are members of numerous industry standards bodies.

    - PORTABILITY AND FLEXIBILITY. We design our cores to be foundry independent and easy to use.

    - INTEGRATED FIRMWARE AND CORES. For the USB and IEEE 1394 communications standards, we provide the essential firmware and device drivers that allow the operating systems to communicate with the USB and IEEE 1394 cores.

    - MODULAR ARCHITECTURE. We have recently introduced modular VCI architecture know as TymeWare-TM- that allows for integration of customer and third-party SIP as well as system buses through the VCI SmartBridge-TM-, a proprietary VCI-based configurable system busbridge.

    We target our inSilicon products at high growth markets requiring high performance, quick time to market, design flexibility and compliance to industry standards. Examples of the markets and applications which use our products include:

    - TELECOMMUNICATIONS AND DATA COMMUNICATIONS--network switches and routers, network adapters, concentrators, public switched telephone network central office equipment, cable set top boxes and modems.

    - CONSUMER ELECTRONICS--digital still cameras, digital video cameras, video games, digital video cassette records and DVD players

    - COMPUTATION--personal computers, workstations and servers

    - PERIPHERALS--printers, scanners, keyboards, display terminals, pointing devices, and mass storage devices such as hard disk drives, floppy disk drives, removable media disk drives, tape drives and optical drives.

    PRODUCTS. Our products include SIP and related silicon subsystems, together with firmware stacks and drivers. Simulation models, test environments, documentation and training support many of these products. Our communication core products include a wide variety of standards based cores. Our silicon subsystems vertically integrate many of these common cores into silicon subsystems. Our systems software firmware stacks and drivers products provide protocol translation technologies that allow the operating system to communicate with the hardware. We supply core products as Verilog or VHDL source code, which are the primary semiconductor design languages in use today. Semiconductor and systems companies then integrate our cores into their overall semiconductor designs using Semiconductor Related Tools ("SRT"), such as those provided by Synopsys and Cadence. We use a modular approach that emphasizes silicon-proven reusable, licensable cores and software technology that are compatible with a wide range of processor designs.

    inSilicon's products are outlined in the following chart, organized alphabetically by industry standard:

INDUSTRY
STANDARD                DESCRIPTION                  INSILICON PRODUCT FAMILY      DATE INTRODUCED
---------  -------------------------------------  -------------------------------  ---------------
AGP        Accelerated Graphics Port is a bus     AGP MASTER                       April 1997
           standard used to create a dedicated,   AGP HOST
           high speed connection between a        AGP SIMULATION MODELS
           system CPU and a graphics processor.

Ethernet   Ethernet is the most widely used       10/100 ETHERNET MEDIA ACCESS     October 1998
           local area networking communications     CONTROLLER (MAC)
           standard, transferring data at either
           10 or 100 million bits per second.

INDUSTRY
STANDARD                DESCRIPTION                  INSILICON PRODUCT FAMILY      DATE INTRODUCED
---------  -------------------------------------  -------------------------------  ---------------
IEEE 1394  Also known as FireWire-TM-, the        1394 SIMULATION MODEL            October 1997
           IEEE 1394 is a high-speed digital      1394 OHCI HOST CONTROLLER
           serial interface standard which        1394 DEVICE CONTROLLER LINK
           currently supports data transfers up   1394 CABLE PHY
           to 400 million bits per second.        1394 ANALOG PHY

IrDA       IrDA is a wireless serial data         IRDA CORE, which supports all    June 1998
           specification defined by the Infrared    three standard data
           Data Association that allows a           transmission rates
           wireless signal to be sent from        IrDA Simulation Model
           handheld appliances across short
           distances.

PCI        Peripheral Component Interconnect is   Over 100 variations of PCI       May 1995
           a connection bus that connects the PC    cores for various performance
           to its peripherals.                      requirement and PCI
                                                    simulation models

PCI-X      The latest revision of the PCI         PCI-X Cores                      September 1999
           standard. It is over twice as
           powerful as the PCI and works with
           existing PCI applications as well

USB        Universal Serial Bus is a serial data  USB OHCI Host Controller         April 1997
           standard designed to simplify          USB Hub                          April 1997
           personal computer connections to       USB Device Controller            April 1997
           peripheral devices.                    USBAccess                        December 1998

VCI        Virtual Component Interface is a       TYMEWARE-TM- VCI                 December 1999
           hardware "socket" designed to
           simplify the mix-and-match of SIP.

    CUSTOMERS AND SALES. We license inSilicon products to our customers under non-exclusive licenses with a per chip design license fee and/or per unit royalty.

    We focus our inSilicon sales efforts in the following areas: direct sales; indirect sales through Application Specific Integrated Circuit, or ASIC, manufacturers, software resellers and design house programs; and Internet sales. We maintain a direct worldwide sales force consisting of sales representatives and field applications engineers in the following locations: Austin; Boston; Irvine; San Jose; Geneva, Switzerland; London, England; Munich, Germany; and Tokyo, Japan. We also use the following indirect sales channels:

    - ASIC MANUFACTURERS. ASIC manufacturers, such as Toshiba, have access to our technology, and when designing an ASIC for a direct customer, are able to implement our intellectual property into the chips and directly license our technology to the customer.

    - DESIGN HOUSE PROGRAM. Our design house program provides access to our communications cores and training to enable design houses, such as Cadence, to develop an expertise with our products. This encourages design houses to incorporate our products each time they design custom semiconductors for third parties.

    - INTERNET SALES. In addition, we allow semiconductor designers to download and test, via the Internet, an encrypted SIP core prior to committing to a commercial license. In the future, our strategy will be enhanced to allow customers to buy or license some of our products directly over the Internet.

    COMPETITION. The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant SIP suppliers, such as the Mentor Graphics' Inventra Division, Synopsys, Enthink and VAutomation; suppliers of ASIC semiconductors, such as LSI Logic, and the ASIC divisions of IBM Microelectronics, Lucent, Toshiba and NEC; and to a lesser degree suppliers of Field Programmable Gate Array, or FPGA, semiconductors, such as Altera, Xilinx, Actel and Quicklogic. We also compete with the internal development organizations of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and HP. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principle business is providing design services as work-for-hire, such as Intrinsix, Sican, and the service division of Cadence also provide competition.

    We believe that important competitive factors in our market are length of development cycle, price, compatibility with prevailing design methodologies, product ease of use, reputation for successful designs and installed base, technical service and support, technical training, configurability of products for specific designs, regional sales and technical support, and protection of products by effective utilization of licenses and intellectual property laws.

PHOENIXNET DIVISION

    PhoenixNet-TM- is our Internet division, which was initially announced as ebetween in June 1999. PhoenixNet provides ongoing customized services to individuals worldwide to maximize the potential of their PC.

    SERVICES. PhoenixNet provides best-of-breed, free, customized software services to support PC hardware and software and to turn the PC into a powerful tool for communication, entertainment, education or business. PhoenixNet services are enabled by the PhoenixNet Internet Launch System-TM-("ILS"). The PhoenixNet ILS is a patent-pending technology built into the PC firmware to enable online PC users worldwide to communicate with PhoenixNet, and to automatically receive ongoing free, customized PhoenixNet services. In addition, PhoenixNet will feature a new graphical launch screen, which will display valuable system information that previously was not readily available to the average PC user. We expect to begin delivering PhoenixNet services to end-users via PhoenixNet-enabled PCs in the first quarter of 2000.

    CUSTOMERS AND SALES. We expect many of our major motherboard manufacturer customers to integrate PhoenixNet's ILS into their motherboards next year. These customers signed a Letter of Intent with us in June 1999.

    In addition, PhoenixNet will initially include services of partners signed in June 1999 as well as six new partners as of December 1999:

   JUNE 1999    DECEMBER 1999
  -----------   -------------
     CNET          Adobe
   Earthlink      Driveway
    Excite        FireTalk
     Lycos        MySimon
   Snap.com     NetRadio.com
  Trend Micro    RocketTalk
    YAHOO!

    COMPETITION. There are many distribution vehicles for our partners to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than us.

ACQUISITIONS

    In September 1998, we acquired all of the outstanding common stock of Award Software International, Inc. ("Award"), a developer and publisher of system enabling and management software. Award established itself as a leading provider of BIOS products in the fast-growing Asian market, which currently represents a significant percentage of the worldwide commercial PC motherboard production. The Award transaction was accounted for as a pooling-of-interests, and thus the historical accounts of the Company include the operations of Award for all periods presented.

    In September 1998, we acquired Sand Microelectronics, Inc. ("Sand"), a leading supplier of silicon-proven semiconductor IP. Sand's products include PCI and USB synthesizable cores, Ethernet datacom cores, SOC integration products, and complementary IEEE-1394 technology. Sand also provides limited design integration services to speed system OEM time-to-market. Sand was integrated with Virtual Chips in the inSilicon Division. The Sand transaction was accounted for as a purchase, and thus the operating results of Sand were combined with the accounts of the Company as of the date of acquisition.

KEY RELATIONSHIPS

    Our relationships with industry leaders such as Compaq, Intel, and Microsoft give us early access to new technology requirements, which we believe facilitates the development of our products. By building upon its core technology base, we are able to tailor our system software products to conform to the specific requirements of its OEM customers, allowing them to integrate new technologies and introduce their products to market more effectively.

    In fiscal 1997, we entered into a Common Stock and Warrant Purchase Agreement with Intel whereby Intel purchased 894,971 shares of our common stock and warrants to purchase an additional 1,073,965 shares. These warrants vest over a four-year period and expire in April 2001.

    We have entered into a number of major initiatives with industry leaders and standards-setting organizations to develop next generation technology standards. These initiatives include: (1) working with Intel, HP, and Dell on the Wired for Management specification, (2) co-authoring the Reserved Area BIOS Boot specification with GSI, (3) developing IEEE-1394 Boot capabilities with Seagate and Quantum (4) working with Intel and leading OEMs on the SMBIOS specification, and (5) working on industry standards or serving on several committees including the IEEE-1394 Specification Working Group, IEEE-1394 Trade Association, PCI SIG Steering Committee, several USB Class Driver Committees, NCITS T13 Committee, the On-chip Bus Committee of the VSI Alliance, and the USB Implementers Forum.

    Demand for our BIOS software products in the future will depend on (1) PC manufacturers licensing rather than developing their own BIOS, (2) the success of the products of our OEM customers in the market, (3) our ability to continue to offer up-to-date functions and features in our products compared to those of our competitors, and (4) the continued market demand for PCs and other devices that utilize BIOS support. In addition, the growth rate of sales in the personal computer industry fluctuates from time-to-time based on numerous other factors, including general economic conditions, capital spending levels, new product introductions and shortages of key components.

INVESTMENTS

    In fiscal 1994, we sold a division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In September 1996, we participated in Xionics' initial public offering (NASDAQ:
XION) and sold 500,000 shares. In fiscal 1998 and 1997, we sold 156,500 and 250,000 shares of Xionics stock for gains of $1.5 million and $3.2 million, respectively. In fiscal 1999, we sold 1,048,881 shares (all of its remaining ownership interest) of Xionics stock and recorded a gain of $4.0 million.

    In fiscal 1994, we sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). In September 1997, we sold the remaining 20% to Softbank for $7.5 million.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    We rely primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in its technology. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for our products exists. At September 30, 1999, we had been issued seventeen patents in the U.S. and had more than eighty-five patent applications in process in the United States Patent and Trademark Office. There can be no assurance that any of these patents would be upheld as valid if challenged.

    Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. We protect the source code of our products as trade secrets and as unpublished copyrighted works and initiate litigation where appropriate to protect our rights in that intellectual property. We license the source code for our products to our customers for limited uses. Wide dissemination of our software products makes protection of our proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of our products, we believe the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

    In recent years, there has been a marked increase in the number of patents applied for and issued with respect to software products. Although we believe that our products do not infringe on any copyright or other proprietary rights of third parties, we have no assurance that third parties will not obtain, or do not have, intellectual property rights covering features of our products, in which event we or our customers might be required to obtain licenses to use such features. If an intellectual property rights holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

EMPLOYEES

    As of September 30, 1999, we employed 705 persons worldwide, of whom 445 were in research and development and customer engineering, 159 were in sales and marketing, and 101 were in general and administration.

ITEM 2.  PROPERTIES

    Our corporate headquarters are located in an 86,000 square foot facility in San Jose, California, which we lease pursuant to a lease agreement expiring in November 2003. In fiscal 1997, we entered into a five-year lease agreement for a 63,000 square foot facility in Irvine, California. We also lease smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Houston and Austin, Texas; Taipei, Taiwan; Hong Kong, China; Tokyo, Japan; Seoul, Korea; Munich, Germany; and Surrey, England. These offices generally provide sales and technical support to our customers.

    We consider our leased properties to be in good condition, well-maintained, and generally suitable and adequate for their present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

    We, from time to time, become involved in litigation claims and disputes in the ordinary course of business. There is currently no material pending legal proceeding to which either we or any of our subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the National Market System under the symbol PTEC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as quoted by the National Market System. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED SEPTEMBER 30, 1999:
  Fourth quarter............................................   $18.00     $ 9.75
  Third quarter.............................................    18.19       7.25
  Second quarter............................................     9.50       7.25
  First quarter.............................................     8.69       5.00
YEAR ENDED SEPTEMBER 30, 1998:
  Fourth quarter............................................   $12.88     $ 5.59
  Third quarter.............................................    13.50       8.88
  Second quarter............................................    14.75      11.13
  First quarter.............................................    18.38      11.63

    We had 324 shareholders of record as of September 30, 1999. To date, we have paid no cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying any dividends in the foreseeable future. In addition, our line of credit agreement restricts the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data below include business combinations described in
Note 7 of the Notes to Consolidated Financial Statements, included herein. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 1999 and 1998. This information was derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with our annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

SELECTED ANNUAL CONSOLIDATED DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
Revenue:
  License fees...............................  $103,326   $100,344   $89,884    $75,366    $51,521
  Services...................................    22,500     22,541    15,612     10,841      7,550
                                               --------   --------   -------    -------    -------
    Total revenue............................   125,826    122,885   105,496     86,207     59,071
Gross margin.................................    97,506     98,833    86,857     70,485     48,853
Merger, acquisition and restructuring
  charges....................................    14,454     14,730        --        889         --
Income (loss) from operations................    (4,661)      (431)   16,407     14,637     10,131
Income from continuing operations............     1,804        722    20,335     11,932      9,980
Net income...................................     1,804        722    20,335     15,684      9,980
Diluted earnings per share:
  Income from continuing operations..........  $   0.07   $   0.03   $  0.74    $  0.48    $  0.46
  Net income.................................  $   0.07   $   0.03   $  0.74    $  0.63    $  0.46

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
Cash and short-term investments................  $55,592    $71,297    $72,168    $80,287    $39,442
Working capital................................   52,929     77,143     96,383     87,328     43,438
Total assets...................................  141,998    159,102    163,192    141,959     71,473
Long-term obligations..........................    1,546      4,046      7,689      8,716         70
Stockholders' equity...........................   98,922    125,336    133,539    114,668     57,587

SELECTED UNAUDITED QUARTERLY CONSOLIDATED DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FISCAL 1999, QUARTERS ENDED
                                                          -----------------------------------------
                                                           DEC 31     MAR 31     JUN 30     SEP 30
                                                          --------   --------   --------   --------
Revenue.................................................  $30,541    $31,560    $31,314    $32,411
Gross margin............................................   24,241     25,516     25,064     22,685
Merger, acquisition and restructuring charges...........    1,944         --      2,532      9,978
Income (loss) from operations...........................       97      4,657         91     (9,506)
Net income (loss).......................................      902      3,584      3,209     (5,891)
Earnings (loss) per share--basic........................  $  0.03    $  0.13    $  0.12    $ (0.24)
Earnings (loss) per share--diluted......................  $  0.03    $  0.13    $  0.11    $ (0.24)

                                                                FISCAL 1998, QUARTERS ENDED
                                                         -----------------------------------------
                                                          DEC 31     MAR 31     JUN 30     SEP 30
                                                         --------   --------   --------   --------
Revenue................................................  $30,090    $31,798    $31,909    $ 29,088
Gross margin...........................................   23,702     26,021     26,484      22,626
Merger, acquisition and restructuring charges..........       --         --        750      13,980
Income (loss) from operations..........................    4,094      3,751      3,750     (12,026)
Net income (loss)......................................    4,477      3,375      3,543     (10,673)
Earnings (loss) per share--basic.......................  $  0.18    $  0.13    $  0.14    $  (0.41)
Earnings (loss) per share--diluted.....................  $  0.16    $  0.13    $  0.13    $  (0.41)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a global leader in system-enabling software solutions for PCs and connected digital devices. Our software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. We provide these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. We also provide training, consulting, maintenance and engineering services to our customers. We market and license products and services primarily through a direct sales force, but also through regional distributors and sales representatives.

    Our operations include the following operating divisions:

    PLATFORM ENABLING: Develops and markets system-enabling software, also known as BIOS, that is designed into tens of millions of PCs and other devices shipped annually. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

    INSILICON: Provides communications semiconductor intellectual property, or SIP, that is used by semiconductor and systems companies to design the complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of digital devices. inSilicon provides SIP cores, related silicon subsystems and firmware to over 400 customers that use these technologies in hundreds of digital devices ranging from network routers to wireless phones.

    PHOENIXNET: Delivers unique Internet solutions that enrich the out-of-box and online computing experiences by providing valuable, personalized Internet content and services to users.

    In September 1998, Award Software International, Inc. ("Award") was merged with a wholly-owned subsidiary of Phoenix. Award was a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufacturers of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, each share of Award common stock was exchanged for 1.225 shares of our common stock (an aggregate of approximately 8.8 million shares of our common stock). In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately 2.3 million and
0.5 million shares of our common stock, respectively. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. All prior period financial statements have been restated as if the merger took place at the beginning of such periods.

    Also in September 1998, we completed the acquisition of Sand, a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). These ASICs are used to connect computers and peripheral devices using PCI, AGP, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of our common stock, stock options to purchase approximately 264,000 shares of our common stock (in exchange for Sand stock options), and up to $3.7 million payable through fiscal 2001, subject to the achievement of certain performance objectives. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Sand subsequent to the date of acquisition have been included in our consolidated results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

    The following table includes Consolidated Statement of Operations data for the years ended September 30, 1999, 1998 and 1997, as a percentage of total revenue:

                                                            1999          1998          1997
                                                          --------      --------      --------
Revenue:
  License fees..........................................     82%           82%           85%
  Services..............................................     18            18            15
                                                            ---           ---           ---
    Total revenue.......................................    100           100           100
Cost of revenue:
  License fees..........................................      6             7             8
  Services..............................................     15            13            10
  Amortization of purchased technology..................      2            --            --
                                                            ---           ---           ---
    Total cost of revenue...............................     23            20            18
                                                            ---           ---           ---
Gross margin............................................     77            80            82
Operating expenses:
  Research and development..............................     32            33            31
  Sales and marketing...................................     23            22            21
  General and administrative............................     13            13            14
  Amortization of goodwill and acquired intangible
    assets..............................................      2            --            --
  Merger, acquisition and restructuring charges.........     11            12            --
                                                            ---           ---           ---
    Total operating expenses............................     81            80            66
                                                            ---           ---           ---
Income (loss) from operations...........................     (4)           --            16
Interest income, net....................................      3             4             3
Other income, net.......................................      3             1             9
                                                            ---           ---           ---
Income before income taxes..............................      2             5            28
Provision for income taxes..............................      1             4             9
                                                            ---           ---           ---
Net income..............................................      1%            1%           19%
                                                            ===           ===           ===

REVENUE

    Revenue by geographic region for the three years ended September 30, 1999, 1998 and 1997 was as follows:

                                                                    % CHANGE                            % OF REVENUE
                                                           ---------------------------      ------------------------------------
                            1999       1998       1997         1999             1998          1999          1998          1997
(DOLLARS IN THOUSANDS)    --------   --------   --------   -------------      --------      --------      --------      --------
US......................  $ 40,907   $ 49,021   $ 40,878           -16.6%       19.9%         32.5%         39.9%         38.7%
Asia....................    73,423     62,209     54,605            18.0%       13.9%         58.4%         50.6%         51.8%
Europe..................    11,496     11,655     10,013            -1.4%       16.4%          9.1%          9.5%          9.5%
                          --------   --------   --------                                     -----         -----         -----
Total revenue...........  $125,826   $122,885   $105,496             2.4%       16.5%        100.0%        100.0%        100.0%
                          ========   ========   ========                                     =====         =====         =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In fiscal 1999, U.S. and European revenue declined while Asian revenue increased primarily due to the increased insourcing by U.S. and European PC OEMs of systems from Asia and to increased Japan PC shipments. Our European revenue is expected to continue to decline in future quarters due to increased insourcing of PC systems and components by European PC OEMs.

    Revenue (licensing and service revenue) by division for the three years ended September 30, 1999, 1998 and 1997 was as follows:

                                                                    % CHANGE                            % OF REVENUE
                                                           ---------------------------      ------------------------------------
                            1999       1998       1997         1999             1998          1999          1998          1997
(DOLLARS IN THOUSANDS)    --------   --------   --------   -------------      --------      --------      --------      --------
Platform Enabling.......  $106,872   $114,093   $100,385            -6.3%       13.7%         84.9%         92.8%         95.2%
inSilicon...............    18,954      8,792      5,111           115.6%       72.0%         15.1%          7.2%          4.8%
                          --------   --------   --------                                     -----         -----         -----
Total revenue...........  $125,826   $122,885   $105,496             2.4%       16.5%        100.0%        100.0%        100.0%
                          ========   ========   ========                                     =====         =====         =====

    Platform Enabling revenue decreased by $7.2 million (or 6%) in fiscal 1999 due to declines in average selling prices due to PC price declines, the loss of a significant North American customer due to acquisition and the discontinuation of the PICO and PC Enhancing Division and some of its products. inSilicon revenue increased by $10.2 million (or 116%) in fiscal 1999 due to the acquisition of Sand and the continued demand for outsourced circuit IP. Platform Enabling revenue increased by $13.7 million (or 14%) in fiscal 1998 due to growing PC unit shipments and additional BIOS market demand. inSilicon revenue increased by $3.7 million (or 72%) in fiscal 1998 due to growing acceptance of semiconductor IP and maintenance fees from the growing installed based of inSilicon customers.

    Service revenue increased $6.9 million (or 44%) in fiscal 1998 due to a number of chipset generation changes, the introduction of new PC standards and the focus of a higher proportion of field engineering resources on revenue-generating projects.

    No customer accounted for more than 10% of revenue in fiscal 1999, 1998 or 1997.

GROSS MARGIN

    Gross margin as a percent of revenue was 77%, 80% and 82% for fiscal 1999, 1998 and 1997, respectively. The decrease in gross margin in fiscal 1999 from fiscal 1998 was attributable to the amortization of purchased technology related to the acquisition of Sand of $2.1 million and an increase in end-user support costs of $3.2 million. The decrease in gross margin in fiscal 1998 from fiscal 1997 was due to an increase in service revenue, on which a lower margin was earned.

    License fee gross margin as a percentage of license fee revenue was 92%, 92% and 91% in fiscal 1999, 1998 and 1997, respectively. The increase in license fee gross margin in fiscal 1998 was primarily due to the decrease in amortization of capitalized software. Amortization of capitalized software development costs charged to cost of revenue in fiscal 1999, 1998 and 1997, was $4.8 million, $4.3 million, and $5.0 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $39.9 million, $40.5 million and $32.9 million in fiscal 1999, 1998 and 1997, respectively. As a percent of revenue, these expenses represented 32%, 33% and 31%, respectively. In fiscal 1999, research and development expenses decreased $0.6 million (or 1%) due to decreased personnel resulting from the consolidation of operations with our Company and Award and to reductions in development spending on PICO and PC Enhancing products. In fiscal 1998, research and development expenses increased $7.6 million (or 23%) due to additions in engineering personnel, primarily for the increased development of information appliance and interconnect products and for the feature enhancement of existing PC systems software.

    We capitalized approximately $2.4 million, $5.2 million and $6.8 million of software development costs in fiscal 1999, 1998 and 1997, respectively. These decreases were due to a higher proportion of costs being incurred on non-capitalizable projects, which have not yet reached technological feasibility, and the development of tools associated with the development and deployment of our products. We believe that continued investments in new and evolving technologies are essential to meet the rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $29.0 million, $27.8 million and $22.4 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, sales and marketing expenses increased $1.2 million (or 4%) due to increased branding and marketing activities associated with the establishment of the PhoenixNet Division. In fiscal 1998, sales and marketing expenses increased $5.4 million (or 24%) due mainly to additions in sales personnel to support its Platform Enabling and inSilicon Divisions, higher product marketing costs and the addition of international field offices in Hong Kong and Japan.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses, net of amortization of goodwill, were approximately $16.3 million, $16.1 million and $15.2 million in fiscal 1999, 1998 and 1997, respectively, and represented 13%, 13% and 14% of total revenue, respectively. The cost increase in fiscal 1998 was primarily due to additions in staff and facilities that were required to support our growth. Amortization of goodwill was $2.2 million in fiscal 1999 related to the purchase of Sand.

MERGER, ACQUISITION AND RESTRUCTURING COSTS

    Merger, acquisition and restructuring charges during the years ended September 30, 1999, 1998 and 1997, were as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                       1999       1998       1997
(IN THOUSANDS)                                       --------   --------   --------
Out-of-pocket merger and acquisition costs.........  $    --    $ 5,677      $ --
Severance and other exit costs.....................    7,108      3,434        --
Asset write-offs...................................    7,346      1,369        --
In-process research and development................       --      4,250        --
                                                     -------    -------      ----
                                                     $14,454    $14,730      $ --
                                                     =======    =======      ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    1999 CHARGES

    The charges in fiscal 1999 were related to realigning the business into three operating divisions, the consolidation of certain facilities and operations, and steps to integrate Award and Sand.

    Included in the fourth quarter of fiscal 1999 was a restructuring charge of $10.0 million associated with streamlining certain operations, facilities consolidations (including closing the office in the United Kingdom), and discontinuing or de-emphasizing certain products of the Company's inSilicon Division. The restructuring plan included $3.6 million in severance benefits associated with the elimination of approximately 54 positions in engineering, sales, marketing, and administration from various product divisions, field operations including field engineering and sales, and management (primarily in the United Kingdom and North America), $5.7 million of asset write-offs (mostly capitalized software of the inSilicon division), $0.6 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. The Company also reversed $0.8 million of severance charges from prior restructuring plans as a result of the decision to retain certain positions. Of the 54 terminations, approximately 39 have been completed as of September 30, 1999.

    Included in the third quarter of fiscal 1999 was a restructuring charge of $2.5 million associated with the discontinuation of the PICO and PC Enhancing Division and severance related to certain management positions. Of the $2.5 million, $1.6 million were associated with the write-off of PICO and PC Enhancing related capitalized software, $0.8 million for severance benefits for a management position, and $0.1 million for other general administrative expenses.

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment.

    Approximately $3.7 million of the fiscal 1999 restructuring charges were unpaid as of September 30, 1999, most of which will be paid in fiscal 2000.

    1998 CHARGES

    Included in the fourth quarter of fiscal 1998 was a charge of $14.0 million related to the acquisitions of Award and Sand. The charge consisted of $5.7 million of out-of-pocket costs, $3.4 million of asset write-offs, $0.5 million in severance benefits associated with the elimination of 4 positions in North America in various departments, $0.1 million in facilities abandonment, and a $4.3 million of in-process research and development charge. Included in the third quarter of 1998 is a restructuring charge of $0.8 million related to the severance benefits for eliminating approximately 20 positions in engineering, sales, marketing, and administration from various divisions as a result of the consolidation of certain functions and the elimination of certain management positions.

    Out-of-pocket merger and acquisition costs of $5.7 million in fiscal 1998 include legal, accounting and investment banking fees associated with the acquisition of Award. Asset write-offs of $3.4 million include the carrying value of assets that were determined to be redundant as a result of either merger or restructuring activities. As of September 30, 1999, substantially all fiscal 1998 restructuring charges have been paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    The in-process research and development charge in fiscal 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." The allocation was based upon an independent appraisal. The appraised value was determined by estimating the future net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate applied includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

INTEREST AND OTHER INCOME, NET

    Interest income is primarily derived from cash, short- and long-term investments and marketable securities. The income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned in fiscal 1999 was approximately 4.9%. In addition, certain trade balances are denominated in foreign currencies, and therefore are subject to fluctuations in foreign currency exchange rates.

    Net interest income was $3.4 million, $4.7 million and $4.0 million in fiscal 1999, 1998 and 1997, respectively. The decrease in fiscal 1999 was primarily due to the decrease in the average cash balances available for investment as a result of cash payments related to the acquisition of Sand and stock repurchases.

    Net other income increased from $1.5 million in fiscal 1998 to $4.0 million in 1999, mainly due to the sale of additional shares of Xionics Document Technologies, Inc. ("Xionics") common stock. We recorded a gain of $4.0 million on the sale of 1,048,881 shares (all of our remaining ownership interest) of Xionics common stock in fiscal 1999, as compared to a gain of $1.5 million on the sale of 156,500 shares of Xionics common stock in fiscal 1998 and a gain of $3.2 million on the sale of 250,000 shares of Xionics common stock in fiscal 1997.

PROVISION FOR INCOME TAXES

    We recorded income tax provisions of $0.9 million, $5.0 million and $9.5 million in fiscal 1999, 1998 and 1997, respectively. Excluding non-deductible in-process research and development and transaction costs related to the acquisitions of Award and Sand in fiscal 1998, our effective tax rate was 32% in fiscal 1999, 1998 and 1997. Our effective tax rate (excluding non-deductible acquisition charges and transaction costs) has been lower than the statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

NEW ACCOUNTING PRONOUNCEMENTS

    In fiscal 1999, we adopted Statement of Financial Accounting Standards
No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 130 establishes standards for the reporting of comprehensive income, and requires our Company to disclose comprehensive income to supplement the current reporting of income. SFAS 131 sets forth standards for the disclosure of certain information by segments, such as products or services, geographic regions or major customers. The adoption of SFAS 130 and SFAS 131 did not have a material impact on our consolidated financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    We adopted Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION,"
("SOP 97-2"), and Statement of Position 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION," ("SOP 98-4"), as of October 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION," ("SOP 91-1").The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect our future revenues and results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 deferred for one year the effective date of SFAS 133. We are required to adopt this statement in fiscal 2001 and have not determined the effect, if any, that adoption will have on our consolidated financial position or results of operations.

FLUCTUATIONS IN OPERATING RESULTS

    The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated data for fiscal 1999 and 1998. This information was derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with our annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

    Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenue and operating results prior to the end of a quarter uncertain. While we receive recurring revenue on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we have experienced a pattern of recording 50% or more of our quarterly revenue in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. These reviews keep management informed of areas where additional selling effort may be needed in order to meet the internal plans and market expectations. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the year. As a result, if revenue were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BUSINESS RISKS

    The additional following factors should be considered carefully when evaluating our Company and our business.

PRODUCT DEVELOPMENT

    Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenue generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements.

PROTECTION OF INTELLECTUAL PROPERTY

    We rely on a combination of patent, trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. We have been issued seventeen patents with respect to our current product offerings and have more than eighty-five patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. As the number of software patents increases, we believe that software developers may become increasingly subject to infringement claims.

    There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by us. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, can trigger indemnity obligations owed by us to third parties, and may have an adverse effect on our business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us, or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

IMPORTANCE OF MICROSOFT AND INTEL

    For a number of years, we have worked closely with Microsoft Corporation and Intel Corporation in developing standards for the PC industry. In addition, we supply our system level software technology to Intel. We remain optimistic regarding its relationships with these two industry leaders. However, there can be no assurance that either Microsoft or Intel will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Such action by either Intel or Microsoft may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings and strategies and those of Intel. Windows NT and Windows CE (Microsoft's operating systems for hand held PDA devices) incorporate some functionality that has traditionally resided in the BIOS. Both Intel and Microsoft, in their endeavors to add value, incorporate features or functions provided by us in silicon or in the operating system, respectively. Therefore, we must continually create

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

new features and functions to sustain, as well as increase, our software's added value to OEMs. There can be no assurances that we will be successful in these efforts.

ATTRACTION AND RETENTION OF KEY PERSONNEL

    We believe we employ more BIOS engineers than any other company in the PC industry. Semiconductor IP and Internet products are based on new and emerging technologies that are different from BIOS technologies. Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified engineers. The available pool of engineering talent is limited for all three operating divisions. Accordingly, failure to attract, retain and grow our research and development teams could adversely affect our business and operating results.

DEPENDENCE ON KEY CUSTOMERS; CONCENTRATION OF CREDIT RISK

    The loss of any key customer and our inability to replace revenue provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets. As a result, we maintain individually significant receivable balances due from them. If these customers fail to meet our guaranteed minimum royalty payments and other payment obligations, our operating results could be adversely affected. As of September 30, 1999, our largest receivable balance represented approximately 9% of total accounts receivable.

COMPETITION

    The market for our BIOS products is very competitive, resulting in downward pricing pressure. In marketing our BIOS products, we compete primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than ours. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, International Business Machines Corporation and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. There can be no assurance that we will continue to compete successfully with our current competitors or potential new competitors. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations or financial condition.

    The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant SIP suppliers, such as the Mentor Graphics' Inventra Division, Synopsys, Enthink and VAutomation; suppliers of ASIC semiconductors, such as LSI Logic, and the ASIC divisions of IBM Microelectronics, Lucent, Toshiba and NEC; and to a lesser degree suppliers of Field Programmable Gate Array, or FPGA, semiconductors, such as Altera, Xilinx, Actel and Quicklogic. We also compete with the internal development organizations of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and HP. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principle business is providing design services as work-for-hire, such as Intrinsix, Sican, and the service division of Cadence also provide competition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In the Internet business, there are many distribution vehicles for our partners to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than us.

INTERNATIONAL SALES AND ACTIVITIES

    Revenue derived from our international operations comprises a majority of total revenue. There can be no assurances that we will not experience significant fluctuations in international revenue. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into an increasing number of contracts denominated in local currencies. We have sales and engineering offices in Germany, Japan, Korea and Taiwan and use a software engineering firm in India. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

YEAR 2000

    The Year 2000 ("Y2K") issue may pose significant operational problems for computer systems used internally by us. We have incurred internal staff costs as well as consulting and other expenses related to upgrades, replacements and modifications necessary to address Y2K issues within internal systems. There can be no assurance that we have identified and addressed all Y2K issues within our internal systems that may have a material impact on our operations. Furthermore, there can be no assurance that the systems of other companies with which we deal and on which our systems rely will also be timely converted or that any such failure to convert by another company would not have a material impact on our operations.

    The Y2K issue may also pose significant operational problems for us as a result of products we have sold or licensed. We have made available to our customers and end users test utilities and fixes to certain of our products that we have determined are not Y2K compliant. These fixes make older products Y2K operational. Despite these efforts, we cannot predict the extent to which we will be required to provide support to end users or whether systems used by end users will be impacted by products that are not fully compliant. Accordingly, we cannot predict whether we will be named as a defendant in claims or complaints regarding the Y2K issue, nor can we anticipate the number of such claims or complaints if we are so named. If we are so named, the cost of defending and resolving such claims may have a material impact on us. Depending on the nature of the claims asserted, the remedy imposed or the cost of defense, even one such suit could represent a material exposure to us. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--YEAR 2000."

VOLATILE MARKET FOR PHOENIX STOCK

    The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by us and our competitors, changes in our or our competitors' product mix or product direction, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

high-technology companies and that often have been unrelated to the operating performance of these companies.

CERTAIN ANTI-TAKEOVER EFFECT

    Our Certificate of Incorporation, Bylaws and Stockholder Rights Plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three-year terms. The Stockholder Rights Plan permits holders of our common stock to purchase shares of Series A Junior participating preferred stock in the event of the acquisition by a third party of 15% or more of our outstanding common stock or if a third party announces its tender offer for at least 15% of our outstanding common stock. If we are acquired in a merger or other business combination, each right will entitle its holder to purchase a number of shares of our common stock that equals twice the exercise price ($75.00). In addition, in connection with the February 1996 sale of shares representing 6% of our outstanding common stock and of a warrant to purchase an additional 7%, we granted Intel Corporation certain rights in the event of solicited or unsolicited offers to acquire us.

RAPID CHANGE WITH THE INTERNET

    Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, potential tax or other government regulation, may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment in our business operations and product development efforts, our future net revenue and operating results could be adversely affected.

BUSINESS DISRUPTIONS

    While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against or to alleviate, problems caused by virus creators and/or hackers.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, our primary sources of liquidity included cash, cash equivalents and short-term investments of $55.6 million, and available borrowings under a bank credit facility of $10.0 million. There were no borrowings outstanding under the bank credit facility at September 30, 1999. We believe that our existing sources of liquidity will be sufficient to satisfy our cash requirements for at least the next twelve months.

    In fiscal 1999, we repurchased and retired approximately 3.3 million shares of our common stock at a cost of $34.1 million. In fiscal 1998, we repurchased approximately 300 thousand shares at a cost of $3.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CHANGES IN FINANCIAL CONDITION

    Net cash generated from operating activities during fiscal 1999 was $21.6 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $13.7 million, which consisted primarily of $6.2 million of net purchases of short-term and long-term investments and marketable securities, $5.8 million in purchases of property and equipment, and $2.4 million in additions to computer software costs. Cash used for financing activities during fiscal 1999 was $28.3 million, consisting primarily of $34.1 million to repurchase our common stock, partially offset by $5.8 million generated from the exercise of common stock options and the issuance of stock under our employee stock purchase plan.

YEAR 2000

    Significant uncertainty exists in the software industry concerning the potential effects associated with the Y2K problem. Many software and firmware products and internally developed applications used two digits to designate the year instead of four digits. This may result in the interpretation of the year 00 as 1900 or other dates instead of correctly interpreting it as 2000. The PC industry has also defined the Y2K issue to include proper handling of leap year calculations. A Y2K issue could disrupt processing transactions or even cause certain systems to fail. This possibility affects our products and our information technology and other internal systems as well as our customers and vendors.

    Our Y2K compliance effort covers our products, internal systems and services provided by others.

PHOENIX PRODUCTS

    HISTORY. Since our inception, we have sold or licensed various products, including BIOS products, semiconductor intellectual property and consumer software.

    Our BIOS products fall into differing definitions of Y2K compliance. Most BIOS-related products sold or licensed after fiscal 1995 were designed to automatically handle millennium date changes. Most of our BIOS products prior to that date are manually compliant, which means that end users must change the date once on their system after December 31, 1999 in order for the system date to be proper. We have identified one product line that was not compliant at various shipment dates, and have made test utilities and fixes available on our web site to allow end users to test and update their system's operation and automatically provide a fix if it is not Y2K compliant.

    Our semiconductor IP product lines do not generally handle date-related functions and accordingly do not cause Y2K issues. We discontinued consumer software product lines in 1996. Accordingly, we do not believe that a material number of these products will remain in use after January 1, 2000. We have developed a list of all products we sold and licensed and have assessed the level of compliance of these products. This effort was completed in the second quarter of our 1999 fiscal year.

    REMEDIAL STEPS. We sell and license our products directly to OEMs and manufacturers of motherboards, and therefore do not have direct customer relationships with end users of PCs or information appliances. Nonetheless, for any products deemed to be less than fully compliant, we will make available to end-users software upgrades, fixes or patches. These solutions have been made available to users through our web site and a contracted call support center. We will also make these solutions available to OEM customers for placement by those customers on their respective web sites and delivery to their customers. Where appropriate, we will undertake other efforts to inform and deliver solutions to end-users. However, there can be no assurance that end-users of products containing software sold or licensed by us will become aware of the non-compliance of their software, will take steps to download these solutions from the Internet, or that such end users will have Internet access. We have estimated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

incremental costs of providing these solutions and other end user support and estimated costs to be approximately $3.3 million and have accrued this amount in the fourth quarter of fiscal 1999.

    EXPOSURE. We continue to identify and assess the state of Y2K compliance of those products sold or licensed and the number of those products remaining in use. There can be no assurance that we will be able to identify all compliance issues for each of the products we have sold or licensed during our history. Accordingly, our estimate of the cost of obtaining compliance and providing end user support is subject to change.

INFORMATION TECHNOLOGY AND OTHER SYSTEMS

    Our plans for dealing with Y2K have included surveying and testing or certifying all of the hardware and software used for compliance, performing remediation where necessary, and developing contingency plans for possible failure scenarios occurring after December 31, 1999.

    CURRENT STATUS. Our internal systems are generally based on purchased software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of hardware, including networking hardware, is three years old or less. Software products in use range in age generally from the latest upgrade to approximately ten years old. We use Oracle as our primary financial system, which has been upgraded recently to a version, which Oracle represents is Y2K compliant. We have selected a replacement for the code management system used in product development and deployment. This code management system was purchased in fiscal 1999 and the manufacturer represents that it is Y2K compliant.

    We executed a project plan, approved by our Board of Directors, and tested our hardware and software. A key element of the plan was to identify and test all firmware and software, including embedded firmware and software in other systems, such as building access and temperature control systems. All tests and necessary remediation have been completed.

    TEST, CERTIFICATION AND REMEDIATION. Third party software was used to test each of the computer systems and inventory all applications in use. The application information was compared to vendor or other published databases with Y2K compliance information. Remedial action was performed where necessary, which usually involved acquiring and implementing an upgrade. For those applications not found in the published Y2K information, the vendors were contacted, and where necessary, upgrades were acquired and implemented. Where the vendor no longer existed, a determination was made, based on the importance of the application, to test and, if necessary, modify it internally, replace it or ignore it.

    COST OF COMPLIANCE TESTING AND REMEDIATION. We spent approximately $350,000 in testing, remediation and upgrades. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of our personnel involved in the project. Our Information Technology personnel spent approximately 15% of their time during the fiscal 1999 on Y2K issues at an approximate cost of $260,000. Software purchases and certain other related costs have been capitalized and depreciated while other costs are charged directly to expense. Y2K expenses are being funded through operating cash flows. Total anticipated Y2K expenditures are not material to our financial condition or results of operations. However there can be no assurance that additional and material unanticipated costs will not arise, and actual results could differ materially from those anticipated.

THIRD-PARTY SYSTEMS

    We have relationships with various third parties and the failure of these third parties to achieve Y2K compliance could have a material impact on our business, operating results and financial condition. We

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

have made inquiries of our major vendors and suppliers, such as banks, payroll service and equipment vendors about their Y2K readiness. We have determined that responses to date have been satisfactory for determining the readiness of these vendors. Nevertheless, there can be no assurance that unanticipated processing or supply problems will not occur after the turn of the year.

    We do not currently have any information concerning the Y2K readiness of our customers. In the event that our significant customers do not successfully achieve Y2K compliance in a timely manner, our business or operations could be adversely affected.

WORST CASE SCENARIO AND CONTINGENCY PLANS

    The worst case scenario would include significant costs and business interruptions associated with: 1) previously undetected errors in our products,
2) Y2K litigation, as currently being experienced by other software vendors,
3) a significant disruption of our internal information systems and 4) the failure of infrastructure services provided by government agencies and other third parties (e.g., air travel, banking, utilities, etc.). Third-party litigation purporting to represent a class of PC or other product users containing our products, independent of the merits of such claims, could require a significant amount of management time and resources to defend ourselves. We developed comprehensive contingency plans, covering rapid response to customer and end-user problems as well as manual or other temporary remedies in the event of failure of our or third party systems. There can be no assurance that the actions being taken by us, as described throughout this Y2K section, will prevent any Y2K problems. In addition, there can be no assurance that the contingency plans will be sufficient to counteract such problems, which could result in a material adverse effect upon our business, operating results and financial condition.

EURO

    We are addressing the issues raised by the introduction of the Single European Currency ("Euro") on January 1, 1999 and will monitor this issue throughout the transition period ending January 1, 2002. Our internal systems that are affected by the initial introduction of the Euro have been updated without material system modification costs. Further internal systems changes may be made during the three-year transition phase in preparation for the ultimate withdrawal of the legacy currencies in July 2002. The costs of these potential changes are not expected to be material. We do not presently expect that the introduction and use of the Euro will materially affect our foreign exchange activities, or will result in any material increase in costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

INTEREST RATE RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK

    International revenues from our foreign subsidiaries were 67%, 60% and 61% of total revenues in fiscal 1999, 1998 and 1997, respectively. International sales are primarily from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on us in fiscal 1999 was not material.

INVESTMENT RISK

    We invest in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. If certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings in the future, then they are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to our Company's directors will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2000 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference. The information required by this item with respect to our executive officers is contained in Part I in the section captioned, "EXECUTIVE COMPENSATION."

    The executive officers of the Company, each of whom serve at the discretion of the Board of Directors, as of the filing date of this Form 10-K are as follows:

NAME                               AGE                                POSITION
----                             --------   ------------------------------------------------------------
Albert E. Sisto................     50      President and Chief Executive Officer

Wayne C. Cantwell..............     34      President and Chief Executive Officer, inSilicon Division

David Everett..................     56      Senior Vice President and General Manager, Platform Enabling
                                              Division

Harry Gierhart.................     50      Senior Vice President and General Manager, PhoenixNet
                                            Division

George C. Huang................     57      Senior Vice President, Strategic Planning

William E. Meyer...............     37      Vice President, Finance, Chief Financial Officer and
                                            Treasurer

Linda V. Moore.................     53      Vice President, General Counsel and Secretary

    Mr. Sisto joined the Company as President and Chief Executive Officer in June 1999. He was formerly Chief Operating Officer of RSA Data Security, Inc. from 1997 to 1999. Prior to that, he served as President, Chairman and CEO of DocuMagix, Inc. from 1994 to 1997, which was merged into efax.com. From 1989 to 1994, he was the President and CEO of PixelCraft, Inc. Mr. Sisto also serves on the Boards of Directors of Insignia Solutions, Hi/fn Inc., efax.com, Tekgraf, and the Company. Mr. Sisto earned a Bachelor of Science in engineering from the Stevens Institute of Technology.

    Mr. Cantwell became President and Chief Executive Officer of inSilicon, a wholly owned subsidiary of the Company, in November 1999. He was Vice President and General Manager, North American Operations of the Company from March 1998 to October 1998; Vice President Asia/America Operations from September 1997 to March 1998; and General Manager Asia Operations from January 1996 to August 1997. Prior to that, Mr. Cantwell held various sales, sales management and general management roles with the Company since joining in 1991. Mr. Cantwell received a B.S. in Electrical Engineering from DeVry Institute of Technology.

    Mr. Everett rejoined the Company as Senior Vice President and General Manager of the Platform Enabling Division in April 1999. Prior to rejoining the Company, he was CEO of 3D Labs, Inc. In September 1997, he became President and CEO of Dynamic Pictures, Inc. In January 1996, he joined the Company as Vice President, Worldwide Field Operations. Mr. Everett has also worked for SyQuest Technology as Executive Vice President, Sales and Marketing, and for Wyse Technology as Senior Vice President, Sales and Corporate Marketing. Mr. Everett earned a B.A. in Business from Michigan State University.

    Mr. Gierhart joined the Company as Senior Vice President and General Manager of the PhoenixNet Division in October 1999. Mr. Gierhart has also founded and managed software companies that have been acquired by Sterling Software, Computer Associates and Adobe Systems. He currently serves on the Boards of Directors of Television Computer and Digital Grid LLC. Mr. Gierhart earned a Bachelor's degree from Westminster.

    Dr. Huang joined the Company as Senior Vice President of Strategic Planning in September 1998. Prior to the merger of Award Software and the Company, he was President, CEO and Chairman of the Board of Directors of Award Software. He is also Chair of GCH Systems, Inc., a company that develops and markets embedded controllers, application-specific integrated circuits and PC systems. From 1984 to 1994, he was CEO of GCH. Dr. Huang holds a BS in Electrical Engineering from the National Taiwan University, a M.S. in Electrical Engineering from Washington State University and a Ph.D. from the University of Washington.

    Mr. Meyer joined the Company as Corporate Controller in February 1998. He was promoted to Vice President, Finance, in December 1998, and Chief Financial Officer in May 1999. For over two years prior to joining the Company, Mr. Meyer was Vice President and Controller for Microprose, a publicly held developer of entertainment software. From 1992 to 1995, he was Vice President of Finance and Chief Financial Officer for SBT Accounting Systems, a developer of accounting software applications; from 1986 to 1992, he held various positions with Arthur Andersen & Co., including two years as Audit Manager. He is a Certified Public Accountant. Mr. Meyer holds a B.S. from California State University, Sacramento.

    Ms. Moore joined the Company in November 1999. Prior to joining the Company she was Vice President and General Counsel of NHancement Technologies, Inc., a distributor of computer-telephony products based in Fremont, California. From 1989 to 1998, she served as General Counsel and Secretary of Jabil
Circuit, Inc., an electronics contract manufacturer headquartered in St. Petersburg, Florida. She has also served as a consultant to Internet start-ups and has 6 years experience in equipment leasing. Ms. Moore received a B.A. from the University of Michigan, an M.A. from Eastern Michigan University and a J.D. from Detroit College of Law at Michigan State University.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following Consolidated Financial Statements of our Company and our subsidiaries are filed as part of this report on Form 10-K:

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     34
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................     35
Consolidated Balance Sheets as of September 30, 1999 and
  1998......................................................     36
Consolidated Statements of Income for the years ended
  September 30, 1999, 1998 and 1997.........................     37
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 1999, 1998 and 1997.............     38
Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997.........................     39
Notes to Consolidated Financial Statements..................     40

    2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

(b) REPORTS ON FORM 8-K

    On September 29, 1998, we filed a Current Report on Form 8-K reporting our completion of the merger with Award Software International ("Award"). On
October 7, 1998, we filed a Form 8-K reporting the acquisition of Sand. On November 25, 1998, the Registrant filed a Current Report on Form 8-K/A amending the September 29, 1998 Form 8-K filing to include unaudited, pro forma financial statements of the Registrant and Award.

(c) EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    2.1                 Agreement and Plan of Reorganization dated April 15, 1998, among Phoenix, Portland Acquisition Corporation and Award
                          (incorporated herein by this reference to Exhibit 2.1 to
                          the Registration Statement on Form S-4 filed with the SEC
                          on May 26, 1998).

    2.2                 Agreement of Merger between Award and Portland Acquisition
                          Corporation (incorporated herein by this reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998).

    3.1                 Amended and Restated Certificate of Incorporation of Phoenix
                          dated June 29, 1998 (incorporated herein by this reference to Exhibit 3.1 to the Registration Statement on Form S-4
                          filed with the SEC on May 26, 1998).

    3.2                 By-laws of Phoenix as amended through February 6, 1995
                          (incorporated herein by reference to Exhibit 4.2 to
                          Phoenix's Registration Statement on Form S-8, Registration
                          No. 333-03065).

    3.6                 Certificate of Ownership (incorporated herein by reference to Exhibit 3.6 to Phoenix's 1988 Annual Report on
                          Form 10-K).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    4.1                 Rights Agreement dated as of October 31, 1989 between
                          Phoenix and The First National Bank of Boston
                          (incorporated herein by reference to Exhibit 4.1 to
                          Phoenix's Form 8-K filed on October 31, 1989).

   10.4                 Employment Agreement dated June 9, 1994 between Phoenix and
                          Jack Kay (incorporated herein by reference to
                          Exhibit 10.9 to Phoenix's Quarterly Report on Form 10-Q
                          filed on August 15, 1994).

   10.15                1994 Equity Incentive Plan, as amended through February 28,
                          1996 (incorporated herein by reference to Exhibit 10.17 to
                          Phoenix's Report on Form 10-K for the fiscal year ended
                          September 30, 1995 (the "1995 10-K")).

   10.21                Amended and Restated Lease Agreement dated March 15, 1995
                          between The Prudential Insurance Company of America and
                          Phoenix with respect to certain facilities located at 846
                          University Avenue, Norwood, MA (incorporated herein by
                          reference to Exhibit 10.23 to the 1995 10-K).

   10.22+               Agreement dated December 18, 1995 between Intel Corporation and Phoenix (incorporated herein by reference to
                          Exhibit 10.24 to Phoenix's Report on Form 10-Q for the
                          quarter ended December 31, 1995, as amended by a
                          Form 10-Q/A-1 (the "December 1995 10-Q")).

   10.23                Common Stock and Warrant Purchase Agreement dated
                          December 18, 1995 by and between Phoenix and Intel
                          Corporation (incorporated herein by reference to Exhibit 10.25 to the December 1995 10-Q).

   10.24                Warrant to Purchase Shares of Common Stock of Phoenix dated
                          February 15, 1996 (incorporated herein by reference to
                          Exhibit 2 to the Schedule 13D of Intel Corporation dated
                          February 23, 1996 with respect to the purchase by Intel of shares of Phoenix's common stock and of a warrant to
                          purchase shares of Phoenix's common stock (the "Intel
                          Schedule 13D")).

   10.25                Investor Rights Agreement dated December 18, 1995 between
                          Phoenix and Intel Corporation (incorporated herein by reference to Exhibit 3.2 to the Intel Schedule 13D).

   10.26                Standard Industrial Lease--Full Net between The Equitable
                          Life Assurance Society of the United States as Landlord
                          and Phoenix as Tenant dated as of May 15, 1996 for that
                          certain property located at 411 E. Plumeria Drive,
                          San Jose, California (incorporated herein by reference to
                          Exhibit 10.20 to Phoenix's Report on Form 10-Q for the
                          quarter ended June 30, 1996).

   10.28                Industrial Lease (Single Tenant; Net) dated October 1, 1996 by and between The Irvine Company and Phoenix for that
                          certain property located at 135 Technology Drive, Irvine,
                          California (incorporated herein by reference to
                          Exhibit 10.28 to the 1996 Form 10-K).

   10.29                1996 Equity Incentive Plan, as amended through December 12,
                          1996 (incorporated herein by reference to Exhibit 4.2 to
                          Phoenix's Registration Statement on Form S-8 filed on
                          January 27, 1997 (Registration No. 333-20447)).

   10.31                Loan Agreement dated March 27, 1998 by and between Silicon
                          Valley Bank and Phoenix (incorporated herein by reference
                          to Exhibit 10.31 to Phoenix's Report on Form 10-Q for the
                          quarter ended March 31, 1998).

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
   10.34                Form of Indemnity Agreement to be entered into between
                          Phoenix and its directors and officers, with related
                          schedule (incorporated herein by reference to
                          Exhibit 10.1 to the Registration Statement on Form S-1,
                          File No. 333-05107, filed by Award Software International,
                          Inc. on June 3, 1996, as amended).

   10.35                Lease dated January 1, 1996 between GCH Systems, Inc. and
                          Phoenix (incorporated herein by reference to Exhibit 10.7
                          to the Registration Statement on Form S-1, File
                          No. 333-05107, filed by Award on June 3, 1996, as
                          amended).

   10.36                Summary of Leases dated March 1, 1996 between Sun
                          Corporation, GSS Corporation and the Registrant
                          (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1, File No. 333-05107, filed by Award Software International, Inc. on June 3,
                          1996, as amended).

   10.37                Voting Agreement dated January 12, 1996 between Phoenix and certain persons named therein (incorporated herein by
                          reference to Exhibit 10.9 to the Registration Statement on
                          Form S-1, File No. 333-05107, filed by Award on June 3,
                          1996, as amended).

   10.38                Investors' Rights Agreement among Phoenix and certain other persons named therein dated January 12, 1996 (incorporated herein by reference to Exhibit 10.10 to the Registration
                          Statement on Form S-1, File No. 333-05107, filed by Award
                          on June 3, 1996, as amended).

   10.39                Warrant issued to Synnex Information Technologies, Inc.
                          (incorporated herein by reference to Exhibit 10.11 to the
                          Registration Statement on Form S-1, File No. 333-05107,
                          filed by Award on June 3, 1996, as amended).

   10.40                Warrant issued to Vobis Microcomputer AG (incorporated
                          herein by reference to Exhibit 10.12 to the Registration
                          Statement on Form S-1, File No. 333-05107, filed by Award
                          on June 3, 1996, as amended).

   10.41                Warrant issued to Venrock Associates (incorporated herein by reference to Exhibit 10.13 to the Registration Statement
                          on Form S-1, File No. 333-05107, filed by Award on
                          June 3, 1996, as amended).

   10.42                Warrant issued to Venrock Associates II, L.P. (incorporated herein by reference to Exhibit 10.14 to the Registration
                          Statement on Form S-1, File No. 333-05107, filed by Award
                          on June 3, 1996, as amended).

   10.43                Warrant issued to Walden Capital Partners II, L.P.
                          (incorporated herein by reference to Exhibit 10.15 to the
                          Registration Statement on Form S-1, File No. 333-05107,
                          filed by Award on June 3, 1996, as amended).

   10.44                Warrant issued to Walden Technology Ventures II, L.P.
                          (incorporated herein by reference to Exhibit 10.16 to the
                          Registration Statement on Form S-1, File No. 333-05107,
                          filed by Award on June 3, 1996, as amended).

   10.45+               Technology Development and Support Agreement dated June 28,
                          1996 between Phoenix and Advanced Micro Devices, Inc.
                          (incorporated herein by reference to Exhibit 10.17 to the
                          Registration Statement on Form S-1, File No. 333-05107,
                          filed by Award Software International, Inc. on June 3,
                          1996, as amended).

   10.46                Common Stock Purchase Agreement by and among Award, Sun
                          Corporation and Axis Corporation dated April 13, 1998
                          (incorporated herein by reference to Exhibit 10.1 of the 10-Q of Award for the quarter ended June 30, 1998).

   10.47                Support Agreement by and between Award and Vobis
                          Microcomputer AG dated April 15, 1998 (incorporated herein by reference to Exhibit 10.2 of the 10-Q of Award for the quarter ended June 30, 1998).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
   10.48+               Memorandum of Understanding by and among Sun Corporation,
                          Axis Corporation and Phoenix (incorporated herein by
                          reference to Exhibit 10.25 of the 10-Q of Award for the
                          quarter ended June 30, 1997).

   10.49                Commercial Lease dated January 5, 1996 by and between
                          Unicore Software, Inc. and 114 Realty Trust, as amended on
                          May 30, 1997 and September 1, 1997 (incorporated herein by reference to Exhibit 10.26 of the 10-K of Award for the
                          year ended December 31, 1997).

   10.50                Executive Severance Benefits Agreement dated September 24,
                          1998 between Phoenix and George C. Huang (incorporated
                          herein by reference to Exhibit 10.27 of the 10-K of Award
                          for the year ended December 31, 1997).

   10.51                Executive Severance Benefits Agreement dated April 14, 1998 between Phoenix and Laurent K. Gharda (incorporated herein by reference to Exhibit 10.34 of the 10-K of Award for the year ended December 31, 1997).

   10.52                Promissory Note dated March 1, 1998 issued by Pierre A.
                          Narath to Phoenix (incorporated herein by reference to Exhibit 10.35 of the 10-K of Award for the year ended
                          December 31, 1997).

   10.53                Letter Agreement dated March 1, 1998 between Pierre A.
                          Narath and Phoenix (incorporated herein by reference to Exhibit 10.36 of the 10-K of Award for the year ended
                          December 31, 1997).

   10.54+               Master Original Equipment Manufacturer (OEM) Software
                          License Agreement, dated September 10, 1997, between
                          Phoenix and Intel Corporation (incorporated herein by
                          reference to Exhibit 10.37 of the 10-K of Award for the
                          year ended December 31, 1997).

   10.55                Executive Severance Benefits Agreement dated January 31,
                          1999 between Phoenix and George Adams.

   10.56                Executive Severance Benefits Agreement dated January 21,
                          1999 between Phoenix and Jack Kay.

   10.57                Executive Severance Benefits Agreement dated August 13, 1999 between Phoenix and David Frodsham.

   10.58                Executive Severance Benefits Agreement dated December 18,
                          1998 between Phoenix and Robert J. Riopel.

   10.59                Employment Agreement dated June 8, 1999 between Phoenix and
                          Albert E. Sisto.

   10.60                Phoenix Preferred Share Purchase Rights Plan dated
                          October 28, 1999 (incorporated herein by reference to Exhibit 1 of Form 8-A as filed on October 28, 1999).

   21.1                 Subsidiaries of the Registrant.

   23.1                 Consent of Ernst & Young LLP, Independent Auditors.

   23.2                 Consent of PricewaterhouseCoopers LLP, Independent
                          Accountants.

   24                   Power of Attorney. See signature page.

   27                   Financial Data Schedule.

------------------------

+ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHOENIX TECHNOLOGIES LTD.

                                                       By:  /s/ ALBERT E. SISTO
                                                            -----------------------------------------
                                                            Albert E. Sisto
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                            Date: December 17, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALBERT E. SISTO                               /s/ WILLIAM E. MEYER
-------------------------------------------       -------------------------------------------
Albert E. Sisto                                   William E. Meyer
Director and Principal Executive Officer          Principal Finance and Accounting Officer
Date: December 17, 1999                           Date: December 17, 1999

/s/ JACK KAY                                      /s/ GEORGE C. HUANG
-------------------------------------------       -------------------------------------------
Jack Kay                                          George C. Huang
Director                                          Director
Date: December 17, 1999                           Date: December 17, 1999

/s/ RONALD D. FISHER                              /s/ ANTHONY SUN
-------------------------------------------       -------------------------------------------
Ronald D. Fisher                                  Anthony Sun
Director                                          Director
Date: December 17, 1999                           Date: December 17, 1999

/s/ ANTHONY P. MORRIS
-------------------------------------------
Anthony P. Morris
Director
Date: December 17, 1999

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These consolidated financial statements and schedules are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. In September 1998, Phoenix Technologies Ltd. merged with Award Software International, Inc. in a transaction, which was accounted for as a pooling of interests. We did not audit the financial statements of Award Software International, Inc. for the years prior to the year ended September 30, 1998, which statements reflect revenues constituting 22% of 1997 consolidated total revenues. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Award Software International, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix
Technologies Ltd. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

[/S/ ERNST & YOUNG LLP]

San Jose, California
October 20, 1999

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Award Software International, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Award Software
International, Inc., and its subsidiaries (not presented separately herein) at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS, LLP

San Jose, California
January 29, 1998

                           PHOENIX TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 24,873   $ 44,234
  Short-term investments....................................    30,719     27,063
  Accounts receivable, net of allowances of $1,460 and
    $1,113 at September 30, 1999 and 1998...................    30,105     28,446
  Deferred income taxes.....................................     5,881      2,759
  Other current assets......................................     2,881      4,361
                                                              --------   --------
    Total current assets....................................    94,459    106,863

Other marketable securities.................................     8,684      6,944
Property and equipment, net.................................    12,588     13,244
Computer software costs, net................................     7,471     16,575
Goodwill and other intangible assets, net...................    10,165     12,693
Other assets................................................     8,631      2,783
                                                              --------   --------
Total assets................................................  $141,998   $159,102
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  3,810   $  6,976
  Payroll and related liabilities...........................    10,612      7,294
  Deferred revenue..........................................     5,414      2,321
  Other accrued liabilities.................................    14,147      6,203
  Income taxes payable......................................     7,547      6,926
                                                              --------   --------
    Total current liabilities...............................    41,530     29,720

Long-term obligations.......................................     1,546      4,046
                                                              --------   --------
  Total liabilities.........................................    43,076     33,766

Commitments                                                         --         --

Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares authorized,
    none issued or outstanding..............................        --         --
  Common stock, $.001 par value, 60,000 shares authorized,
    24,036 and 26,286 shares issued and outstanding at
    September 30, 1999 and 1998.............................        24         26
  Additional paid-in capital................................    89,194     99,940
  Retained earnings.........................................    10,573     25,269
  Accumulated other comprehensive income (loss).............      (869)       101
                                                              --------   --------
    Total stockholders' equity..............................    98,922    125,336
                                                              --------   --------
Total liabilities and stockholders' equity..................  $141,998   $159,102
                                                              ========   ========

                 See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  License fees..............................................  $103,326   $100,344   $ 89,884
  Services..................................................    22,500     22,541     15,612
                                                              --------   --------   --------
    Total revenue...........................................   125,826    122,885    105,496

Cost of revenue:
  License fees..............................................     7,844      7,828      7,795
  Services..................................................    18,344     16,224     10,844
  Amortization of purchased technology......................     2,132         --         --
                                                              --------   --------   --------
    Total cost of revenue...................................    28,320     24,052     18,639
                                                              --------   --------   --------
Gross margin................................................    97,506     98,833     86,857
Operating expenses:
  Research and development..................................    39,910     40,476     32,920
  Sales and marketing.......................................    29,020     27,771     22,363
  General and administrative................................    16,287     16,137     15,167
  Amortization of goodwill and acquired intangible assets...     2,496        150         --
  Merger, acquisition and restructuring charges.............    14,454     14,730         --
                                                              --------   --------   --------
    Total operating expenses................................   102,167     99,264     70,450
                                                              --------   --------   --------
Income (loss) from operations...............................    (4,661)      (431)    16,407

Interest income, net........................................     3,361      4,659      4,049
Other income, net...........................................     3,954      1,505      9,348
                                                              --------   --------   --------
Income before income taxes..................................     2,654      5,733     29,804
Provision for income taxes..................................       850      5,011      9,469
                                                              --------   --------   --------
Net income..................................................  $  1,804   $    722   $ 20,335
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   0.07   $   0.03   $   0.80
                                                              ========   ========   ========
  Diluted...................................................  $   0.07   $   0.03   $   0.74
                                                              ========   ========   ========
Weighted average number of shares used in computation:
  Basic.....................................................    25,966     25,543     25,293
                                                              ========   ========   ========
  Diluted...................................................    27,250     27,009     27,464
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   ACCUMULATED
                                       COMMON STOCK       ADDITIONAL                  OTHER            TOTAL
                                    -------------------    PAID-IN     RETAINED   COMPREHENSIVE    STOCKHOLDERS'   COMPREHENSIVE
                                     SHARES     AMOUNT     CAPITAL     EARNINGS   INCOME (LOSS)       EQUITY       INCOME (LOSS)
                                    --------   --------   ----------   --------   --------------   -------------   --------------
BALANCE, SEPTEMBER 30, 1996.......   24,646      $ 25      $ 89,590    $12,243       $ 12,810        $114,668
Stock purchases under option and
  purchase plans..................      871        --         4,275         --             --           4,275
Effect of pooling of interests....      268        --            35       (490)            --            (455)
Tax benefit on exercise of stock
  options.........................       --        --         1,160         --             --           1,160
Repurchase of common stock........     (386)       --        (1,612)    (3,402)            --          (5,014)
Deferred stock-based
  compensation....................       --        --           140         --             --             140
Comprehensive income:
  Net income......................       --        --            --     20,335             --          20,335         $ 20,335
  Change in unrealized gain on
    investments...................       --        --            --         --           (528)           (528)            (528)
  Translation adjustment..........       --        --            --         --         (1,042)         (1,042)          (1,042)
                                                                                                                      --------
    Comprehensive income..........                                                                                    $ 18,765
                                     ------      ----      --------    --------      --------        --------         ========
BALANCE, SEPTEMBER 30, 1997.......   25,399        25        93,588     28,686         11,240         133,539
Stock purchases under option and
  purchase plans..................      681         1         3,055         --             --           3,056
Issuance of common shares and
  stock options related to
  purchase of Sand................      464        --         4,372         --             --           4,372
Effect of Award fiscal year
  conversion......................       --        --            --     (1,660)            --          (1,660)
Note receivable from
  stockholder.....................       --        --          (123)        --             --            (123)
Repurchase of common stock........     (258)       --        (1,074)    (2,479)            --          (3,553)
Deferred stock-based
  compensation....................       --        --           122         --             --             122
Comprehensive loss:
  Net income......................       --        --            --        722             --             722         $    722
  Change in unrealized gain on
    investments...................       --        --            --         --        (10,524)        (10,524)         (10,524)
  Translation adjustment..........       --        --            --         --           (615)           (615)            (615)
                                                                                                                      --------
    Comprehensive loss............                                                                                    $(10,417)
                                     ------      ----      --------    --------      --------        --------         ========
BALANCE, SEPTEMBER 30, 1998.......   26,286        26        99,940     25,269            101         125,336
Stock purchases under option and
  purchase plans..................    1,028         2         5,334         --             --           5,336
Stock warrants exercised..........       49        --            40         --             --              40
Repurchase of common stock........   (3,327)       (4)      (17,565)   (16,537)            --         (34,106)
Stock-based compensation..........       --        --         1,101         --             --           1,101
Tax benefit on exercise of stock
  options.........................       --        --           186         --             --             186
Purchase of minority interest in
  Award Japan.....................       --        --           158         37             --             195
Comprehensive income:
  Net income......................       --        --            --      1,804             --           1,804         $  1,804
  Change in unrealized gain on
    investments...................       --        --            --         --         (2,046)         (2,046)          (2,046)
  Translation adjustment..........                                                      1,076           1,076            1,076
                                                                                                                      --------
    Comprehensive income..........                                                                                    $    834
                                     ------      ----      --------    --------      --------        --------         ========
BALANCE, SEPTEMBER 30, 1999.......   24,036      $ 24      $ 89,194    $10,573       $   (869)       $ 98,922
                                     ======      ====      ========    ========      ========        ========

                 See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  1,804   $    722   $ 20,335
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    12,558      8,124      8,210
    Effect of Award fiscal year conversion..................        --     (1,660)        --
    Asset write-offs related to merger and restructuring
     activities.............................................     7,346      3,434         --
    Write-off of in-process research and development........        --      4,250         --
    Realized gain on sale of marketable securities..........    (4,034)    (1,507)    (3,217)
    Gain on sale of equity investment.......................        --         --     (6,247)
    Stock Compensation......................................     1,101         --         --
    Deferred income taxes...................................    (8,570)    (4,123)    (1,450)
    Other non-cash charges..................................        --         --        268
    Change in operating assets and liabilities:
      Accounts receivable...................................    (1,193)      (256)    (7,365)
      Related party receivable..............................        --         --        449
      Other current assets and other assets.................     2,210     (1,545)    (1,989)
      Accounts payable......................................    (3,167)     2,455        276
      Payroll and other related liabilities.................     3,130      1,265        188
      Other accrued liabilities.............................     9,827      2,845        426
      Income taxes payable..................................       610       (691)     2,152
      Discontinued operations...............................        --       (135)    (1,200)
                                                              --------   --------   --------
        Total adjustments...................................    19,818     12,457     (9,499)
                                                              --------   --------   --------
    Net cash provided by operating activities...............    21,622     13,179     10,836
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of short-term and long-term
    investments.............................................    50,227     58,430     56,156
  Purchases of short-term and long-term investments.........   (60,533)   (58,085)   (55,813)
  Proceeds from sale of marketable securities...............     4,073      1,570      3,217
  Purchases of property and equipment.......................    (5,003)    (5,454)    (7,731)
  Additions to computer software costs......................    (2,423)    (5,198)    (6,825)
  Acquisition of Sand, net of cash acquired.................        --    (15,573)        --
  Proceeds from sale of equity investment...................        --      7,500         --
  Proceeds from collection of note receivable...............        --      2,310         --
  Other investing activities................................        --         --       (511)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (13,659)   (14,500)   (11,507)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --         --        482
  Net proceeds from stock purchases under option plans,
    purchase plans and warrants.............................     5,376      2,930      4,331
  Repurchase of common stock................................   (34,106)    (3,553)    (5,014)
  Other financing activities................................       383         --       (390)
                                                              --------   --------   --------
    Net cash used in financing activities...................   (28,347)      (623)      (591)
                                                              --------   --------   --------
Effect of exchange rate changes on cash and equivalents.....     1,023       (622)      (938)
                                                              --------   --------   --------
Decrease in cash and cash equivalents.......................   (19,361)    (2,566)    (2,200)
Cash and cash equivalents at beginning of fiscal year.......    44,234     46,800     49,000
                                                              --------   --------   --------
Cash and cash equivalents at end of fiscal year.............  $ 24,873   $ 44,234   $ 46,800
                                                              ========   ========   ========

                 See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF OPERATIONS

    Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. Its software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives.

    The Company's operations include the following operating divisions:

    PLATFORM ENABLING: Develops and markets system-enabling software, also known as BIOS, that is designed into tens of millions of PCs and other devices shipped annually. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

    INSILICON: Provides communications semiconductor intellectual property, or SIP, that is used by semiconductor and systems companies to design the complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of digital devices. inSilicon provides SIP cores, related silicon subsystems and firmware to over 400 customers that use these technologies in hundreds of digital devices ranging from network routers to wireless phones.

    PHOENIXNET: Delivers unique, Internet solutions that enrich the out-of-box and online computing experiences by providing valuable, personalized Internet content and services to users.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of all significant intercompany balances. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 1999 presentation.

    FOREIGN CURRENCY TRANSLATION. The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement transactions are translated at average exchange rates prevailing during each period.

    USE OF ESTIMATES. The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Such estimates include, but are not limited to, the allowance for doubtful accounts, sales returns and customer credits, net realizable value of capitalized computer software costs, accrued user support costs, restructuring charges, and the valuation allowance on deferred tax assets.

    REVENUE RECOGNITION. The Company adopted Statement of Position 97-2, "SOFTWARE REVENUE RECOGNITION," ("SOP 97-2"), and Statement of Position 98-4, "DEFERRAL OF THE EFFECTIVE DATE OF A PROVISION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION," ("SOP 98-4"), as of October 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION," ("SOP 91-1"). The adoption of SOP 97-2 and SOP 98-4 did not

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

have a material impact on the Company's consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.

    The Company licenses software under non-cancellable license agreements and provide services including training, non-recurring engineering and maintenance, consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, it recognizes revenue related to the license agreement using contract accounting. Revenues form maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

    Customers entering into license agreements with the Company for engineering services are typically charged fees that vary according to the amount of engineering work performed. Engineering fees are recognized as revenue on a time and materials basis or when contractual milestones are met. Maintenance revenue is generally recognized ratably over the contract period, which in most cases is one year.

    Provisions are made for doubtful accounts, estimated returns and customer credits.

    No customer accounted for more than 10% of revenue in fiscal 1999, 1998 or 1997.

    CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents.

    SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES. Short-term investment securities consist of U.S. government agency obligations, bankers' acceptances, corporate debt securities, certificates of deposit and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity, as Phoenix has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 1999, 1998 and 1997, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material.

    Other marketable securities consist of shares of marketable equity securities and U.S. government agency obligations and corporate debt securities with maturities greater than one year. For debt securities other than those classified as short-term, maturities range from one to five years and are considered held-to-maturity. The shares of marketable equity securities are recorded at fair value based on quoted market prices and are classified as available-for-sale. Unrealized gains, less deferred income taxes, are recorded as a separate component of stockholders' equity.

    The U.S. government agency obligations and corporate debt securities are recorded at amortized cost, as the Company has the intent and ability to hold them until maturity. At September 30, 1999 and 1998, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

    CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. At September 30, 1999, no customer accounted for 10% of accounts receivable, whereas at September 30, 1998, one customer accounted for 10% of accounts receivable.

    PROPERTY AND EQUIPMENT. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

    COMPUTER SOFTWARE COSTS. Computer and software costs consist of internally developed and purchased software capitalizable under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" ("SFAS 86"). Costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility (beta test version) has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three to six years, using the straight-line method or a ratio of current revenue to total anticipated revenue.

    The Company evaluates the net realizable value and amortization periods of computer software costs on an ongoing basis and records charges to reduce carrying value to net realizable value, as necessary. In assessing net realizable value, the Company relies on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends and customer relationships, buying patterns and product development cycles.

    GOODWILL. Goodwill is amortized using the straight-line method over the estimated life of the assets, which is typically five to seven years. Goodwill was $8.0 million and $9.9 million, net, as of September 30, 1999 and 1998, respectively. Accumulated amortization amounted to $3.7 million at September 30, 1999, and $1.3 million at September 30, 1998.

    INCOME TAXES.  Income taxes are accounted for in accordance with SFAS
No. 109 "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STOCK-BASED COMPENSATION. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). The Company adopted the disclosure only criteria, described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"
("SFAS 123"). See Note 14 of Notes to Consolidated Financial Statements.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. In addition, it establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 effective October 1, 1998.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 deferred for one year the effective date of SFAS 133. The Company is required to adopt this statement in fiscal 2001 and has not determined the effect, if any, that adoption will have on its consolidated financial position or results of operations.

    As of October 1, 1998, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which are reported separately in stockholders' equity, to be included in comprehensive income (loss), which is disclosed in the statement of stockholders' equity. The change in unrealized gain on investment is shown net of related tax effects of $1.4 million, $7.0 million and $0.4 million in fiscal 1999, 1998 and 1997, respectively.

    CASH FLOW INFORMATION.  Supplemental cash flow information is as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1999       1998       1997
(IN THOUSANDS)                                        --------   --------   --------
Supplemental disclosure of cash flow information:
  Income taxes paid during the year, net of
    refunds.........................................   $6,155     $8,165     $8,673

Supplemental schedule of non-cash investing and
  financing activities:
  Issuance of common shares and stock options
    related to the purchase of Sand.................       --      4,372         --

                           PHOENIX TECHNOLOGIES LTD.

NOTE 3. SHORT TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

    Short-term investments and other marketable securities were as follows:

                                                                         OTHER
                                                SHORT-TERM            MARKETABLE
                                                INVESTMENTS           SECURITIES
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
(IN THOUSANDS)                              --------   --------   --------   --------
U.S. government agency obligations........  $21,066    $15,062     $8,684     $3,535
Marketable equity securities..............       --         --         --      3,409
Commercial paper..........................    6,623      5,745         --         --
Bankers' acceptances......................       --      4,241         --         --
Certificates of deposit...................    2,003         --         --         --
Corporate debt securities.................    1,027      2,015         --         --
                                            -------    -------     ------     ------
                                            $30,719    $27,063     $8,684     $6,944
                                            =======    =======     ======     ======

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1999       1998
(IN THOUSANDS)                                             --------   --------
Equipment................................................  $ 16,519   $11,995
Leasehold improvements...................................     5,725     6,292
Furniture and fixtures...................................     3,299     3,075
                                                           --------   -------
                                                             25,543    21,362
Less accumulated depreciation and amortization...........   (12,955)   (8,118)
                                                           --------   -------
                                                           $ 12,588   $13,244
                                                           ========   =======

    Depreciation and amortization expense related to property and equipment totaled $5.1 million, $4.0 million and $2.5 million for fiscal 1999, 1998 and 1997, respectively.

NOTE 5. COMPUTER SOFTWARE COSTS

    Costs associated with purchased and internally developed computer software of $2.4 million, $5.2 million and $6.8 million, were capitalized during fiscal 1999, 1998 and 1997, respectively. In addition, the Company capitalized approximately $12.8 million of software costs in conjunction with its September 1998 acquisition of Sand Microelectronic, Inc. ("Sand"), a leading supplier of standards-based system software and semiconductor intellectual property for PCs and information appliances. Amortization charged to cost of revenue was $4.8 million, $4.3 million and $5.0 million, during fiscal 1999, 1998 and 1997, respectively. Accumulated amortization of capitalized computer software costs was $8.1 million, $5.0 million and $2.3 million at September 30, 1999, 1998 and 1997, respectively.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 6. EARNINGS PER SHARE

    The following table presents the calculation of basic and diluted earnings per share required under Statement of Financial Accounting Standards No. 128 ("SFAS 128"):

                                                     YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                     1999       1998       1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)           --------   --------   --------
Numerator:
  Net income.....................................  $ 1,804    $   722    $20,335
                                                   =======    =======    =======
Denominator:
  Weighted average common shares outstanding--
    denominator for basic earnings per share.....   25,966     25,543     25,293
  Effect of dilutive securities (treasury stock
    method):
    Stock options................................    1,160      1,202      1,011
    Warrants.....................................      124        264      1,160
                                                   -------    -------    -------
      Total dilutive securities..................    1,284      1,466      2,171
                                                   -------    -------    -------
  Weighted average common and equivalent shares
    outstanding--denominator for diluted earnings
    per share....................................   27,250     27,009     27,464
                                                   =======    =======    =======

Earnings per share:
  Basic..........................................  $  0.07    $  0.03    $  0.80
                                                   =======    =======    =======
  Diluted........................................  $  0.07    $  0.03    $  0.74
                                                   =======    =======    =======

    Options to purchase 4,653,655 shares of common stock at a weighted average price of $13.15 per share and warrants to purchase 1,073,965 shares of common stock at a weighted average price of $12.88 per share were outstanding at September 30, 1999, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES

    In September 1998, the Company completed a merger with Award Software International, Inc. ("Award"), a leading provider of system enabling and management software for personal computers. The Company exchanged approximately
8.8 million shares of its common stock for all of the common stock of Award. Each share of Award was exchanged for 1.225 shares of its common stock. In addition, outstanding Award employee stock options were converted at the same exchange ratio into options to purchase approximately 2.3 million shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include the combined results of operations and financial position of Award for all periods and dates presented.

    Prior to the merger, Award's fiscal year ended on December 31. The Award statement of income for the year ended December 31, 1997 has been combined with the Company's statement of income for the year ended September 30, 1997. In order to conform Award's year-end to the Company's year-end, the fiscal 1997 operating results include a three-month period (ended December 31, 1997) that is also included in the fiscal 1998 operating results. During this three-month period, Award generated revenue of

                           PHOENIX TECHNOLOGIES LTD.

NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED)

$7,535,000 and net income of $1,660,000. Accordingly, an adjustment has been made in fiscal 1998 to retained earnings for the duplication of net income for such three-month period. There were no transactions between Award and the Company prior to the combination, and immaterial adjustments were recorded to conform Award's accounting policies. Certain reclassifications were made to the Award financial statements to conform to the Company's presentation.

    The results of operations for the separate companies prior to the merger and the combined amounts included in the consolidated financial statements were as follows:

                                             NINE-MONTHS ENDED       YEAR ENDED
                                               JUNE 30, 1998     SEPTEMBER 30, 1997
(IN THOUSANDS)                               -----------------   -------------------
                                                (UNAUDITED)
Revenue:
  Phoenix..................................       $73,655             $ 82,129
  Award....................................        20,142               23,367
                                                  -------             --------
  Combined.................................       $93,797             $105,496
                                                  =======             ========

Net Income:
  Phoenix..................................       $ 7,403             $ 15,655
  Award....................................         3,992                4,680
                                                  -------             --------
  Combined.................................       $11,395             $ 20,335
                                                  =======             ========

    Also in September 1998, the Company acquired Sand Microelectronic, Inc. ("Sand"), a leading supplier of standards-based system software and semiconductor intellectual property for PCs and information appliances. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of the Company's common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2001. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of September 30, 1998. The results of operations of Sand from the date of acquisition through September 30, 1998 were included in the accompanying consolidated statement of income for the year ended September 30, 1998.

    The total purchase cost of approximately $33.7 million exceeded the assets acquired as follows (in thousands):

Total consideration.........................................  $ 24,494
Liabilities assumed.........................................     7,749
Acquisition costs...........................................     1,465
                                                              --------
Total purchase cost.........................................    33,708
Less: Assets acquired.......................................   (19,831)
Less: Acquired in-process research and development..........    (4,250)
                                                              --------
Excess of purchase cost over assets acquired................  $  9,627
                                                              ========

    The assets acquired include $12.8 million of software development costs (that are being amortized on a straight-line basis over six years) and $2.8 million of other intangible assets (that are being amortized on

                           PHOENIX TECHNOLOGIES LTD.

NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED)

a straight-line basis over three to six years). The $9.6 million of excess of purchase cost over assets acquired was recorded as goodwill, and is being amortized on a straight-line basis over six years.

    The following unaudited pro forma information shows the results of operations for the years ended September 30, 1998 and 1997, as if the Sand acquisition had occurred at the beginning of each period presented and at the purchase price established in September 1998. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of each of the respective periods presented or of future operations of the combined companies. The pro forma results for fiscal 1997 combine the Company's results for the year ended September 30, 1997 with the results of Sand for the year ended December 31, 1997. The pro forma results for fiscal 1998 combine the Company's results for the year ended September 30, 1998, with the results of Sand for the period from January 1, 1998 through the date of acquisition and includes the $4.3 million write-off of acquired in-process research and development discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles, primarily over a period of six years:

                                                          PRO FORMA, UNAUDITED
                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1998        1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  ---------   ---------
Revenue.................................................  $129,145    $110,520
Net income (loss).......................................  $ (2,508)   $ 17,401
Diluted earnings (loss) per share.......................  $  (0.10)   $   0.62
Weighted average number of shares used in computation...    26,007      27,928

    In May 1997, the Company's subsidiary merged with Unicore Software, Inc. ("Unicore"), a privately held company providing basic input/output software upgrades for personal computers and embedded systems. The Company issued 267,749 shares of common stock for all of the outstanding stock of Unicore in a transaction accounted for as a pooling of interests. The historical operations of Unicore were not material and, as a result, the business combination has been reported by restating the Company's consolidated financial statements to include the consolidated financial statements of Unicore effective January 1, 1997.

    Merger, acquisition and restructuring charges during the years ended September 30, 1999, 1998 and 1997, were as follows:

                                                       YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                       1999       1998       1997
(IN THOUSANDS)                                       --------   --------   --------
Out-of-pocket merger and acquisition costs.........  $    --    $ 5,677      $ --
Severance and other exit costs.....................    7,108      3,434        --
Asset write-offs...................................    7,346      1,369        --
In-process research and development................       --      4,250        --
                                                     -------    -------      ----
                                                     $14,454    $14,730      $ --
                                                     =======    =======      ====

                           PHOENIX TECHNOLOGIES LTD.

NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED)

    1999 CHARGES

    The charges in fiscal 1999 were related to realigning the business into three operating divisions, the consolidation of certain facilities and operations, and steps to integrate Award and Sand.

    Included in the fourth quarter of fiscal 1999 was a restructuring charge of $10.0 million associated with streamlining certain operations, facilities consolidations (including closing the office in the United Kingdom), and discontinuing or de-emphasizing certain products of the Company's inSilicon Division. The restructuring plan included $3.6 million in severance benefits associated with the elimination of approximately 54 positions in engineering, sales, marketing, and administration from various product divisions, field operations including field engineering and sales, and management (primarily in the United Kingdom and North America), $5.7 million of asset write-offs (mostly capitalized software of the inSilicon division), $0.6 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. The Company also reversed $0.8 million of severance charges from prior restructuring plans as a result of the decision to retain certain positions. Of the 54 terminations, approximately 39 have been completed as of September 30, 1999.

    Included in the third quarter of fiscal 1999 was a restructuring charge of $2.5 million associated with the discontinuation of the PICO and PC Enhancing Division and severance related to certain management positions. Of the $2.5 million, $1.6 million were associated with the write-off of PICO and PC Enhancing related capitalized software, $0.8 million for severance benefits for a management position, and $0.1 million for other general administrative expenses.

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment.

    Approximately $3.7 million of the fiscal 1999 restructuring charges were unpaid as of September 30, 1999, most of which will be paid in fiscal 2000.

    1998 CHARGES

    Included in the fourth quarter of fiscal 1998 was a charge of $14.0 million related to the acquisitions of Award and Sand. The charge consisted of $5.7 million of out-of-pocket costs, $3.4 million of asset write-offs, $0.5 million in severance benefits associated with the elimination of 4 positions in North America in various departments, $0.1 million in facilities abandonment, and a $4.3 million of in-process research and development charge. Included in the third quarter of 1998 is a restructuring charge of $0.8 million related to the severance benefits for eliminating approximately 20 positions in engineering, sales, marketing, and administration from various divisions as a result of the consolidation of certain functions and the elimination of certain management positions.

    Out-of-pocket merger and acquisition costs of $5.7 million in fiscal 1998 include legal, accounting and investment banking fees associated with the acquisition of Award. Asset write-offs of $3.4 million include the carrying value of assets that were determined to be redundant as a result of either merger or

                           PHOENIX TECHNOLOGIES LTD.

NOTE 7. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED)

restructuring activities. As of September 30, 1999, substantially all fiscal 1998 restructuring charges have been paid.

    The in-process research and development charge in fiscal 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." The allocation was based upon an independent appraisal. The appraised value was determined by estimating the future net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate applied includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

NOTE 8. DISCONTINUED OPERATIONS AND DIVESTITURES

    PRINTER SOFTWARE DIVISION. In fiscal 1994, the Company sold all the assets of its Printer Software Division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In September 1996, Xionics completed an initial public offering of its common stock and repaid the net amount due to Phoenix under the promissory note. In fiscal 1998 and 1997, the Company sold 156,500 and 250,000 shares of Xionics common stock for realized gains of approximately $1.5 million and $3.2 million, respectively, which were recorded as other income. In fiscal 1999, the Company sold 1,048,881 shares (all of its remaining ownership interest) of Xionics stock and recorded a gain of approximately $4.0 million.

    PUBLISHING DIVISION. In fiscal 1994, the Company sold 80% of its Publishing Division to Softbank Corporation of Japan ("Softbank"). On September 30, 1997, the Company sold the remaining 20% to Softbank for $7.5 million and recorded a gain of $6.2 million which is included in other income in fiscal 1997. At September 30, 1997, a receivable from Softbank in the amount of $7.5 million was included in other current assets, and in October 1997, payment was received.

NOTE 9. UNSECURED LINE OF CREDIT

    At September 30, 1999, there were no outstanding borrowings outstanding on the Company's $10.0 million unsecured bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 1%. The line of credit agreement contains various covenants that require the Company to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in March 2000.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 10. INCOME TAXES

    The components of the provision for income taxes from continuing operations are as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                     1999       1998       1997
(IN THOUSANDS)                                     --------   --------   --------
Current:
  Federal........................................  $   470    $ 2,286    $ 1,860
  State..........................................    1,356        561      1,249
  Foreign........................................    7,594      6,287      7,810
                                                   -------    -------    -------
    Total current................................    9,420      9,134     10,919

Deferred:
  Federal........................................   (7,161)    (3,745)    (1,297)
  State..........................................   (1,409)      (378)      (153)
                                                   -------    -------    -------
    Total deferred...............................   (8,570)    (4,123)    (1,450)
                                                   -------    -------    -------
Provision for income taxes.......................  $   850    $ 5,011    $ 9,469
                                                   =======    =======    =======

    The reconciliation of the United States federal statutory rate to our effective tax rate is as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1999       1998       1997
(IN THOUSANDS)                                        --------   --------   --------
Tax at U.S. federal statutory rate..................   $ 928      $2,007    $10,364
State taxes, net of federal tax benefit.............     (34)        119        698
Research and development tax credits................    (471)       (605)    (1,180)
Nondeductible merger and acquisition costs..........     562       3,475         --
Foreign earnings taxed at less than U.S. rate.......    (251)       (173)      (486)
Other...............................................     116         188         73
                                                       -----      ------    -------
Provision for income taxes..........................   $ 850      $5,011    $ 9,469
                                                       =====      ======    =======

                           PHOENIX TECHNOLOGIES LTD.

NOTE 10. INCOME TAXES (CONTINUED)

    The components of net deferred tax assets and liabilities are as follows:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
(IN THOUSANDS)                                              --------   --------
Deferred tax assets:
  Foreign tax credits.....................................  $ 3,769    $ 2,169
  Research and development tax credits....................    3,396      2,396
  Minimum tax carryforward................................      894        667
  Reserves and accruals...................................    7,021      3,435
  Depreciation............................................    1,862      1,608
  Other...................................................       11        341
                                                            -------    -------
    Total.................................................   16,953     10,616
  Less valuation allowance................................    2,814      2,814
                                                            -------    -------
    Net deferred tax assets...............................   14,139      7,802
Deferred tax liabilities:
  Capitalized software and other intangibles, net.........    3,560      6,307
  Unrealized gain on available-for-sale securities........       --      1,364
                                                            -------    -------
    Total deferred tax liabilities........................    3,560      7,671
                                                            -------    -------
Net deferred tax assets...................................  $10,579    $   131
                                                            =======    =======

    Due to the uncertainty surrounding the timing of the realization of the benefit of certain tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets. Realization of the Company's net deferred tax assets is dependent upon its generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

    Net undistributed earnings of certain foreign subsidiaries amounted to approximately $12.0 million at September 30, 1999. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) of approximately $1.2 million.

    At September 30, 1999, the Company had available for federal income tax purposes foreign tax credits of $1.3 million, which expire in the years 2003 through 2004, and research and development tax credits of $3.4 million, which expire in the years 2003 through 2019.

NOTE 11. SEGMENT REPORTING

    Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 11. SEGMENT REPORTING (CONTINUED)

    PLATFORM ENABLING: Develops and markets system enabling software, also known as BIOS, that is designed into tens of millions of PCs shipped annually. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

    INSILICON: Provides communications semiconductor intellectual property, or SIP, that is used by semiconductor and systems companies to design the complex semiconductors called systems-on-a-chip, or SOCs, which are critical components of digital devices. inSilicon provides SIP cores, related silicon subsystems and firmware to over 400 customers that use these technologies in hundreds of digital devices ranging from network routers to wireless phones.

    PHOENIXNET: Delivers unique, user-friendly solutions that enrich the out-of-box and online computing experiences by guiding users to valuable, personalized Internet content and services.

    The Company evaluates operating segment performance based on revenue, gross margin and operating income. We have not historically allocated assets to its individual operating segments.

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Revenue:
  Platform Enabling...........................  $106,871   $114,093   $100,385
  inSilicon...................................    18,955      8,792      5,111
  PhoenixNet..................................        --         --         --
                                                --------   --------   --------
  Total.......................................  $125,826   $122,885   $105,496
                                                ========   ========   ========

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Gross margin:
  Platform Enabling...........................  $ 82,512   $ 91,998   $ 83,356
  inSilicon...................................    14,994      6,835      3,501
  PhoenixNet..................................        --         --         --
                                                --------   --------   --------
  Total.......................................  $ 97,506   $ 98,833   $ 86,857
                                                ========   ========   ========

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Income (loss) from operations:
  Platform Enabling...........................  $ 13,146   $  6,670   $ 18,393
  inSilicon...................................   (12,082)    (7,101)    (1,986)
  PhoenixNet..................................    (5,725)        --         --
                                                --------   --------   --------
  Total.......................................  $ (4,661)  $   (431)  $ 16,407
                                                ========   ========   ========

                           PHOENIX TECHNOLOGIES LTD.

NOTE 11. SEGMENT REPORTING (CONTINUED)

    The Company also records geographic information, which is categorized into three regions: United States, Asia and Europe.

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Revenue:
  United States...............................  $ 40,907   $ 49,021   $ 40,878
  Asia........................................    73,423     62,209     54,605
  Europe......................................    11,496     11,655     10,013
                                                --------   --------   --------
  Total.......................................  $125,826   $122,885   $105,496
                                                ========   ========   ========

    The Company licenses its products worldwide. Export revenue was made principally to the following geographic areas:

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Japan.........................................  $ 30,704   $ 25,556   $ 28,916
Europe........................................    11,496     11,655     11,538
                                                --------   --------   --------
                                                $ 42,200   $ 37,211   $ 40,454
                                                ========   ========   ========

    A summary of foreign operations, principally represented by locations in the Asia/Pacific region, is presented below.

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       1998       1997
(IN THOUSANDS)                                  --------   --------   --------
Revenue.......................................  $ 45,390   $ 34,142   $ 27,179
Income from operations........................     6,463      7,734      7,978
Income before income taxes....................     7,128      8,016      8,173
Identifiable assets...........................    26,922     28,662     19,733

NOTE 12. COMMITMENTS

    The Company has commitments related to office facilities under operating leases. Total rent expense was $4.5 million, $5.4 million and $3.9 million in fiscal 1999, 1998 and 1997, respectively.

    At September 30, 1999, future minimum operating lease payments are required as follows (IN THOUSANDS):

YEARS ENDING SEPTEMBER 30,
2000........................................................  $ 4,113
2001........................................................    3,698
2002........................................................    2,768
2003........................................................    2,211
2004........................................................      518
2005 and thereafter.........................................      508
                                                              -------
Total minimum lease payments................................  $13,816
                                                              =======

                           PHOENIX TECHNOLOGIES LTD.

NOTE 13. STOCKHOLDERS' EQUITY

    SALES OF COMMON STOCK AND ISSUANCE OF WARRANTS. The Company recorded a stock-based compensation cost of $1.1 million in the fourth quarter of fiscal 1999, in which $1.0 million was for accelerated vesting of stock options related to a change in management.

    In February 1996, the Company sold 894,971 newly issued, unregistered shares of its common stock and a warrant to purchase 1,073,965 additional shares of its common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vest annually, beginning in December 1996, in increments of 214,793 shares for each of the first three years and 429,586 shares for the fourth year. The warrant becomes fully exercisable in the event of an acquisition of the Company or termination of a technology agreement between the two parties. The price at which the warrant may be exercised is $13.46 per share at September 30, 1998, increasing in annual increments to $15.22 per share. The warrant expires in April 2001.

    In connection with the issuance and sale of 698,290 shares of common stock in January 1996, the Company issued 333,683 common stock warrants with an exercise price of $10.02 per share for $0.02 per warrant. These warrants are exercisable at any time up to September 30, 2000. There are no proceeds separately allocated to these warrants.

    In connection with the issuance of shares of common stock in 1995, the Company issued 151,083 common stock warrants with an exercise price of $0.82 per share for $0.02 per warrant. These warrants are exercisable at any time up to September 30, 2000. There are no proceeds which are separately allocated to these warrants.

    In October 1994, the Company granted 245,000 common stock warrants to a customer under a software licensing agreement. These warrants were deemed to have a nominal value on the date of grant. In July 1996, 94,938 of these warrants were exercised, and, in March 1998, the remaining warrants were exercised. The proceeds were $78,000 and $122,000, respectively.

    STOCKHOLDER RIGHTS PLAN. The Company has a stockholder rights plan which provides existing stockholders with the right to purchase one one-hundredth preferred share for each share of common stock held in the event of certain changes in its ownership. These rights may serve as a deterrent to certain abusive takeover tactics that are not in the best interests of stockholders. This plan expired in October 1999.

    STOCK REPURCHASE PROGRAM. In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased approximately 3.3 million shares during fiscal 1999 at a total aggregate cost of approximately $34.1 million. The Company repurchased an additional 175,000 shares subsequent to the end of fiscal 1999 at a cost of approximately $2.2 million. As of October 1999, both repurchase programs were completed and terminated.

    In fiscal 1997, the Board of Directors authorized a program to repurchase up to 1 million shares of outstanding common stock. Under this program, the Company repurchased and retired 644,000 shares of common stock at a cost of approximately $8.6 million. The repurchase program was completed and terminated in April of 1998.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 13. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS. The Company has various incentive stock option plans for employees, officers, consultants and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant. To date, all grants have been made at fair market value or greater. Options vest over a period determined by the Company's Board of Directors, generally four years, and have a term not exceeding ten years.

    In connection with the fiscal 1998 acquisitions of Award and Sand, the Company issued options to purchase 2,273,781 and 264,074 shares of its common stock, respectively, in exchange for options to purchase Award and Sand common stock. The exercise prices of these options ranged from $0.11 to $9.18 per share. The Award and Sand option plans were terminated in fiscal 1999.

    The following table sets forth the option activity under the Company's option plans, including the Award and Sand activity for all periods presented and the fiscal 1998 option grants issued in exchange for Sand options:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Shares under option, September 30, 1996...........   4,515,628        $ 6.80
  Options granted.................................   2,344,430         11.44
  Options exercised...............................    (692,802)         3.80
  Options canceled................................    (267,346)        11.90
                                                    ----------
Shares under option, September 30, 1997...........   5,899,910          8.77
  Options granted.................................   1,954,020          8.84
  Options exercised...............................    (298,911)         3.62
  Options canceled................................    (928,634)        11.79
                                                    ----------
Shares under option, September 30, 1998...........   6,626,385          8.52
  Options granted.................................   3,279,370          9.07
  Options exercised...............................    (674,208)         4.80
  Options canceled................................  (1,476,343)         9.46
                                                    ----------
Shares under option, September 30, 1999...........   7,755,204        $ 8.90
                                                    ==========

    At September 30, 1999, the number of shares exercisable under the stock option plans was 3,759,261 and 401,339 shares were available for grant.

    The following table summarizes information about stock options outstanding at September 30, 1999:

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         ----------------------------------------------------   ----------------------------
                                       WEIGHTED AVERAGE
RANGE OF                  NUMBER     REMAINING CONTRACTUAL   WEIGHTED AVERAGE    NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES          OF SHARES       LIFE (YEARS)         EXERCISE PRICE    OF SHARES    EXERCISE PRICE
---------------          ---------   ---------------------   ----------------   ---------   ----------------
$ 0.1100-$ 2.3800......    807,642          3.86              $      1.4895       694,442     $     1.5864
$ 3.8750-$ 7.5500......  2,011,343          6.99                     5.8310     1,278,751           5.4270
$ 7.6875-$ 8.6700......  1,475,212          8.23                     8.4364       581,238           8.4202
$ 8.7500-$11.1875......  1,637,224          9.49                    10.7782       133,395           9.8133
$11.3750-$15.1250......  1,286,959          7.83                    13.0123       686,793          13.1570
$15.2500-$19.8750......    536,824          7.10                    17.1986       384,642          17.3985
                         ---------      ---------------       -------------     ---------     ------------
$ 0.1100-$19.8750......  7,755,204          7.57              $      8.8986     3,759,261     $     7.9731
                         =========      ===============       =============     =========     ============

                           PHOENIX TECHNOLOGIES LTD.

NOTE 13. STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("Purchase Plan") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 1999, 1,012,303 shares had been issued under the Purchase Plan and 187,846 shares remained reserved for future issuance.

    DISCLOSURES OF STOCK-BASED COMPENSATION PLANS. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1999, 1998 and 1997 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 1999, 1998 and 1997:

                                                                                                  EMPLOYEE STOCK
                                                    EMPLOYEE STOCK OPTIONS                        PURCHASE PLAN
                                             ------------------------------------      ------------------------------------
                                               1999          1998          1997          1999          1998          1997
                                             --------      --------      --------      --------      --------      --------
Expected life from vest date (in years)....    0.70          0.70          0.70          0.50          0.50          0.50
Risk-free interest rate....................     5-6%          5-6%          6-7%          5-6%          5-6%          5-6%
Volatility.................................    0.56          0.57          0.63          0.56          0.57          0.63
Dividend yield.............................    NONE          None          None          NONE          None          None

    The weighted average estimated fair value of employee stock options granted during fiscal 1999, 1998 and 1997, was $3.48, $4.95 and $7.01 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal 1999, 1998 and 1997 was $2.58, $3.98 and $4.97, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      1999       1998       1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            --------   --------   --------
Net income (loss):
  As reported.....................................   $1,804    $   722    $20,335
  Pro forma.......................................     (370)    (7,583)    16,333

Basic earnings (loss) per share:
  As reported.....................................   $ 0.07    $  0.03    $  0.80
  Pro forma.......................................    (0.01)     (0.31)      0.67

Diluted earnings (loss) per share:
  As reported.....................................   $ 0.07    $  0.03    $  0.74
  Pro forma.......................................    (0.01)     (0.29)      0.61

                           PHOENIX TECHNOLOGIES LTD.

NOTE 14. RETIREMENT PLANS

    The Company has a retirement plan ("401(k) Plan") that is qualified under
Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company's contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four-year period, which starts with the participant's employment start date with the Company. Effective January 1, 2000, the Company will match employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary, up to a maximum company match of $3,000 annually. The Company's contributions to the 401(k) Plan for fiscal 1999, 1998 and 1997 were $367,000, $348,000 and $264,000, respectively.

NOTE 15. SUBSEQUENT EVENTS

    In October 1999, the Company executed a Preferred Shares Rights Agreement pursuant to which the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth share of its Series B Preferred Stock for each outstanding share of its common stock. The dividend was paid on November 4, 1999 to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock at an exercise price of $75.00 per share, subject to adjustment.

                                  SCHEDULE II
                           PHOENIX TECHNOLOGIES LTD.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                              BALANCE AT                                           BALANCE AT
                                              BEGINNING                                               END
YEAR ENDED                                     OF YEAR     PROVISIONS   DEDUCTIONS(1)    OTHER      OF YEAR
----------                                    ----------   ----------   -------------   --------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
September 30, 1999..........................    $1,113        $709          $(362)        $ --       $1,460
September 30, 1998..........................       697         355            (39)         100        1,113
September 30, 1997..........................       582         148            (33)          --          697

------------------------

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.