Form 10-Q
period 1999-12-31
PHOENIX TECHNOLOGIES LTD
filed 2000-02-14
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

                         Commission file number 0-17111

                            PHOENIX TECHNOLOGIES LTD.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     Delaware                                                     04-2685985
---------------------------------------------------            -------------------------------------------------
 (State or other jurisdiction of incorporation or
                  organization)                                    (I.R.S. Employer Identification Number)


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

               YES              X                       NO
                           -------------                         ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $.001                         24,920,486
-----------------------------------------     --------------------------------
                 Class                         Number of Shares Outstanding at
                                                     January 31, 2000


                           Exhibit Index is on Page 18

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX


                                                                                                      Page
                                                                                                      ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 1999 and September 30, 1999..................................................3

              Condensed Consolidated Statements of Income for the
              Three Months Ended December 31, 1999 and 1998.............................................4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 1999 and 1998.............................................5

              Notes to Condensed Consolidated Financial Statements......................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................15


PART  II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders......................................16

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits.................................................................................16

              Reports on Form 8-K......................................................................16


PART  I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                    December 31,        September 30,
                                                                                       1999                 1999
                                                                                --------------------  -----------------
                                    Assets                                         (unaudited)
Current assets:
      Cash and cash equivalents                                                          $  38,055         $  24,873
      Short-term investments                                                                15,555            30,719
      Accounts receivable, net of allowances of $1,563 at
         December 31, 1999 and $1,460 at September 30, 1999                                 28,007            30,105
      Other current assets                                                                   8,648             8,762
                                                                                -------------------- -----------------
         Total current assets                                                               90,265            94,459

Other marketable securities                                                                 14,364             8,684
Property and equipment, net                                                                 11,888            12,588
Computer software costs, net                                                                 6,522             7,471
Goodwill and other intangible assets, net                                                    9,607            10,165
Other assets                                                                                 6,865             8,631
                                                                                -------------------- -----------------
      Total assets                                                                      $  139,511         $ 141,998
                                                                                ==================== =================
                      Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                                   $   3,217         $   3,810
      Payroll and related liabilities                                                        9,032            10,612
      Other accrued liabilities                                                             13,605            19,561
      Income taxes payable                                                                   7,835             7,547
                                                                                -------------------- -----------------
         Total current liabilities                                                          33,689            41,530

Long-term obligations                                                                        1,607             1,546

Commitments and contingencies                                                                    -                 -

Stockholders' equity:
      Preferred stock, $.10 par value, 500 shares
         authorized, none issued                                                                 -                 -
      Common stock, $.001 par value, 60,000 shares
         authorized, 24,390 and 24,036 shares issued and
         outstanding at December 31, 1999 and September 30, 1999                                24                24
      Additional paid-in capital                                                            92,722            89,194
      Retained earnings                                                                     11,928            10,573
      Accumulated other comprehensive loss                                                    (459)             (869)
                                                                                -------------------- -----------------
         Total stockholders' equity                                                        104,215            98,922
                                                                                -------------------- -----------------
      Total liabilities and stockholders' equity                                        $  139,511         $ 141,998
                                                                                ==================== =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                                 Three Months Ended
                                                                                    December 31,
                                                                       ---------------------------------------
                                                                              1999                 1998
                                                                       -------------------   -----------------
  Revenue:
       License fees                                                              $27,382             $24,233
       Services                                                                    4,989               6,308
                                                                       -------------------   -----------------
            Total revenue                                                         32,371              30,541
  Cost of revenue:
       License fees                                                                1,478               1,118
       Services                                                                    4,022               4,649
       Amortization of purchased technology                                          314                 533
                                                                       -------------------   -----------------
            Total cost of revenue                                                  5,814               6,300
                                                                       -------------------   -----------------
  Gross margin                                                                    26,557              24,241
  Operating expenses:
       Research and development                                                   10,504              10,067
       Sales and marketing                                                         6,957               7,250
       General and administrative                                                  4,709               4,258
       Amortization of goodwill and
            acquired intangible assets                                               555                 625
       Stock-related compensation                                                    327                   -
       Restructuring charges                                                           -               1,944
                                                                       -------------------   -----------------
            Total operating expenses                                              23,052              24,144
                                                                       -------------------   -----------------
  Income from operations                                                           3,505                  97

  Interest and other income, net                                                     535               1,230
                                                                       -------------------   -----------------
  Income before income taxes                                                       4,040               1,327
  Provision for income taxes                                                       1,291                 425
                                                                       -------------------   -----------------

  Net income                                                                     $ 2,749               $ 902
                                                                       ===================   =================

  Earnings per share:
       Basic                                                                      $ 0.11              $ 0.03
                                                                       ===================   =================
       Diluted                                                                    $ 0.10              $ 0.03
                                                                       ===================   =================

  Shares used in earnings per share calculation:
       Basic                                                                      24,128              26,412
                                                                       ===================   =================
       Diluted                                                                    26,332              27,780
                                                                       ===================   =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                   -----------------------------------
                                                                                        1999               1998
                                                                                   -----------------   ---------------
Cash flows from operating activities:
     Net income                                                                           $  2,749            $  902
     Reconciliation to net cash provided by operating activities:
         Depreciation and amortization                                                       2,912             3,010
         Realized gain on sale of other marketable securities                                    -              (112)
         Change in operating assets and liabilities:
              Accounts receivable                                                            2,271              (777)
              Other assets                                                                    (537)            1,348
              Accounts payable                                                                (591)           (2,218)
              Payroll and related liabilities                                               (1,625)           (1,566)
              Other accrued liabilities                                                     (1,516)            2,029
              Income taxes payable                                                             280            (1,688)
                                                                                   -----------------   ---------------
                  Total adjustments                                                          1,194                26
                                                                                   -----------------   ---------------
         Net cash provided by operating activities                                           3,943               928

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                       16,234            24,342
     Purchases of short-term and long-term investments                                      (4,277)          (13,780)
     Proceeds from sale of other marketable securities                                           -               117
     Purchases of property and equipment                                                      (527)             (739)
     Additions to computer software costs                                                     (144)           (1,305)
                                                                                   -----------------   ---------------
         Net cash provided by investing activities                                          11,286             8,635

Cash flows from financing activities:
     Proceeds from stock purchases under stock option and
           stock purchase plans                                                              4,005             1,121
     Repurchases of common stock                                                            (6,289)               -
                                                                                   -----------------   ---------------
         Net cash provided by (used in) financing activities                                (2,284)            1,121
                                                                                   -----------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                                   237               481
                                                                                   -----------------   ---------------
Net increase in cash and cash equivalents                                                   13,182            11,165
Cash and cash equivalents at beginning of period                                            24,873            44,234
                                                                                   -----------------   ---------------
Cash and cash equivalents at end of period                                                $ 38,055          $ 55,399
                                                                                   =================   ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. The Company has three operating divisions, each of which delivers leading products and professional services that enable connected computing. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three-month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000, or for any other future period.

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.


NOTE 2.     REVENUE RECOGNITION

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions", as of October 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.


NOTE 3.     CASH EQUIVALENTS

         All highly liquid securities purchased with an original maturity of less than three months are considered cash equivalents.


NOTE 4.     RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of December 31, 1999, approximately $0.2 million was unpaid.

NOTE 5.     EARNINGS PER SHARE

         The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                           PHOENIX TECHNOLOGIES LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


                                                                                         Three Months Ended
                                                                                             December 31,
                                                                                   -----------------------------
                                                                                          1999           1998
                                                                                   --------------- -------------

 Numerator:

   Net income                                                                           $ 2,749         $ 902
                                                                                   =============== =============

 Denominator:
   Weighted average common shares
        outstanding - denominator for basic
        earnings per share                                                               24,128        26,412

   Effect of dilutive securities (using the treasury stock method):
     Stock options                                                                        2,002         1,235
     Warrants                                                                               202           133
                                                                                   --------------- -------------
          Total dilutive securities                                                       2,204         1,368

   Weighted average common and equivalent                                          --------------- -------------
      shares outstanding - denominator
      for diluted earnings per share                                                     26,332        27,780
                                                                                   =============== =============

 Earnings per share:

    Basic                                                                                $ 0.11        $ 0.03
                                                                                   =============== =============

    Diluted                                                                              $ 0.10        $ 0.03
                                                                                   =============== =============

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

         Following are the components of comprehensive income (IN THOUSANDS):


                                                                               Three Months Ended December 31,
                                                                            -------------------------------------
                                                                                    1999              1998
                                                                            -------------------  ----------------
   Net income                                                                        $ 2,749             $ 902

   Foreign currency translation adjustments                                              410             1,500

   Unrealized gain on securities, net of tax                                               -                61
                                                                            -------------------  ----------------
   Other comprehensive income                                                            410             1,561
                                                                            -------------------  ----------------
   Comprehensive income                                                              $ 3,159            $2,463
                                                                            =================== =================

NOTE 7.     SEGMENT REPORTING

            The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" in its fiscal 1999 Annual Report on Form 10-K. The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet.

         PLATFORM ENABLING: Develops and markets system enabling software, also known as BIOS, that is designed into tens of millions of PCs shipped annually. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

                           PHOENIX TECHNOLOGIES LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


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

         The Company evaluates operating segment performance based on revenue, gross margin and operating income. It has not historically allocated assets to its individual operating segments.

                                                                         Three Months Ended December 31,
                                                                      -----------------------------------------
   (IN THOUSANDS)                                                            1999                  1998
   -----------------------------------------------------------------  ---------------------  ------------------
   Revenue:
      Platform Enabling                                                           $27,114             $25,675
      inSilicon                                                                     5,257               4,866
      PhoenixNet                                                                       -                   -
                                                                      ---------------------  ------------------

      Total                                                                      $ 32,371             $30,541
                                                                      =====================  ==================

   Gross Margin:
      Platform Enabling                                                           $22,375             $20,093
      inSilicon                                                                     4,182               4,148
      PhoenixNet                                                                       -                   -
                                                                      ---------------------  ------------------

      Total                                                                      $ 26,557             $24,241
                                                                      =====================  ==================

   Income (loss) from operations before restructuring charges:
      Platform Enabling                                                            $7,640              $3,270
      inSilicon                                                                    (1,058)             (1,229)
      PhoenixNet                                                                   (3,077)                -
                                                                      ---------------------  ------------------

      Total                                                                       $ 3,505              $2,041
                                                                      =====================  ==================


The Company also records geographic information, which is categorized into three regions: United States, Asia and Europe.

                                                                          Three Months Ended December 31,
                                                                    ------------------------------------------
   (IN THOUSANDS)                                                          1999                  1998
   ---------------------------------------------------------------  ---------------------  -------------------
   Revenue:
      United States                                                              $7,616             $ 10,008
      Asia                                                                       22,108               17,462
      Europe                                                                      2,647                3,071
                                                                    ---------------------  -------------------
      Total                                                                    $ 32,371             $ 30,541
                                                                    =====================  ===================

NOTE 8.     STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased approximately 3.3 million shares during fiscal 1999 at a total aggregate cost of approximately $34.1 million. The Company repurchased an additional 175,000 shares during the fiscal quarter ended December 31, 1999 at a cost of approximately $2.1 million. As of October 1999, both repurchase programs were completed and terminated.

                           PHOENIX TECHNOLOGIES LTD.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (unaudited)


NOTE 9.     STOCK PLAN

         The Company's Board of Directors adopted the inSilicon Corporation 1999 Stock Option Plan on December 21, 1999 for inSilicon Corporation, a wholly owned subsidiary of Phoenix Technologies Ltd. The stock issuable under the Plan will be authorized but unissued shares or treasury shares, and the aggregate number of shares reserved for grants under the Plan will not exceed 2,700,000 shares.

         The inSilicon Corporation 1999 Stock Plan provides for granting of incentive and nonstatutory stock options to employees, consultants and directors of inSilicon Corporation. Options granted under this plan are for periods not to exceed ten years, and are generally granted at prices not less than 100% and 85% for incentive and nonstatutory stock options, respectively, of the fair market value on the date of grant. The stock options become fully vested and exercisable over a maximum of five years. As of December 31, 1999, no shares were issued under the inSilicon Corporation 1999 Stock Plan.


NOTE 10.     SUBSEQUENT EVENTS

         inSilicon Corporation, a wholly owned subsidiary of Phoenix Technologies Ltd., filed a registration statement with the Securities and Exchange Commission on January 13, 2000 for an initial public offering of shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q, INCLUDING WITHOUT LIMITATION THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E AND SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT MAY CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AND IN PART II, ITEM 7 (MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999, AND IN OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


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

REVENUE

         The Company's Platform Enabling and Semiconductor IP products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by platform for the three-month periods ended December 31, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):


                                                                                          % of  Consolidated
                                                     Amount                                      Revenue
                                          ----------------------------                  ---------------------------
                                                 1999          1998        % CHANGE          1999          1998
                                          --------------  ------------  --------------  -------------  ------------
     Platform Enabling                       $ 27,114      $ 25,675               6%          84%           84%
     inSilicon                                  5,257         4,866               8%          16%           16%
                                          -------------- -------------                 ------------- -------------
          Total revenue                      $ 32,371      $ 30,541               6%         100%          100%
                                          ============== =============                 ============= =============

         The increase in Platform Enabling revenue in the first quarter of fiscal 2000 from the comparable period last year was due to increased worldwide demand for personal computers, especially in Asia. inSilicon revenue increased in the first quarter of fiscal 2000 due to the increased demand for outsourced circuit intellectual property by semiconductor and systems companies.

         Revenue by geographic region for the three-month periods ended December 31, 1999 and 1998, were as follows (DOLLARS IN THOUSANDS):

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                                                              % of Consolidated
                                                         Amount                                    Revenue
                                               ---------------------------                 -------------------------
                                                  1999            1998         % CHANGE       1999          19998
                                               -------------  ------------  -------------  ------------  -----------
        North America                              $7,616       $10,008          (24%)          24%          33%

        Asia                                       22,108        17,462           27%           68%          57%

        Europe                                      2,647         3,071          (14%)           8%          10%
                                               ------------- -------------                ------------  -----------
            Total revenue                         $32,371       $30,541            6%          100%         100%
                                               ============= =============                ============  ===========


         Asian revenue increased while North American and European revenue decreased in the three-month period ended December 31, 1999 due to the outsourcing of system design and manufacturing to Asian PC and motherboard manufacturers and to increased Japan PC shipments. The Company's growth rate in Platform Enabling revenue may be impacted in future quarters by a possible decline in average selling prices due in part to the transition of design and manufacturing to Asia.

         One customer accounted for 13% of total revenue during the three-month period ended December 31, 1999. No customer accounted for more than 10% of revenue during the three-month period ended December 31, 1998.

         Service revenue in the first quarter of fiscal 2000 decreased 21% over the comparable period in fiscal 1999, primarily due to the market shift to Asia where a higher proportion of total revenues has historically been generated from license fees.

GROSS MARGIN

         Gross margin as a percentage of revenue was 82% and 79% for the three-month periods ended December 31, 1999 and 1998, respectively. Included in the costs of revenue was $0.5 million and $0.3 million of amortization of purchased technologies from Sand Microelectronics for the three months ended December 31, 1999 and 1998, respectively. Gross margin as a percentage of revenue before the amortization of purchased technology was 83% and 81% for the three-month periods ended December 31, 1999 and 1998, respectively. Service gross margin as a percentage of revenue declined to 19% in the quarter ended December 31, 1999, from 26% in the quarter ended December 31, 1998. This decrease was mostly due to a decline in service revenues mentioned above, partially offset by a reallocation of engineering resources from deployment to development.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month period ended December 31, 1999, increased $0.4 million (4%) from the comparable period in fiscal 1999. This increase was primarily due to a $0.9 million of non-recurring license fee related to certain web-based PhoenixNet technologies, partially offset by decreased headcount as a result of the Company gaining efficiency after the fiscal 1999 reorganizations into three operating divisions.

         The Company capitalized $0.1 million and $0.6 million of internal software development costs for the three-month periods ended December 31, 1999 and 1998, respectively. This decrease in capitalization was due to a higher proportion of costs being incurred on non-capitalizable projects, such as products that have not yet reached technological feasibility and tools associated with the deployment of the Company's products. The Company believes that continued investment in new and evolving technologies is essential to meet the rapidly changing industry requirements.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three-month period ended December 31, 1999, decreased $0.3 million (4%) from the comparable period in fiscal 1999 mostly due to a reduction in the field sales management organization from a fiscal 1999 reorganization, as well as lower tradeshow and related travel activities.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three-month period ended December 31, 1999, increased $0.5 million (11%) primarily due to increased patent costs associated with the PhoenixNet division, as well as increased variable compensation due to higher company profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of December 31, 1999, approximately $0.2 million was unpaid.

STOCK-RELATED COMPENSATION

         The stock-related compensation charge in the three-month period ended December 31, 1999, was mostly due to the granting of options to purchase inSilicon stock at below-market prices.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three-month period ended December 31, 1999, decreased $0.7 million (57%) from the comparable period in fiscal 1999. This decrease was primarily due to lower cash balances as a result of stock repurchases in fiscal 1999.

PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $1.3 million and $0.4 million for the three-month periods ended December 31, 1999 and 1998, respectively. The provisions for income taxes reflect an effective tax rate of 32% for both of the respective quarters.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity include cash, cash equivalents, short-term investments, other marketable securities, and a $10 million unsecured line of credit with a commercial bank that expires in March 2000. There were no borrowings outstanding under the credit facility at December 31, 1999. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

         In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased approximately 3.3 million shares during fiscal 1999 at a total aggregate cost of approximately $34.1 million. The Company repurchased an additional 175,000 shares during the fiscal quarter ended December 31, 1999 at a cost of approximately $2.1 million. As of October 1999, both repurchase programs were completed and terminated.

CHANGES IN FINANCIAL CONDITION

         Net cash provided by operating activities in the three months ended December 31, 1999 was $3.9 million, consisting primarily of $2.7 million of net income and $2.3 million of cash inflow from accounts receivable due to improved collection, partially offset by payments of restructuring-related costs. Net cash generated from investing activities in the three-month period ended December 31, 1999 was $11.3 million, consisting primarily of $12.0 million of net purchases of short-term and long-term investments and marketable securities, partially offset by $0.5 million in purchases of property and equipment, and $0.1 million in additions to computer software costs. Net cash used in financing activities during the three months ended December 31, 1999, was $2.3 million, consisted primarily of $6.3 million of cash used to repurchase the Company's common stock, partially offset by $4.0 million generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan.

NEW ACCOUNTING PRONOUNCEMENT

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions", as of October 1, 1999. The adoption of SOP 98-9 did

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


not have a material impact on the Company's consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may need to change and such changes could affect the Company's future revenues and results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS 137 deferred for one year the effective date of SFAS 133. The Company is required to adopt these statements in fiscal 2001 and have not determined the effect, if any, that adoption will have on the Company's consolidated financial position or results of operations.

YEAR 2000

         Significant uncertainty existed in the software industry concerning the potential effects associated with the Year 2000 ("Y2K") problem. Many software and firmware products and internally developed applications used two digits to designate the year instead of four digits, which could result in the interpretation of the year 00 as 1900 or other dates instead of correctly interpreting it as 2000. The PC industry has also defined the Y2K issue to include proper handling of leap year calculations. A Y2K issue could disrupt processing transactions or even cause certain systems to fail. This possibility affects the Company's products and its information technology and other internal systems as well as its customers and vendors.

         The Company's Y2K compliance effort covers the Company's products, internal systems and services provided by others.

PHOENIX PRODUCTS

         HISTORY. Since the Company's inception, it has sold or licensed various products, including BIOS products, semiconductor intellectual property and consumer software.

         Phoenix's BIOS products fall into differing definitions of Y2K compliance. Most BIOS-related products sold or licensed after fiscal 1995 were designed to automatically handle Y2K date changes. Most of the Company's BIOS products prior to that date are manually compliant, which means that end users must change the date once on their system after December 31, 1999 in order for the system date to be proper. The Company identified one product line that was not compliant at various shipment dates, and has made test utilities and fixes available on the Company's web site to allow end users to test and update their system's operation and automatically provide a fix if it is not Y2K compliant. As of January 31, 2000, the Company recorded approximately 490,000 sessions to the Company's Y2K information on its web site.

         The Company's semiconductor IP product lines do not generally handle date-related functions and accordingly do not cause Y2K issues. The Company discontinued consumer software product lines in 1996. Accordingly, the Company does not believe that a material number of these products will remain in use after January 1, 2000. The Company has developed a list of all products it sold and licensed and has assessed the level of compliance of these products. This effort was completed in the second quarter of 1999 fiscal year. As of January 31, 2000, the Company received approximately 35 inquiries concerning these products.

         REMEDIAL STEPS. The Company sells and licenses its products directly to OEMs and manufacturers of motherboards, and therefore does not have direct customer relationships with end users of PCs or information appliances. Nonetheless, for any products deemed to be less than fully compliant, the Company has made available to end-users software upgrades, fixes or patches. These solutions have been made available to users through the Company's web site and a contracted call support center. The Company has also made these solutions available to OEM customers for placement by those customers on their respective web sites and delivery to their customers. Where appropriate, the Company has undertaken other efforts to inform and deliver solutions to end-users. However, there can be no assurance that end-users of products containing software sold or licensed by the Company will become aware of the non-compliance of their software, will take steps to download these solutions from the Internet, or that such end users will have Internet access. The Company has estimated incremental

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTINUED)


costs of providing these solutions and other end user support and estimated costs to be approximately $3.3 million and has accrued this amount in the fourth quarter of fiscal 1999.

         EXPOSURE. The Company continues to identify and assess any remaining issues related to Y2K compliance of those products sold or licensed and the number of those products remaining in use. There can be no assurance that the Company will be able to identify all compliance issues for each of the products it has sold or licensed during its history. Accordingly, the Company's estimate of the cost of obtaining compliance and providing end user support is subject to change.

INFORMATION TECHNOLOGY AND OTHER SYSTEMS

         The Company's plans for dealing with Y2K have included surveying and testing or certifying all of the hardware and software used for compliance, performing remediation where necessary, and developing contingency plans for possible failure scenarios occurring after December 31, 1999.

         CURRENT STATUS. The Company's internal systems are generally based on purchased software and operated on personal computers, PC servers and Unix workstations and servers. The vast majority of hardware, including networking hardware, is three years old or less. Software products in use range in age generally from the latest upgrade to approximately ten years old. The Company uses Oracle as its primary financial system, which has been upgraded recently to a version, which Oracle represents is Y2K compliant. The Company has selected a replacement for the code management system used in product development and deployment. This code management system was purchased in fiscal 1999 and the manufacturer represents that it is Y2K compliant. As of January 31, 2000, the Company experienced no Y2K compliance issues resulting from the code management system.
         The Company executed a project plan, approved by its Board of Directors, and tested its hardware and software. A key element of the plan was to identify and test all firmware and software, including embedded firmware and software in other systems, such as building access and temperature control systems. All tests and necessary remediation have been completed.

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

         COST OF COMPLIANCE TESTING AND REMEDIATION. The Company spent approximately $355,000 in testing, remediation and upgrades. The new code management system is expected to cost approximately $2 million for software, implementation assistance and training, excluding the cost of the Company's personnel involved in the project. The Company's Information Technology personnel spent approximately $314,000 on Y2K issues during fiscal 1999 and the first quarter of fiscal 2000. Software purchases and certain other related costs have been capitalized and depreciated while other costs are charged directly to expense. Y2K expenses are being funded through operating cash flows. Total anticipated Y2K expenditures are not material to the Company's financial condition or results of operations. However there can be no assurance that additional and unanticipated costs will not arise, and actual results could differ from those anticipated.

THIRD-PARTY SYSTEMS

         The Company has relationships with various third parties and the failure of these third parties to achieve Y2K compliance could have had a material impact on the Company's business, operating results and financial condition. The Company made inquiries of its major vendors and suppliers, such as banks, payroll service and equipment vendors about their Y2K readiness. The Company has determined that responses were satisfactory for determining the readiness of these vendors. As of January 31, 2000, the Company experienced no interruption of services provided by these third parties that resulted from Y2K non-compliance. Nevertheless, there can be no assurance that unanticipated processing or supply problems will not occur after the turn of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company does not have any specific information concerning the Y2K readiness of the Company's customers. In the event that the Company's significant customers did not successfully achieve Y2K compliance in a timely manner, the Company's business or operations could have been adversely affected. As of January 31, 2000, the Company is not aware that any of its significant customers did not successfully achieved Y2K compliance.

WORST CASE SCENARIO AND CONTINGENCY PLANS

         The worst case scenario would have included significant costs and business interruptions associated with: 1) previously undetected errors in the Company's products, 2) Y2K litigation, as currently being experienced by other software vendors, 3) a significant disruption of the Company's internal information systems and 4) the failure of infrastructure services provided by government agencies and other third parties (e.g., air travel, banking, utilities, etc.). Third-party litigation purporting to represent a class of PC or other product users containing the Company's products, independent of the merits of such claims, could require a significant amount of management time and resources to defend the Company. The Company developed comprehensive contingency plans, covering rapid response to customer and end-user problems as well as manual or other temporary remedies in the event of failure of the Company's or third party systems. There can be no assurance that the actions being taken by the Company, as described throughout this Y2K section, will prevent any Y2K problems. In addition, there can be no assurance that the contingency plans will be sufficient to counteract such problems, which could result in a material adverse effect upon the Company's business, operating results and financial condition.


EURO

         The Company is addressing the issues raised by the introduction of the Single European Currency ("Euro") on January 1, 1999 and will monitor this issue throughout the transition period ending January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro have been updated without material system modification costs. Further internal systems changes may be made during the three-year transition phase in preparation for the ultimate withdrawal of the legacy currencies in July 2002. The costs of these potential changes are not expected to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange activities, or will result in any material increase in costs to the Company.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For financial market risks related to changes in interest rate, foreign currency exchange rates, and investment, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

PART  II.     OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS. See Exhibit Index beginning on page 18 hereof.

                  (b) REPORTS ON FORM 8-K.

                      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PHOENIX TECHNOLOGIES LTD.


Date:  February 14, 2000                          By:  /s/ WILLIAM E. MEYER
       ------------------                              --------------------
                                                     William E. Meyer
                                                     Vice President, Finance and
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
-------
27       Financial Data Schedule.