Form 10-Q
period 2000-03-31
PHOENIX TECHNOLOGIES LTD
filed 2000-05-15
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               04-2685985
----------------------------------    -----------------------------------------
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

             YES              X                       NO
                         -------------                         ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.001                        25,920,802
---------------------------------------          -------------------------------
                Class                            Number of Shares Outstanding at
                                                        April 30, 2000

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART  I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2000 and September 30, 1999........................................................3

              Condensed Consolidated Statements of Income for the
              Three and Six Months Ended March 31, 2000 and 1999...........................................4

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended March 31, 2000 and 1999.....................................................5

              Notes to Condensed Consolidated Financial Statements.........................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................15

PART  II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................16

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits....................................................................................17

              Reports on Form 8-K.........................................................................17

PART  I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                 March 31,           September 30,
                                   Assets                                          2000                  1999
                                                                             -------------------   -------------------
                                                                                (unaudited)
Current Assets:
     Cash and cash equivalents                                                       $  60,388             $  24,873
     Short-term investments                                                             37,403                30,719
     Accounts receivable, net of allowance of $1,094 at
        March 31, 2000 and $1,460 at September 30, 1999                                 35,293                30,105
     Other current assets                                                                9,218                 8,762
                                                                             -------------------   -------------------
         Total current assets                                                          142,302                94,459

Other marketable securities                                                              8,699                 8,684
Investments                                                                              2,473                 2,474
Property and equipment, net                                                             12,437                12,588
Computer software costs, net                                                             5,874                 7,471
Goodwill and other intangible assets, net                                                9,047                10,165
Other assets                                                                             6,273                 6,157
                                                                             -------------------   -------------------
         Total assets                                                                $ 187,105             $ 141,998
                                                                             ===================   ===================

                    Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                                $   3,303             $   3,810
     Payroll and related liabilities                                                     8,431                10,612
     Other accrued liabilities                                                           9,554                19,561
     Income taxes payable                                                                6,816                 7,547
                                                                             -------------------   -------------------
         Total current liabilities                                                      28,104                41,530

Long-term obligations                                                                    1,514                 1,546

Commitments and contingencies                                                                -                     -
Minority Interest                                                                       13,430                     -

Stockholders' equity:
     Preferred stock, $.10 par value, 500 shares
         authorized, none issued                                                             -                     -
     Common stock, $.001 par value, 60,000 shares
         authorized, 25,706 and 24,036 shares issued and
         outstanding at March 31, 2000 and September 30, 1999                               29                    24
     Additional paid-in capital                                                        128,643                89,227
     Stock-based compensation                                                           (1,360)                  (33)
     Retained earnings                                                                  16,945                10,573
     Accumulated other comprehensive loss                                                 (200)                 (869)
                                                                             -------------------   -------------------
         Total stockholders' equity                                                    144,057                98,922
                                                                             -------------------   -------------------
         Total liabilities and stockholders' equity                                  $ 187,105             $ 141,998
                                                                             ===================   ===================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                March 31,                             March 31,
                                                       -----------------------------        -------------------------------
                                                             2000             1999                 2000              1999
                                                       ------------     ------------        -------------      ------------
Revenue:
     License fees                                        $ 30,844          $25,740             $ 58,226          $ 49,973
     Services                                               3,881            5,820                8,870            12,128
                                                       ------------     ------------        ------------- ---- ------------
          Total revenue                                    34,725           31,560               67,096            62,101

Cost of revenue:
     License fees                                             244            1,327                1,722             2,445
     Services                                               4,692            4,184                8,714             8,833
     Amortization of purchased technology                     314              533                  628             1,066
                                                       ------------     ------------        -------------      ------------
          Total cost of revenue                             5,250            6,044               11,064            12,344
                                                       ------------     ------------        -------------      ------------

Gross margin                                               29,475           25,516               56,032            49,757

Operating expenses:
    Research and development                                9,704            9,726               20,208            19,793
    Sales and marketing                                     7,707            7,138               14,664            14,388
    General and administrative                              4,856            3,368                9,565             7,626
    Amortization of goodwill and
       acquired intangible assets                             555              627                1,110             1,252
    Stock-based compensation                                  125                -                  452                 -
    Restructuring charge                                        -                -                    -             1,944
                                                       ------------     ------------        -------------      ------------
          Total operating expenses                         22,947           20,859               45,999            45,003
                                                       ------------     ------------        -------------      ------------
Income from operations                                      6,528            4,657               10,033             4,754

Interest and other income, net                                810              614                1,345             1,844
Minority interest                                              25                -                   25                 -
                                                       ------------     ------------        -------------      ------------
Income before income taxes                                  7,363            5,271               11,403             6,598
Provision for income taxes                                  2,356            1,687                3,647             2,112
                                                       ------------     ------------        -------------      ------------

Net income                                               $  5,007          $ 3,584             $  7,756          $  4,486
                                                       ============     ============        =============      ============

Earnings per share:

     Basic                                               $   0.20          $  0.13             $   0.31          $   0.17
                                                       ============     ============        =============      ============

     Diluted                                             $   0.17          $  0.13             $   0.28          $   0.16
                                                       ============     ============        =============      ============

Weighted average shares used in earnings per
     share calculation:
     Basic                                                 25,188           26,656               24,641            26,615
                                                       ============     ============        =============      ============

     Diluted                                               28,682           27,996               27,717            28,010
                                                       ============     ============        =============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                               March 31,
                                                                                   -----------------------------------
                                                                                        2000               1999
                                                                                   -----------------   ---------------
Cash flows from operating activities:
     Net income                                                                           $  7,756          $  4,486
     Reconciliation to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                       4,432             6,469
         Realized gain on sale of other marketable securities                                    -              (112)
         Stock-based compensation                                                              452                 -
         Minority interest                                                                     (25)                -
         Change in operating assets and liabilities:
              Accounts receivable                                                           (4,931)           (5,074)
              Other assets                                                                     433             1,533
              Accounts payable                                                                (508)           (3,643)
              Payroll and related liabilities                                               (2,273)             (927)
              Other accrued liabilities                                                     (6,489)              721
              Income taxes payable                                                            (756)           (1,182)
                                                                                   -----------------   ---------------
                  Total adjustments                                                         (9,665)           (2,215)
                                                                                   -----------------   ---------------
         Net cash provided by (used in) operating activities                                (1,909)            2,271

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                       33,234            24,342
     Purchases of short-term and long-term investments                                     (39,933)          (24,011)
     Proceeds from sale of other marketable securities                                           -               117
     Purchases of property and equipment                                                    (2,330)           (1,637)
     Additions to computer software costs                                                     (144)           (1,963)
                                                                                   -----------------   ---------------
         Net cash used in investing activities                                              (9,173)           (3,152)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs                          37,714                 -
     Proceeds from common stock purchases under stock option and
           stock purchase plans                                                             14,026             2,058
     Repurchases of common stock                                                            (6,289)                -
                                                                                   -----------------   ---------------
         Net cash provided by financing activities                                          45,451             2,058
                                                                                   -----------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                                 1,146             1,067
                                                                                   -----------------   ---------------
Net increase in cash and cash equivalents                                                   35,515             2,244
Cash and cash equivalents at beginning of period                                            24,873            44,234
                                                                                   -----------------   ---------------
Cash and cash equivalents at end of period                                                $ 60,388          $ 46,478
                                                                                   =================   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.     BASIS OF PRESENTATION

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. The Company has three business units (one of which is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly and majority-owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany accounts and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. All significant intercompany accounts and transactions have been eliminated. The operating results for the three and six-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000, or for any other future period.

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

NOTE 2.     SALE OF INTERST IN INSILICON CORPORATION

         The initial public offering of 3.5 million shares of the Company's subsidiary, inSilicon Corporation ("inSilicon"), closed on March 27, 2000. Proceeds, net of issuance costs, to inSilicon were $37.7 million. The accompanying condensed consolidated financial statements include the financial position and results of operations of inSilicon on a fully consolidated basis. During fiscal 2000, as part of the separation of inSilicon to a separate subsidiary, the Company contributed certain assets to inSilicon including technology, licenses, personal property and other assets with inSilicon assuming the related liabilities. The Company entered into certain agreements with inSilicon, including services and cost sharing agreements, employee matters agreements, and tax sharing agreements that will govern the ongoing relationship of the parties.

NOTE 3.     CHANGES IN ACCOUNTING

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," as of October 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results. However, full implementation guidelines for these standards have not been issued. Once available, the current revenue recognition accounting practices may change and such changes could affect the Company's future revenues and results of operations.

                            PHOENIX TECHNOLOGIES LTD.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (unaudited)

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4.     RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of March 31, 2000, the restructuring charge was fully paid.

NOTE 5.     EARNINGS PER SHARE

         The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                Three Months Ended               Six Months Ended
                                                                     March 31,                       March 31,
                                                         ------------------------------   ----------------------------
                                                               2000           1999             2000          1999
                                                         --------------- --------------   -------------- -------------
   Net income                                                 $ 5,007        $ 3,584          $ 7,756       $ 4,486
                                                         =============== ==============   ============== =============

   Weighted average common shares
        outstanding                                            25,188         26,656           24,641        26,615

   Effect of dilutive securities (using the treasury
         stock method):
     Stock options                                              2,786          1,205            2,562         1,261
     Warrants                                                     708            135              514           134
                                                         --------------- --------------   -------------- -------------
          Total dilutive securities                             3,494          1,340            3,076         1,395
                                                         --------------- --------------   -------------- -------------
   Weighted diluted average common and
      equivalent shares outstanding                            28,682         27,996           27,717        28,010
                                                         =============== ==============   ============== =============

 Earnings per share:

    Basic                                                     $  0.20        $  0.13          $  0.31       $  0.17
                                                         =============== ==============   ============== =============
    Diluted                                                   $  0.17        $  0.13          $  0.28       $  0.16
                                                         =============== ==============   ============== =============

                            PHOENIX TECHNOLOGIES LTD.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (unaudited)

NOTE 6.     COMPREHENSIVE INCOME

         Following are the components of comprehensive income (IN THOUSANDS):

                                                               Three Months Ended              Six Months Ended
                                                                    March 31,                      March 31,
                                                           ----------------------------  -----------------------------
                                                               2000           1999            2000            1999
                                                           -------------  -------------  --------------  -------------
   Net income                                                   $5,007       $ 3,584           $7,756       $ 4,486


   Foreign currency translation adjustments                        259          (478)             669         1,022


   Unrealized loss on securities, net of tax                         -          (385)               -          (324)
                                                           -------------  -------------  --------------  -------------
   Other comprehensive income (loss)                               259          (863)             669           698
                                                           -------------  -------------  --------------  -------------
   Comprehensive income                                         $5,266       $ 2,721           $8,425       $ 5,184
                                                           =============  =============  ==============  =============

NOTE 7.     SEGMENT REPORTING

            The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet.

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. Platform Enabling's flagship BIOS products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon's communications technology is used by hundreds of customers in hundreds of different digital devices ranging from network routers to cellular phones. This technology includes reusable semiconductor intellectual property that is compatible with a wide range of microprocessor designs.

         PHOENIXNET: Provides PC users worldwide with a solution to manage and support their computers, and the ability to turn their computers into powerful tools for communication, business, entertainment and education.

         The Company evaluates operating segment performance based on revenue, gross margin and operating income.

                                           Three Months Ended March 31,            Six Months Ended March 31,
                                     -------------------------------------------------------------------------------
   (IN THOUSANDS)                          2000                1999                2000                1999
   --------------------------------- ------------------- ------------------- ------------------- -------------------
   Revenue:
      Platform Enabling                       $29,463             $26,635             $56,577             $52,310
      inSilicon                                 5,838               4,925              11,095               9,791
      PhoenixNet                                  139                   -                 139                   -
      Intercompany eliminations                  (715)                  -                (715)                  -
                                     ------------------- ------------------- ------------------- -------------------
      Total                                   $34,725             $31,560             $67,096             $62,101
                                     =================== =================== =================== ===================

                            PHOENIX TECHNOLOGIES LTD.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (unaudited)

                                         Three Months Ended March 31,             Six Months Ended March 31,
                                     --------------------------------------- ---------------------------------------
   (IN THOUSANDS)                           2000               1999                2000                1999
   --------------------------------  ------------------  ------------------- ------------------- -------------------
   Gross Margin:
      Platform Enabling                      $24,513             $21,709             $46,888             $41,802
      inSilicon                                4,823               3,807               9,005               7,955
      PhoenixNet                                 139                   -                 139                   -
                                     ------------------  ------------------- ------------------- -------------------
      Total                                  $29,475             $25,516             $56,032             $49,757
                                     ==================  =================== =================== ===================

   Income (loss) from operations:
      Platform Enabling                      $ 9,031             $ 6,031             $16,671             $ 9,301
      inSilicon                                 (750)             (1,374)             (1,808)             (2,603)
      PhoenixNet                              (2,353)                  -              (5,430)                  -
      Reversal of restructuring
        charges                                    -                   -                   -              (1,944)
      Reversal of Y2K support                    600                   -                 600                   -
                                     ------------------  ------------------- ------------------- -------------------
      Total                                  $ 6,528             $ 4,657             $10,033             $ 4,754
                                     ==================  =================== =================== ===================

The Company also reports geographic information, which is categorized into three regions: North America, Asia and Europe.

                                           Three Months Ended March 31,            Six Months Ended March 31,
                                     --------------------------------------- ---------------------------------------
   (IN THOUSANDS)                          2000                1999                2000                1999
   --------------------------------  ------------------- ------------------- ------------------- -------------------
   Revenue:
      North America                           $ 9,558             $11,182             $17,174             $21,190
      Asia                                     22,705              17,557              44,813              35,019
      Europe                                    2,462               2,821               5,109               5,892
                                     ------------------- ------------------- ------------------- -------------------
      Total                                   $34,725             $31,560             $67,096             $62,101
                                     =================== =================== =================== ===================

NOTE 8.     STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased approximately 3.3 million shares during fiscal 1999 at a total aggregate cost of approximately $34.1 million. The Company repurchased an additional 175,000 shares during the fiscal quarter ended December 31, 1999 at a cost of approximately $2.1 million. As of December 1999, both repurchase programs were completed and terminated.

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

         The Company's operations include the following:

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. Platform Enabling's flagship BIOS products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon's communications technology is used by hundreds of customers in hundreds of different digital devices ranging from network routers to cellular phones. This technology includes reusable semiconductor intellectual property that is compatible with a wide range of microprocessor designs.

         PHOENIXNET: Provides PC users worldwide with a solution to manage and support their computers, and the ability to turn their computers into powerful tools for communication, business, entertainment and education.

REVENUE

         The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by segment for the three and six-month periods ended March 31, 2000 and 1999, were as follows (DOLLARS IN THOUSANDS):

                                                                                          % of Consolidated
                                                     Amount                                     Revenue
                                          ----------------------------                 ---------------------------
   Three months ended March 31:                 2000          1999         % CHANGE         2000          1999
                                          -------------- ------------- --------------- ------------- -------------
     Platform Enabling                      $ 29,463      $ 26,635               11%       84.8%          84.4%
     inSilicon                                 5,838         4,925               19%       16.8%          15.6%
     PhoenixNet                                  139             -               N/A        0.4%             -
     Intercompany eliminations                  (715)            -               N/A       (2.0%)            -
                                          -------------- -------------                 ------------- -------------
          Total revenue                     $ 34,725      $ 31,560               10%        100%           100%
                                          ============== =============                 ============= =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                             % of Consolidated
                                                    Amount                                       Revenue
                                          ----------------------------                 ---------------------------
   Six months ended March 31:                   2000          1999         % CHANGE         2000          1999
                                          -------------- ------------- --------------- ------------- -------------
     Platform Enabling                      $ 56,577      $ 52,310              8%         84.3%         84.2%
     inSilicon                                11,095         9,791             13%         16.5%         15.8%
     PhoenixNet                                  139             -             N/A          0.2%            -
     Intercompany eliminations                  (715)            -             N/A         (1.0%)           -
                                          -------------- -------------                 ------------- -------------
          Total revenue                     $ 67,096      $ 62,101              8%          100%          100%
                                          ============== =============                 ============= =============

         The increase in Platform Enabling revenue in the second quarter and first six months of fiscal 2000 of 11% and 8%, respectively, from the comparable periods of fiscal 1999 was due to increased worldwide demand for personal computers. inSilicon revenue increased in the second quarter and first six months of fiscal 2000 primarily due to the greater market acceptance of semiconductor intellectual property. Comparison of PhoenixNet revenues to the same periods in fiscal 1999 is not applicable, since this is the first quarter of PhoenixNet revenue.

         Revenue by geographic region for the three and six-month periods ended March 31, 2000 and 1999, was as follows (DOLLARS IN THOUSANDS):

                                                                                             % of Consolidated
                                                         Amount                                   Revenue
                                               ---------------------------                -------------------------
    Three months ended March 31:                   2000          1999        % CHANGE         2000         1999
                                               ------------- ------------- -------------- ------------  -----------
        North America                            $ 9,558       $11,182           (15%)       27.5%        35.4%
        Asia                                      22,705        17,557            29%        65.4%        55.6%
        Europe                                     2,462         2,821           (13%)        7.1%         9.0%
                                               ------------- -------------                ------------  -----------
            Total revenue                        $34,725       $31,560            10%         100%         100%
                                               ============= =============                ============  ===========

                                                                                             % of Consolidated
                                                         Amount                                   Revenue
                                               ---------------------------                -------------------------
     Six months ended March 31:                    2000          1999        % CHANGE         2000         1999
                                               ------------- ------------- -------------- ------------  -----------
        North America                            $17,174       $21,190           (19%)       25.6%        34.1%
        Asia                                      44,813        35,019            28%        66.8%        56.4%
        Europe                                     5,109         5,892           (13%)        7.6%         9.5%
                                               ------------- -------------                ------------  -----------
            Total revenue                        $67,096       $62,101             8%         100%         100%
                                               ============= =============                ============  ===========

         Asian revenue increased while North American and European revenue decreased in the three and six-month periods ended March 31, 2000 due primarily to the outsourcing of system design and manufacturing to Asian PC and motherboard manufacturers and to growth in Japan PC shipments in the Platform Enabling segment. Growth in Platform Enabling revenue may be impacted in future quarters by a possible decline in average selling prices due in part to the transition of design and manufacturing of motherboards to Asia.

         One customer accounted for 12% of total revenue during the three and six-month periods ended March 31, 2000. No customer accounted for more than 10% of revenue during the three and six-month periods ended March 31, 1999.

         Service revenue in the three and six-month periods ended March 31, 2000 decreased 33% and 27%, respectively, over the comparable periods in fiscal 1999. These decreases were primarily due to the market shift within the Platform Enabling segment to Asia where a higher proportion of total revenues has historically been generated from license fees, the timing of new processor chip releases from the respective semiconductor chip manufacturers and the shift towards recurring license revenues versus non-recurring

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

service revenues, partially offset by increases in inSilicon's services revenue due to increased maintenance revenue generated from inSilicon's growing installed base of customers.

GROSS MARGIN

         Gross margin as a percentage of revenue was 85% and 81% for the three-month periods ended March 31, 2000 and 1999, respectively. Gross margin as a percentage of revenue was 84% and 80% for the six-month periods ended March 31, 2000 and 1999, respectively. Included in the costs of revenue was $0.3 million and $0.5 million of amortization of purchased technologies from Sand Microelectronics for the three months ended March 31, 2000 and 1999, respectively, and $0.6 million and $1.1 million for the six months ended March 31, 2000 and 1999, respectively. Also included in the costs of revenue in the three months ended March 31, 2000 was $0.6 million of Year 2000 ("Y2K") support cost reversal. Gross margin as a percentage of revenue before the amortization of purchased technology and reversal of Y2K support costs was 84% and 83% for the three-month periods ended March 31, 2000 and 1999, respectively, and 84% and 82% for the six-month periods ended March 31, 2000 and 1999, respectively. Service gross margin as a percentage of revenue declined to (21)% and 2% in the three and six-month periods ended March 31, 2000, from 28% and 27% in the three and six-month periods ended March 31, 1999. This decrease was mostly due to a decline in service revenues within the Platform Enabling segment mentioned above.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month periods ended March 31, 2000 and 1999 decreased from 31% of revenue to 28%, primarily due to increased revenues while research and development expenses remained approximately unchanged at $9.7 million.

         Research and development expenses for the six months ended March 31, 2000, increased $0.4 million (2%) from the comparable period in fiscal 1999. This increase was primarily due to a $0.9 million of license fee related to certain web-based PhoenixNet technologies, partially offset by decreased headcount as a result of the Company gaining efficiency after the fiscal 1999 reorganizations into three operating segments.

         The Company did not capitalize any internal software development costs for the three-month period ended March 31, 2000 as compared to $0.9 million for the same period in fiscal 1999. The Company capitalized $0.1 million and $1.5 million of internal software development costs for the six-month periods ended March 31, 2000 and 1999, respectively. This decrease in capitalization was due to a higher proportion of costs being incurred on non-capitalizable projects, such as products that have not yet reached technological feasibility.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three and six-month periods ended March 31, 2000, increased $0.6 million (8%) and $0.3 million (2%), respectively, from the comparable periods in fiscal 1999 mostly due to increases in personnel and consulting and related recruiting costs, especially in the PhoenixNet and inSilicon segments, partially offset by a slight decrease in trade show and industry event attendance by Company personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three and six-month periods ended March 31, 2000, increased $1.5 million (44%) and $1.9 million (25%), respectively, from the comparable periods in fiscal 1999 primarily due to increases in personnel and consulting and related recruiting costs, legal fees due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased patent activities, as well as increased variable compensation due to higher profitability, and to the reversal of certain excess costs in the quarter ended March 31, 1999.

RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of March 31, 2000, the restructuring charge was fully paid.

STOCK-BASED COMPENSATION

         The stock-based compensation charges in the three and six-month periods ended March 31, 2000, was mostly due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three-month period ended March 31, 2000, increased $0.2 million (32%) from the three-month period ended March 31, 1999 primarily due to higher cash balances as a result of the proceeds inSilicon received from the initial public offering of inSilicon stock. Interest and other income, net, for the six-month period ended March 31, 2000 decreased $0.5 million (27%) from the comparable period in fiscal 1999 primarily due to lower average cash and short-term investments balances as a result of stock repurchases in the second half of fiscal 1999 which lowered the fiscal 2000 beginning cash balances. In addition, the inSilicon initial public offering occurred in the latter part of the second quarter of fiscal 2000.

PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $2.4 million and $3.6 million for the three and six-month periods ended March 31, 2000, respectively, as compared to $1.7 million and $2.1 million for the comparable periods in fiscal 1999. The provisions for income taxes reflect an effective tax rate of 32% for all periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have historically included operating cash flow. In the second quarter of fiscal 2000 inSilicon raised net proceeds of $37.7 million. In addition, inSilicon has a $5 million revolving line of credit with a commercial bank that expires in January 2001. There were no borrowings outstanding under the credit facility at March 31, 2000. The Company believes that its existing sources of liquidity will be sufficient to satisfy the Company's cash requirements for at least the next twelve months.

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

additional 175,000 shares during the fiscal quarter ended December 31, 1999 at a cost of approximately $2.1 million. As of December 1999, both repurchase programs were completed and terminated.

CHANGES IN FINANCIAL CONDITION

         Net cash used in operating activities in the six months ended March 31, 2000 was $1.9 million, consisting primarily of an increase in accounts receivable and a decrease in payroll and other accrued liabilities, partially offset by $7.8 million of net income, adjusted for non-cash items. Net cash generated from operating activities in the six months ended March 31, 1999 was $2.3 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities in the six-month period ended March 31, 2000 was $9.2 million, consisting primarily of $6.7 million of net purchases of short-term and long-term investments, and $2.3 million in purchases of property and equipment. Net cash used in investing activities in the six-month period ended March 31, 1999, was $3.2 million. It consisted primarily of $0.3 million of net maturities of short-term and long-term investments, $1.6 million in purchases of property and equipment, and $2.0 million in additions to computer software costs. Net cash provided by financing activities during the six months ended March 31, 2000 was $45.4 million, consisted primarily of $37.7 million generated from the initial public offering of inSilicon stock and $14.0 generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan, partially offset by $6.3 million of cash used to repurchase the Company's common stock. Cash generated from financing activities in the six months ended March 31, 1999, was $2.1 million, consisting of the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

interpretation of the year 00 as 1900 or other dates instead of correctly interpreting it as 2000. The PC industry also defined the Y2K issue to include proper handling of leap year calculations. A Y2K issue could have disrupted processing transactions or even caused certain systems to fail. This possibility affected the Company's products, its information technology and other internal systems as well as its customers and vendors. Consequently, the Company's Y2K compliance effort covered the Company's products, internal systems and services provided by others.

         As of March 31, 2000, the Company had not yet experienced significant costs or business interruptions associated with: 1) previously undetected errors in the Company's products, 2) Y2K litigation, as currently being experienced by other software vendors or 3) a significant disruption of the Company's internal information systems.

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

PART  II.     OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an Annual Meeting of its Stockholders on February 1, 2000, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected George C. Huang and Anthony
P. Morris as Class 1 Directors to serve until the 2002 Annual Meeting of Stockholders. The vote on the matter was as follows:

             George C. Huang:
                  FOR                                        21,166,581
                  WITHHELD/AGAINST                            1,371,708

             Anthony P. Morris:
                  FOR                                        19,672,174
                  WITHHELD/AGAINST                            2,812,115

APPROVAL OF THE AMENDMENT TO THE 1999 STOCK PLAN: The stockholders approved the amendment to the 1999 Stock Plan to increase the number of shares reserved for issuance thereunder by 700,000 shares. The vote on the matter was as follows:

                  FOR                                        16,239,696
                  AGAINST                                     6,025,115
                  ABSTAIN                                       219,478

APPROVAL OF THE 1999 DIRECTOR OPTION PLAN: The stockholders approved the 1999 Director Option Plan and authorized 150,000 shares reserved for issuance thereunder. The vote on the matter was as follows:

                  FOR                                        17,875,248
                  AGAINST                                     4,383,992
                  ABSTAIN                                       226,049

APPROVAL OF THE AMENDED AND RESTATED 1991 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the Amended 1991 Employee Stock Purchase Plan, which includes an increase to the number of shares reserved for issuance thereunder by 350,000 shares. The vote on the matter was as follows:

                  FOR                                        20,271,024
                  AGAINST                                     1,994,804
                  ABSTAIN                                       218,461

APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the selection of Ernst & Young LLP as the Company's independent public accountants for the current fiscal year. The vote on the matter was as follows:

                  FOR                                        22,308,056
                  AGAINST                                       161,345
                  ABSTAIN                                        14,888

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS. See Exhibit Index on page 19 hereof.

                  (b) REPORTS ON FORM 8-K.

                      On January 19, 2000, the Registrant filed a Current Report on Form 8-K to report the election of two board members.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PHOENIX TECHNOLOGIES LTD.

Date:  MAY 12, 2000                      By:  /S/ JOHN M. GREELEY
                                             --------------------------------
                                              John M. Greeley
                                              Vice President, Finance and
                                                   Chief Financial Officer
                                              (Duly Authorized Officer and
                                                   Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
-------
10.61    Amended and Restated Initial Public Offering Agreement (inSilicon)

10.62    Contribution Agreement (inSilicon)

10.63    Employee Matters Agreement (inSilicon)

10.64    Letter of Intent to Touchstone Software Corporation

27       Financial Data Schedule.