Form 10-Q
period 2000-06-30
PHOENIX TECHNOLOGIES LTD
filed 2000-08-11
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                04-2685985
-------------------------------------    ---------------------------------------
    (State or other jurisdiction         (I.R.S. Employer Identification Number)
  of incorporation or organization)

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

                           YES    X          NO
                                -----            ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, par value $.001                     26,266,584
-----------------------------------------    -----------------------------------
                Class                           Number of Shares Outstanding at
                                                        July 31, 2000

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                                                         Page
                                                                                                         ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 2000 and September 30, 1999.........................................................3

              Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended June 30, 2000 and 1999...........................................4

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended June 30, 2000 and 1999.....................................................5

              Notes to Condensed Consolidated Financial Statements.........................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................16


PART  II.  OTHER INFORMATION

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits....................................................................................17

              Reports on Form 8-K.........................................................................17


PART  I.      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                       June 30,            September 30,
                                   Assets                                2000                  1999
                                                                   ------------------     -----------------
                                                                      (unaudited)
Current Assets:
     Cash and cash equivalents                                             $  56,897            $  24,873
     Short-term investments                                                   43,613               30,719
     Accounts receivable, net of allowance of $975 at
        June 30, 2000 and $1,460 at September 30, 1999                        39,444               30,105
     Other current assets                                                      9,942                8,762
                                                                   ------------------     -----------------
         Total current assets                                                149,896               94,459

Other marketable securities                                                    8,771                8,684
Investments                                                                    4,473                2,474
Property and equipment, net                                                   12,557               12,588
Computer software costs, net                                                   5,419                7,471
Goodwill and other intangible assets, net                                      8,492               10,165
Other assets                                                                   9,128                6,157
                                                                   ------------------     -----------------
         Total assets                                                      $ 198,736            $ 141,998
                                                                   ==================     =================
                    Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable                                                      $   3,238            $   3,810
     Payroll and related liabilities                                           7,984               10,612
     Other accrued liabilities                                                11,026               19,561
     Income taxes payable                                                      5,699                7,547
                                                                   ------------------     -----------------
         Total current liabilities                                            27,947               41,530

Long-term obligations                                                          4,123                1,546

Commitments and contingencies                                                      -                    -
Minority Interest                                                             13,471                    -

Stockholders' equity:
     Preferred stock, $.10 par value, 500 shares
         authorized, none issued                                                   -                    -
     Common stock, $.001 par value, 60,000 shares
         authorized, 26,196 and 24,036 shares issued and
         outstanding at June 30, 2000 and September 30, 1999                      30                   24
     Additional paid-in capital                                              131,933               89,227
     Stock-based compensation                                                 (1,242)                 (33)
     Retained earnings                                                        22,788               10,573
     Accumulated other comprehensive loss                                       (314)                (869)
                                                                   ------------------     -----------------
         Total stockholders' equity                                          153,195               98,922
                                                                   ------------------     -----------------
         Total liabilities and stockholders' equity                        $ 198,736            $ 141,998
                                                                   ==================     =================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                            Three Months Ended                    Nine Months Ended
                                                                  June 30,                              June 30,
                                                        -----------------------------       ------------------------------
                                                             2000             1999                 2000           1999
                                                        -------------  --------------       ---------------  -------------
Revenue:
     License fees                                          $ 31,696        $ 26,398           $ 89,922         $ 76,371
     Services                                                 4,807           4,916             13,677           17,044
                                                        -------------  --------------       ---------------  -------------
          Total revenue                                      36,503          31,314            103,599           93,415

Cost of revenue:
     License fees                                               981             859              2,703            3,304
     Services                                                 4,900           4,858             13,614           13,691
     Amortization of purchased technology                       314             533                942            1,599
                                                        -------------  --------------       ---------------  -------------
          Total cost of revenue                               6,195           6,250             17,259           18,594
                                                        -------------  --------------       ---------------  -------------
Gross margin                                                 30,308          25,064             86,340           74,821

Operating expenses:
    Research and development                                  8,925          10,074             29,133           29,867
    Sales and marketing                                       8,664           7,503             23,328           21,891
    General and administrative                                4,820           4,239             14,385           11,865
    Amortization of goodwill and
       acquired intangible assets                               555             625              1,665            1,877
    Stock-based compensation                                    118               -                570                -
    Restructuring charge                                          -           2,532                  -            4,476
                                                        -------------  --------------       ---------------  -------------
          Total operating expenses                           23,082          24,973             69,081           69,976
                                                        -------------  --------------       ---------------  -------------
Income from operations                                        7,226              91             17,259            4,845

Interest and other income, net                                1,395           4,628              2,740            6,472
Minority interest                                               (10)              -                 15                -
                                                        -------------  --------------       ---------------  -------------
Income before income taxes                                    8,611           4,719             20,014           11,317
Provision for income taxes                                    2,759           1,510              6,406            3,622
                                                        -------------  --------------       ---------------  -------------
Net income                                                 $  5,852        $  3,209           $ 13,608         $  7,695
                                                        -------------  --------------       ---------------  -------------
Earnings per share:
     Basic                                                 $   0.23        $   0.12           $   0.54         $   0.29
                                                        -------------  --------------       ---------------  -------------
     Diluted                                               $   0.21        $   0.11           $   0.49         $   0.28
                                                        -------------  --------------       ---------------  -------------
Weighted average shares used in earnings per
     share calculation:
     Basic                                                   25,871          26,144             24,975           26,534
                                                        -------------  --------------       ---------------  -------------
     Diluted                                                 28,130          27,945             27,770           27,924
                                                        -------------  --------------       ---------------  -------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                     ----------------------------------
                                                                                        2000               1999
                                                                                     ---------------    ---------------
Cash flows from operating activities:
     Net income                                                                           $  13,608          $   7,695
     Reconciliation to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                        7,577              8,764
         Write-off of capitalized software                                                        -              1,616
         Realized gain on sale of other marketable securities                                     -             (4,034)
         Stock-based compensation                                                               570                  -
         Minority interest                                                                      (15)                 -
         Change in operating assets and liabilities:
              Accounts receivable                                                            (9,276)              (725)
              Other assets                                                                   (3,495)             1,775
              Accounts payable                                                                 (615)            (3,446)
              Payroll and related liabilities                                                (2,671)             1,156
              Other accrued liabilities                                                      (5,352)              (274)
              Income taxes payable                                                           (1,860)              (307)
                                                                                     ---------------    ---------------
                  Total adjustments                                                         (15,137)             4,525
                                                                                     ---------------    ---------------
         Net cash provided by (used in) operating activities                                 (1,529)            12,220

Cash flows from investing activities:
     Maturity of short-term and long-term investments                                       367,791             31,842
     Purchases of short-term and long-term investments                                     (380,773)           (45,335)
     Proceeds from sales of other marketable securities                                           -              4,073
     Purchases of property and equipment                                                     (3,590)            (2,801)
     Additions to computer software costs                                                      (244)            (2,276)
                                                                                     ---------------    ---------------
         Net cash used in investing activities                                              (16,816)           (14,497)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of issuance costs                           37,168                  -
     Proceeds from common stock purchases under stock option and
           stock purchase plans                                                              17,885              5,043
     Repurchases of common stock                                                             (6,289)           (14,800)
                                                                                     ---------------    ---------------
         Net cash provided by (used in) financing activities                                 48,764             (9,757)
                                                                                     ---------------    ---------------

Effect of exchange rate changes on cash and cash equivalents                                  1,605                524
                                                                                     ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                         32,024            (11,510)
Cash and cash equivalents at beginning of period                                             24,873             44,234
                                                                                     ---------------    ---------------
Cash and cash equivalents at end of period                                                $  56,897          $  32,724
                                                                                     ===============    ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.     BASIS OF PRESENTATION

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. The Company has three business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing. The accompanying condensed consolidated financial statements of Phoenix Technologies Ltd. and its wholly and majority-owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany accounts and transactions have been eliminated. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000, or for any other future period.

         Certain amounts in the fiscal 1999 financial statements have been reclassified to conform to the fiscal 2000 presentation.

NOTE 2.     SALE OF INTEREST IN INSILICON CORPORATION

         The initial public offering of 3.5 million shares of the Company's subsidiary, inSilicon, closed on March 27, 2000. Proceeds, net of issuance costs, to inSilicon were $37.2 million. The accompanying condensed consolidated financial statements include the financial position and results of operations of inSilicon on a fully consolidated basis. During fiscal 2000, as part of the separation of the inSilicon business to a separate subsidiary, the Company contributed certain assets to inSilicon including technology, licenses, personal property and other assets with inSilicon assuming the related liabilities. The Company entered into certain agreements with inSilicon, including a services and cost sharing agreement, employee matters agreement, and a tax sharing agreement that will govern the ongoing relationship of the parties.


NOTE 3.     CHANGES IN ACCOUNTING

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," as of October 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)



         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except requirements regarding certain events that occur after December 15, 1998 or January 12, 2000 but before the effective date should be applied prospectively. FIN 44 will not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 4.     RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to facilities consolidations and streamlining of certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of June 30, 2000, the restructuring charge was fully paid.

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

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                      June 30,                     June 30,
                                                           -------------------------       ------------------------
                                                              2000           1999             2000        1999
                                                           ------------  -----------       ----------   -----------
  Net income                                                   $ 5,852      $ 3,209          $13,608      $ 7,695
                                                           ============  ===========       ==========   ===========
  Weighted average common shares
       outstanding                                              25,871       26,144           24,975       26,534

  Effect of dilutive securities (using the treasury
      stock method):
    Stock options                                                1,769        1,661            2,289        1,254
    Warrants                                                       490          140              506          136
                                                           ------------  -----------       ----------   -----------
         Total dilutive securities                               2,259        1,801            2,795        1,390
                                                           ------------  -----------       ----------   -----------
  Weighted average diluted common and
     equivalent shares outstanding                              28,130       27,945           27,770       27,924
                                                           ------------  -----------       ----------   -----------
Earnings per share:

   Basic                                                       $  0.23      $  0.12          $  0.54      $  0.29
                                                           ============  ===========       ==========   ===========
   Diluted                                                     $  0.21      $  0.11          $  0.49      $  0.28
                                                           ============  ===========       ==========   ===========

NOTE 6.     COMPREHENSIVE INCOME

         Following are the components of comprehensive income (IN THOUSANDS):

                                                            Three Months Ended            Nine Months Ended
                                                                 June 30,                    June 30,
                                                           ---------------------        ---------------------
                                                             2000        1999            2000      1999
                                                           ----------   --------        --------  -----------
Net income                                                  $ 5,852      $ 3,209        $13,608     $ 7,695

Foreign currency translation adjustments                       (114)          99            555       1,121

Unrealized loss on securities, net of tax                         -       (1,722)             -      (2,046)
                                                           ----------   --------        --------  -----------
Other comprehensive income (loss)                              (114)      (1,623)           555        (925)
                                                           ----------   --------        --------  -----------
Comprehensive income                                        $ 5,738      $ 1,586        $14,163     $ 6,770
                                                           ----------   --------        --------  -----------

NOTE 7.     SEGMENT REPORTING

         The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet.

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. The Platform Enabling's flagship BIOS products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to over 400 customers

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

         PHOENIXNET: Provides PC users worldwide with a solution to manage and support their computers, and the ability to turn their computers into powerful tools for communication, business, entertainment and education.

         The Company evaluates operating segment performance based on revenue, gross margin and operating income.

                                        Three Months Ended June 30,             Nine Months Ended June 30,
                                    ---------------------------------------  -------------------------------------
   (IN THOUSANDS)                          2000                1999                2000                1999
----------------------------------- -------------------  ------------------  ------------------  -----------------
Revenue:
   Platform Enabling                         $  29,683           $  27,162          $  86,260           $  79,055
   inSilicon                                     6,811               4,152             17,906              14,360
   PhoenixNet                                      532                   -                671                   -
   Intercompany eliminations                      (523)                  -             (1,238)                  -
                                    -------------------  ------------------  ------------------  -----------------
   Total                                     $  36,503           $  31,314          $ 103,599           $  93,415
                                    ===================  ==================  ==================  =================
Gross Margin:
   Platform Enabling                         $  24,087           $  21,773          $  70,975           $  63,575
   inSilicon                                     5,689               3,291             14,694              11,246
   PhoenixNet                                      532                   -                671                   -
                                    -------------------  ------------------  ------------------  -----------------
   Total                                     $  30,308           $  25,064          $  86,340           $  74,821
                                    ===================  ==================  ==================  =================
Income (loss) from operations:
   Platform Enabling                         $   9,463           $   7,127          $  26,135           $  16,428
   inSilicon                                      (245)             (1,883)            (2,054)             (4,486)
   PhoenixNet                                   (1,992)             (2,621)            (7,422)             (2,621)
   Restructuring charges                             -              (2,532)                 -              (4,476)
   Reversal of Y2K support                           -                   -                600                   -
                                    -------------------  ------------------  ------------------  -----------------
   Total                                     $   7,226           $      91          $  17,259           $   4,845
                                    ===================  ==================  ==================  =================

The Company also reports geographic information, which is categorized into three regions: North America, Asia and Europe.

                                        Three Months Ended June 30,             Nine Months Ended June 30,
                                    ---------------------------------------  -------------------------------------
   (IN THOUSANDS)                          2000                1999                2000                1999
----------------------------------- -------------------  ------------------  ------------------  -----------------
Revenue:
   North America                              $ 11,897            $ 10,478           $ 29,071            $ 31,668
   Asia                                         22,506              18,933             67,319              53,952
   Europe                                        2,100               1,903              7,209               7,795
                                    -------------------  ------------------  ------------------  -----------------
   Total                                      $ 36,503            $ 31,314           $103,599            $ 93,415
                                    ===================  ==================  ==================  =================

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (unaudited)


NOTE 8.     STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased 3.3 million shares during fiscal 1999 at a total aggregate cost of $34.1 million. The Company repurchased an additional 175,000 shares during the first quarter of fiscal 2000 at a cost of $2.1 million. As of December 1999, both repurchase programs were completed and terminated.

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

         The Company's operations include the following:

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. The Platform Enabling's flagship BIOS products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to over 400 customers that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

         PHOENIXNET: Provides PC users worldwide with a solution to manage and support their computers, and the ability to turn their computers into powerful tools for communication, business, entertainment and education.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE

         The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by segment for the three and nine-month periods ended June 30, 2000 and 1999, were as follows (DOLLARS IN THOUSANDS):

                                                                             % of Consolidated
                                                 Amount                          Revenue
                                       ------------------------            ----------------------
   Three months ended June 30:            2000          1999      % CHANGE     2000       1999
                                       ----------   -----------  ----------  --------  ----------
   Platform Enabling                    $ 29,683      $ 27,162        9%      81.3%     86.7%
   inSilicon                               6,811         4,152       64%      18.7%     13.3%
   PhoenixNet                                532             -       N/A       1.4%         -
   Intercompany eliminations                (523)            -       N/A      (1.4%)        -
                                       ----------   -----------              -------   ----------
     Total revenue                      $ 36,503      $ 31,314       17%       100%      100%
                                       ==========   ===========              =======   ==========
                                                                             % of Consolidated
                                                 Amount                           Revenue
                                       ------------------------            ----------------------
   Nine months ended June 30:              2000          1999     % CHANGE     2000       1999
                                       ----------   -----------  ----------  --------  ----------
   Platform Enabling                    $  86,260    $  79,055        9%      83.3%     84.6%
   inSilicon                               17,906       14,360       25%      17.3%     15.4%
   PhoenixNet                                 671            -       N/A       0.6%         -
   Intercompany eliminations               (1,238)           -       N/A      (1.2%)        -
                                       ----------   -----------              -------   ----------
     Total revenue                      $ 103,599    $  93,415       11%       100%      100%
                                       ==========   ===========              =======   ==========

         The increase in Platform Enabling revenue in the third quarter and first nine months of fiscal 2000 of 9% from the comparable periods of fiscal 1999 was primarily due to increased worldwide demand for personal computers. inSilicon revenue increased in the third quarter and first nine months of fiscal 2000 from the comparable periods of fiscal 1999 primarily due to the greater market acceptance of semiconductor intellectual property, the increased acceptance of re-use licenses of semiconductor intellectual property to existing customers, and increased service revenue due to increased maintenance revenue from inSilicon's growing installed base of customers. Comparison of PhoenixNet revenues to the same periods in fiscal 1999 is not applicable, since PhoenixNet first generated revenues in the second quarter of fiscal 2000.

         Revenue by geographic region for the three and nine-month periods ended June 30, 2000 and 1999, was as follows (DOLLARS IN THOUSANDS):

                                                                             % of Consolidated
                                                 Amount                          Revenue
                                       ------------------------            ----------------------
   Three months ended June 30:            2000          1999      % CHANGE     2000       1999
                                       ----------   -----------  ----------  --------  ----------
   North America                         $ 11,897       $10,478       14%      32.6%        33.5%
   Asia                                    22,506        18,933       19%      61.6%        60.4%
   Europe                                   2,100         1,903       10%       5.8%         6.1%
                                       ----------   -----------              -------   ----------
      Total revenue                      $ 36,503       $31,314       17%       100%         100%
                                       ===========  ===========              =======   ==========
                                                                             % of Consolidated
                                                 Amount                           Revenue
                                       ------------------------            ----------------------
   Nine months ended June 30:              2000          1999     % CHANGE     2000       1999
                                       ----------   -----------  ----------  --------  ----------
   North America                         $ 29,071       $31,668       (8%)     28.0%        33.9%
   Asia                                    67,319        53,952       25%      65.0%        57.8%
   Europe                                   7,209         7,795       (8%)      7.0%         8.3%
                                       ----------   -----------              -------   ----------
      Total revenue                      $103,599       $93,415       11%       100%         100%
                                       ===========  ===========              =======   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         All regions experienced increased revenue in the three-month period ended June 30, 2000 due primarily to significantly increased worldwide demand for personal computers. Revenue increased despite lower average selling prices of our BIOS products than in the three-month period ended June 30, 1999 partly due to a recent shift in demand for personal computers from desktop to notebook computers. An increase in inSilicon license fees and the release of their USB
2.0 Controller contributed to Asian and European revenue growth in the three-month period ended June 30, 2000. In the three-month period ended June 30, 2000, North American revenues were impacted favorably by the new revenue generated from the PhoenixNet division. In the nine-month period ended June 30, 2000, Asian revenues increased while North American and European revenue decreased. This was due primarily to the outsourcing of system design and manufacturing to Asian PC and motherboard manufacturers, inSilicon's release of their USB 2.0 Controller, and to growth in Japan PC shipments in the Platform Enabling segment.

         One customer accounted for 13% of total revenue during the three and nine-month periods ended June 30, 2000. One customer accounted for more than 11% of revenue during the three-month period ended June 30, 1999. No customer accounted for more than 10% of revenue during the nine-month period ended June 30, 1999.

         Service revenue in the three and nine-month periods ended June 30, 2000 decreased 2% and 20%, respectively, over the comparable periods in fiscal 1999. These decreases were primarily due to the market shift within the Platform Enabling segment to Asia where a higher proportion of total revenues has historically been generated from license fees, the timing of new processor chip releases from semiconductor chip manufacturers and the shift towards recurring license revenues versus non-recurring service revenues, partially offset by increases in inSilicon's service revenues due to increased maintenance revenue generated from inSilicon's growing installed base of customers.

GROSS MARGIN

         Gross margin as a percentage of revenue for the three and nine-month periods ended June 30, 2000 was unchanged from 83% and 80%, respectively, in the comparable periods of fiscal 1999. Included in the costs of revenue was $0.3 million and $0.5 million of amortization of purchased technologies from Sand Microelectronics for the three months ended June 30, 2000 and 1999, respectively, and $0.9 million and $1.6 million for the nine months ended June 30, 2000 and 1999, respectively. Also included in the costs of revenue in the nine months ended June 30, 2000 was $0.6 million of Year 2000 ("Y2K") support cost reversal. For the three and nine-month periods ended June 30, 2000, gross margin as a percentage of revenue before the amortization of purchased technology and reversal of Y2K support costs was unchanged from 84% and 82%, respectively, in the comparable periods of fiscal 1999.

         Service gross margin as a percentage of revenue declined to (2%) and 1% in the three and nine-month periods ended June 30, 2000, from 1% and 20% in the three and nine-month periods ended June 30, 1999. This decrease was mostly due to the decline in service revenues within the Platform Enabling segment mentioned above.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three-month periods ended June 30, 2000 and 1999 decreased $1.1 million from 32% of revenue to 24%. Research and development expenses for the nine month periods ended June 30, 2000 and 1999, decreased $0.7 million from 32% of revenue to 28%. These decreases were primarily due to the improvement of product and resource management resulting in lower headcount and the movement of research and development centers to Asia and Japan where costs are lower. The decrease in the nine-month period ended June 30, 2000 from the same period of fiscal 1999 was partially offset by $0.9 million of license fees related to certain web-based PhoenixNet technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company capitalized $0.1 million of internal software development costs for the three-month period ended June 30, 2000 as compared to $0.4 million for the same period in fiscal 1999. The Company capitalized $0.2 million and $1.9 million of internal software development costs for the nine-month periods ended June 30, 2000 and 1999, respectively. This decrease in capitalization was due to a higher proportion of costs being incurred on non-capitalizable projects.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three and nine-month periods ended June 30, 2000, increased $1.2 million (16%) and $1.4 million (7%), respectively, from the comparable periods in fiscal 1999. As a percentage of revenue, sales and marketing expenses remained unchanged from 24% and 23% in the three and nine-month periods ended June 30, 2000 and 1999, respectively. The increases were mostly due to increases in personnel and consulting and related recruiting costs, especially in the PhoenixNet segment and inSilicon subsidiary, and costs related to the annual sales meeting, partially offset by a slight decrease in trade show and industry event attendance by Company personnel. Management has made a conscious effort to increase sales and marketing efforts through the reallocation of resources.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three and nine-month periods ended June 30, 2000, increased $0.6 million (14%) and $2.5 million (21%), respectively, from the comparable periods in fiscal 1999. As a percentage of revenue, general and administrative expenses decreased from 14% to 13% in the three-month period ended June 30, 2000 and 1999, respectively, and increased from 13% to 14% in the nine-month period ended June 30, 2000 and 1999, respectively. The increases were primarily due to increases in personnel and consulting, especially in the PheonixNet segment and inSilicon, and increased variable compensation due to higher profitability.

RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including closing the offices in Texas and France. The restructuring charge included $1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment. As of June 30, 2000, the restructuring charge was fully paid.

         In June 1999, the Company recorded a restructuring charge of $2.5 million. This charge included the costs of employee severance and the write-off of certain capitalized software associated with the discontinuance of the PICO and PC Enhancing Division. As of June 30, 1999, $0.8 million was unpaid.

STOCK-BASED COMPENSATION

         The stock-based compensation charges in the three and nine-month periods ended June 30, 2000, was mostly due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three and nine-month periods ended June 30, 2000, decreased $3.2 million (70%) and $3.7 million (58%) from the comparable periods in fiscal 1999 primarily due to gains of $3.9 million and $4.0 million received on the sales of Xionics Document Technologies, Inc. common stock in the three and nine-month periods ended June 30, 1999, slightly offset by interest received on higher cash balances as a result of the proceeds inSilicon received from the initial public offering of inSilicon stock.


PROVISION FOR INCOME TAXES

         The Company recorded income tax provisions of $2.8 million and $6.4 million for the three and nine-month periods ended June 30, 2000, respectively, as compared to $1.5 million and $3.6 million for the comparable periods in fiscal 1999. The provisions for income taxes reflect an effective tax rate of 32% for all periods. inSilicon is not consolidated for income tax purposes, as the Company owns less than 80% of the voting stock issued and outstanding as of June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity have historically included operating cash flow. The Company believes that its existing sources of liquidity, which does not include the financial operations of inSilicon, will be sufficient to satisfy the Company's cash requirements for at least the next twelve months. In the second quarter of fiscal 2000, inSilicon raised net proceeds of $37.2 million from its initial public offering. In addition, inSilicon has a $5 million revolving line of credit with a commercial bank that expires in January 2001. There were no borrowings outstanding under the credit facility at June 30, 2000. The Company believes inSilicon's present liquidity will be sufficient to meet inSilicon's operating and capital requirements for at least the next twelve months.

         In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased 3.3 million shares during fiscal 1999 at a total aggregate cost of $34.1 million. The Company repurchased an additional 175,000 shares during the first quarter of fiscal 2000 at a cost of $2.1 million. As of December 1999, both repurchase programs were completed and terminated.


CHANGES IN FINANCIAL CONDITION

         Net cash used in operating activities in the nine months ended June 30, 2000 was $1.5 million, consisting primarily of increases in accounts receivable and other assets and decreases in payroll, other accrued liabilities and income taxes payable, partially offset by $13.6 million of net income, adjusted for non-cash items. Net cash generated from operating activities in the nine months ended June 30, 1999 was $12.2 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities in the nine-month period ended June 30, 2000 was $16.8 million, consisting of $13.0 million of net purchases of short-term and long-term investments, $3.6 million in purchases of property and equipment and $0.2 million in additions to computer software costs. Net cash used in investing activities in the nine-month period ended June 30, 1999, was $14.5 million. It consisted of $9.4 million of net purchases of short-term and long-term investments and marketable securities, $2.8 million in purchases of property and equipment, and $2.3 million in additions to computer software costs. Net cash provided by financing activities during the nine months ended June 30, 2000 was $48.8 million, consisting of $37.2 million generated from the initial public offering of inSilicon stock and $17.9 generated from the exercise of common stock options and the issuance of stock under the Company's and inSilicon's employee stock purchase plans, partially offset by $6.3 million of cash used to repurchase the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Company's common stock. Cash used in financing activities in the nine months ended June 30, 1999, was $9.8 million, consisting of $14.8 million used to repurchase common stock of the Company, partially offset by $5.0 million generated from the exercise of common stock options and the issuance of stock under the Company's employee stock purchase plan.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions", as of October 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except requirements regarding certain events that occur after December 15, 1998 or January 12, 2000 but before the effective date should be applied prospectively. FIN 44 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

         As of June 30, 2000, the Company had not yet experienced significant costs or business interruptions associated with: 1) previously undetected errors in the Company's products, 2) Y2K litigation, as may have been experienced by other software vendors or 3) a significant disruption of the Company's internal information systems.


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

PART  II.     OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) EXHIBITS. See Exhibit Index on page 18 hereof.

                  (b) REPORTS ON FORM 8-K.

                      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHOENIX TECHNOLOGIES LTD.


Date:  August 11, 2000                  By:  /s/ JOHN M. GREELEY
       ---------------                       -------------------
                                             John M. Greeley
                                             Vice President, Finance and
                                                Chief Financial Officer
                                             (Duly Authorized Officer and
                                                Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
-------
27        Financial Data Schedule.