Form 10-K
period 2000-09-30
PHOENIX TECHNOLOGIES LTD
filed 2000-12-19
CIK 832767

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2000, was $378,808,235 based upon the last reported sales price of the Common Stock in the Nasdaq National Market, as reported by the Nasdaq Stock Market.

    The number of shares of the registrant's Common Stock outstanding as of November 30, 2000 was 26,583,034.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

    This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of increased sales to original equipment manufacturers, and plans to improve and enhance existing products and develop new products.

    The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for Phoenix's products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with the Company's business, see the "Business Risks" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

GENERAL DEVELOPMENT OF THE BUSINESS

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

    The global electronics industry is characterized by rapid technology changes, including increasing processor speeds, hardware miniaturization/portability, and new and improved ways to connect devices (including the Internet). As these rapid changes evolve, computing hardware manufacturers and software developers seek to rapidly bring products to market that incorporate the latest features and functionality. The Company believes that its products and services enable manufacturers of PCs, information appliances, and semiconductors to bring leading edge products to market more quickly and hence increase their competitiveness.

    The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986.

    In the fourth quarter of fiscal 2000, the Company expanded its research and development efforts in Asia with the opening of a new facility in Nanjing, China. This new center represents Phoenix's long-term commitment to support its Asian-based customers and will provide a center for developing solutions for configurable information appliances. The expansion of the Phoenix R&D efforts into China will strengthen the company's opportunity to set and leverage standards, like Bluetooth, into the emerging information appliance market. The new facility will allow Phoenix to develop new Internet-enabling software and platform solutions to help customers compete in the rapidly expanding Internet appliance marketplace.

    On March 27, 2000, the Company's majority-owned subsidiary, inSilicon Corporation ("inSilicon"), closed its initial public offering of 3.5 million shares of its common stock. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million. The principal purposes of the offering were to increase inSilicon's equity capital, to create a public market for its common stock, to facilitate future access to public equity markets, to improve the effectiveness of its stock option plan in attracting and retaining key employees, to provide liquidity to the Company and to provide increased visibility of inSilicon in the marketplace. At September 30, 2000, the Company owned approximately 73.6% of inSilicon's outstanding common stock.

DESCRIPTION OF BUSINESS

    The Company's three operating segments are the Platform Enabling Division, inSilicon and the PhoenixNet-TM- Division. Information regarding revenues, gross margin and operating profit by segments, and revenues from unaffiliated customers by geographic region, can be referenced under Note 12 "Segment Reporting" of Phoenix's 2000 Annual Report.

PLATFORM ENABLING DIVISION

    The Platform Enabling Division of Phoenix has been instrumental in advancement of the PC architecture for the past twenty years. This division's system enabling software, referred to as Basic Input Output System ("BIOS") products, continues to play an essential role in the design of PCs and other devices by providing the critical link between hardware platforms and operating systems.

    PC systems and other electronic devices consist of four basic components: hardware, BIOS software, operating system software and applications software. The BIOS is stored on a Read Only Memory ("ROM") chip that typically resides on the device's motherboard, and is the software that is initially executed when the system is turned on. BIOS tests and initializes the hardware components, initiates the operating system and then provides certain advanced interface functions. The Company believes that the introduction of new hardware architectures, microprocessors, peripheral equipment and operating systems within the PC industry has increased the complexity, time and cost to develop new systems, and that the system BIOS can help reduce these factors.

    Products. The Platform Enabling Division is currently offering or developing the following BIOS products:

    Desktop/Server

    - PHOENIXBIOS 4.0-TM-. The Company provides various versions of PhoenixBIOS 4.0-TM- as its core system firmware for desktop and server systems. The Company believes that the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture and advanced development tools and methodology.

    - AWARD BIOS-TM-. The Platform Enabling Division also includes the products of Award Software, acquired in September 1998. The Company believes that the Award BIOS-TM- products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems.

    - IA-64 BIOS-TM-. The Company worked closely with Intel to develop BIOS compatible with the Intel 64-bit processor (IA-64 or Itanium). Intel's 64-bit architecture delivers significantly increased capability over current 32-bit processors, and is designed initially into servers and high-end workstations. The Intel IA-64 processor was released in 2000.

    Notebook/Portable

    - NOTEBIOS 4.0-TM- FOR PORTABLE SYSTEMS. The Company offers its NoteBIOS-TM-system software for use with portable or notebook computers. The product adds extensive power management capabilities, such as Save-to-Disk and smart batteries, to the modular architecture of PhoenixBIOS 4.0-TM-.

    Information Appliance

    - INDUSTRIAL BIOS. The Company developed the industrial BIOS for configuration and control of information appliances, also referred to as embedded platforms. The industrial BIOS as well as additional other informational appliance products are designed using small form factors in order to meet the requirements of embedded platforms.

    Customers and Sales. The Company generates a significant portion of its Platform Enabling Division revenue from customers outside of the United States. See discussion under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RESULTS OF OPERATIONS." The Company has licensed its BIOS technology to over 600 global technology leaders, including:

                 PC SYSTEMS                      PC MOTHERBOARDS       EMBEDDED SYSTEMS
--------------------------------------------  ---------------------  ---------------------
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

    The Company licenses its BIOS products and provides professional services to major OEMs of PCs, motherboards and other computing devices. In general, license fees are generated on a per unit basis for each system shipped, and professional service fees are generated based upon the amount of time expended. The Platform Enabling Division utilizes a global direct sales force in North America, Asia and Europe, and resellers and distributors on a limited, regional basis.

    Some product modifications are generally required in order for the customer to deploy its Platform Enabling Division products on specific hardware platforms. To support its worldwide customer base, the Company employs over 170 deployment engineers in field engineering offices in Germany, Japan, Korea, Taiwan, California, Oregon and Massachusetts. The Company also provides support services by telephone, via the Internet and on-site.

    One customer, Fujitsu, accounted for 19%, 11% and 11% of revenues in fiscal 2000, 1999 and 1998 respectively. No other customer accounted for more than 10% of revenue in fiscal 2000, 1999 or 1998.

    Competition. The Platform Enabling Division competes primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than those of the Company. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM and Toshiba Corporation. The Company also competes for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. The Company believes that OEM customers often license the Company's system software products rather than develop these products internally in order to: (1) enhance compatibility with the latest industry standards, (2) improve time to market, (3) reduce product development risks, (4) reduce product development and support costs, and/or
(5) to differentiate their system offerings with advanced features.

INSILICON

    inSilicon Corporation ("inSilicon") is a leading provider of communications platforms that are used by semiconductor and systems companies to design the complex semiconductors called system-on-a-chip that are critical components of digital devices. Over 500 customers use inSilicon's communications technology in hundreds of different digital devices ranging from network routers to cellular phones. inSilicon's modular approach emphasizes customer-proven reusable semiconductor intellectual property that focuses on communications and connectivity, and is compatible with a wide range of microprocessor designs. Semiconductor and systems companies integrate inSilicon's communications technology into their overall semiconductor designs, saving time and money and allowing them to focus on their core competencies that differentiate their products. By integrating inSilicon's communications technology into their complex designs, inSilicon's customers are better able to solve the widening "design gap" caused by the difficulty of designing the complex system-on-a-chip in the time necessary to get to market with their products. InSilicon offers:

    - PROVEN SOLUTIONS. inSilicon estimates more than 500 companies have implemented its technology in more than 800 integrated circuit designs. Millions of individual products include inSilicon technology. inSilicon's technologies have been implemented in over 25 semiconductor fabrication facilities using some of the most advanced semiconductor processing technology, including 0.18 micron process technology. The customer- and systems-proven nature of its technologies make the substantial interoperability issues and costly development delays that its customers might experience from in-house or other third-party designs less likely, thereby reducing risk.

    - A BROAD PORTFOLIO OF COMMUNICATIONS TECHNOLOGY. inSilicon provides semiconductor and systems companies with a broad portfolio of communications and connectivity technology. InSilicon believes its semiconductor intellectual property fulfills many of the communications technology needs of those companies.

    - INTEGRATED PLATFORM-BASED SOLUTIONS. inSilicon partners with other intellectual property suppliers, which enable inSilicon to sell more complete system-on-chip IP platforms. For example, it has redistribution agreements with MIPS Technologies and ARM Holdings that allows it to bundle and sell MIPS processor and ARM integration IP together with its communications technology. With these agreements, inSilicon is able to offer more complete IP solutions that enable customers to get to market sooner with fewer suppliers.

    - INTEGRATED SOFTWARE SOLUTION. For the USB and IEEE 1394 communications standards, inSilicon partners with software suppliers for essential software that allow operating systems to communicate with its USB and IEEE 1394 technology. By using this software, semiconductor and systems companies may integrate its technology into their designs in a cost-effective and timely manner.

    - EXTENSIVE TEST AND VERIFICATION TOOLS. inSilicon provides its customers with extensive verification and test modules to ensure the functionality of its technology within their designs. This allows its customers to implement its communications technology into their designs with a higher degree of first time success.

    - PORTABILITY AND FLEXIBILITY. inSilicon designs its semiconductor intellectual property to be foundry independent and easy to use. It uses popular hardware languages that fit readily into its customers' design flows, which provide its customers significant manufacturing flexibility. inSilicon's Rapidscript-TM- configuration tool and its adoption of VCI facilitate customer integration of its semiconductor property into their system-on-a-chip designs.

    - STANDARDS LEADERSHIP. inSilicon was the first to market with merchant semiconductor intellectual property solutions for many communications standards including PCI, AGP, USB, IrDA, IEEE 1394 and VCI. inSilicon is a member of numerous industry standard bodies, including the IEEE 1394 trade association, USB Implementator Forum, Infrared Data Association and PCI Special Interest

      Group. InSilicon's involvement with these bodies helps itself to stay on the leading edge of evolving standards.

    inSilicon targets high growth markets requiring high performance, quick time to market, design flexibility and compliance with industry standards. The following represents its four primary market segments, including representative applications using its products within each:

    - TELECOMMUNICATIONS AND DATA COMMUNICATIONS. Telecommunications and data communications equipment companies design and manufacture equipment that must comply with many industry standards. For example, communications technologies such as Ethernet, UTOPIA, PCI and USB are used in network switches and routers, network adapters, concentrators, public switched telephone network central office equipment, cable set-top boxes and modems.

    - CONSUMER ELECTRONICS. Consumer electronic devices are rapidly converting to digital methods of signal transmission, processing and storage, and they require standard connectivity interfaces such as IEEE 1394, IrDA, USB, and PCI. For example, digital still cameras, digital video cameras, video games, digital video cassette recorders and DVD players all use such digital transmission technology. New application of this technology is anticipated in digital audio equipment and emerging video devices such as personal video recorders. Additionally, mobile phone and wireless Internet applications are creating the demand for performance enhanced Java technologies.

    - COMPUTERS. Computation equipment such as personal computers, workstations and servers require implementation of standard interfaces such as PCI, USB, AGP, IrDA and Ethernet. inSilicon's communications technology can be found in standard products and application specific implementations for these types of platforms.

    - OFFICE AUTOMATION. Computer peripherals require a means of connection to both their host computer and to larger networks. These connections are generally made with standard interfaces, including USB, Ethernet, IEEE 1394 and IrDA. These interface technologies are used in printers, scanners, keyboards, display terminals, pointing devices, and mass storage devices such as hard disk drives, floppy disk drives, removable media disk drives, tape drives and optical drives.

    Products. inSilicon's communications technology includes semiconductor intellectual property and related software. Its semiconductor intellectual property includes a wide variety of both standards-based and proprietary communications technology. inSilicon's semiconductor intellectual property platforms vertically combine many of these technologies into functional blocks tailored for ease of use and faster integration by its customers.

    inSilicon supplies its technology as Verilog, VHDL or C source code, which are the primary chip design languages in use today. Semiconductor and systems companies then integrate its communications technology into their overall semiconductor designs using electronic design automation tools, such as those provided by Synopsys and Cadence. It uses a modular approach that emphasizes silicon-proven reusable, licensable technology and software that are compatible with a wide range of processor designs.

    inSilicon's technologies are outlined in the following chart. Each family consists of its technologies that relate to a specific industry standard.


     COMMUNICATIONS              TECHNOLOGY FAMILIES                   TECHNOLOGY APPLICATIONS
       STANDARDS
          AGP             AGP Master, AGP Host and AGP        Accelerated Graphics Port is an
                          Simulation Models                   interconnect standard used in high
                                                              performance graphics for personal
                                                              computers.
        Ethernet          10/100 Ethernet Media Access        Ethernet is a widely used local area
                          Controller and Ethernet Simulation  networking communications standard, used
                          Model                               in such devices such as modems, cable
                                                              modems, home networking, routers and
                                                              switches.
       IEEE 1394          1394 Device Controller Link, 1394   IEEE 1394 is a high-speed digital
                          A/V Link, 1394 Cable Phy and 1394   interface standard used in digital
                          Simulation Model.                   cameras, audio-visual disk drives and
                                                              scanners.
          IrDA            VFIR and VFIR Simulation Model,     IrDA is a wireless standard that enables
                          IrDA and IrDA Simulation Model      communication between appliances across
                                                              short distances. It is used in mobile
                                                              phones, handheld and laptop computers and
                                                              electronic games.
  Java-TM- Technology     JVX-TM- Java Accelerator            JVX is a proprietary hardware and
                                                              software solution that accelerates
                                                              applications written in the Java
                                                              programming language. JVX is primarily
                                                              targeted for wireless Internet
                                                              applications.
          PCI             PCI Suite and PCI Simulation Model  Peripheral Component Interconnect is an
                                                              internal communications standard that
                                                              connects various elements of computer
                                                              systems to each other. It is used in many
                                                              computers as well as in embedded systems.
         PCI-X            PCI-X and PCI-X Simulation Model    PCI-X is the latest revision of the PCI
                                                              standard. It is used in many high
                                                              performance computing applications,
                                                              including multiprocessor servers,
                                                              communications switches and routers and
                                                              storage area networks.
          USB             USB PHY, USB OHCI Host Controller,  Universal Serial Bus is a standard
                          USB Hub, USB Device Controller      designed to simplify connections between
                                                              personal computers and peripheral
                                                              devices, such as printers, digital
                                                              cameras and scanners.
         UTOPIA           DMA UTOPIA Controller and           UTOPIA is a broadband interface widely
                          Simulation Model                    used in Asynchronous Transfer Mode (ATM)
                                                              communications, network processors, and
                                                              DSL chipsets.
          VCI             TymeWare-TM- VCI                    Virtual Component Interface is a standard
                                                              interface that simplifies the
                                                              mix-and-match of semiconductor
                                                              intellectual property. inSilicon's
                                                              TymeWare-TM- VCI enables integration of
                                                              multiple communications standards.

    Customers and Sales. inSilicon focuses its sales efforts in the following areas: direct sales; indirect sales through application specific integrated circuit, or ASIC, manufacturers, software resellers and authorized design centers; and Internet distribution.

    DIRECT SALES. inSilicon maintains a direct worldwide sales network consisting of its own employees and a limited number of sales representatives and field applications engineers. The primary responsibility of the sales force is to secure and maintain direct account relationships with semiconductor and systems companies. It has over 500 customers for which the sales force maintains the relationship. inSilicon documents these relationships with a technology license agreement for the first purchase. For subsequent purchases from existing customers, inSilicon generally obtains a customer purchase order for the desired technology under the terms of the license agreement or an amendment to the license agreement. The sales force is distributed in key geographic areas around the world with employees in the following locations: Atlanta; Austin; Boston; Irvine; San Jose; Geneva, Switzerland; London, England; Munich, Germany; and Tokyo, Japan. In addition, it has a distribution agreement with Phoenix Technologies Ltd. covering Hong Kong, Japan, Korea, Singapore and Taiwan.

    INDIRECT SALES. In addition to the direct sales force, inSilicon also uses the following indirect sales channels:

    - ASIC MANUFACTURERS. Application specific integrated circuit, or ASIC, manufacturers provide customized build-to-order chips to their customers. Several ASIC manufacturers have access to inSilicon's technology and are able to license its products directly to their customers and include its communications technology in their complex semiconductors. inSilicon receives revenues from the ASIC vendors for each of its technologies that is used in a customer chip.

    - SOFTWARE RESELLERS. inSilicon also has a group of software resellers whose primary function is the development and resale of firmware and drivers. These companies perform both licensing and servicing of firmware customers for inSilicon. inSilicon receives revenues from its software resellers for its technologies that they provide to their customers.

    - AUTHORIZED DESIGN CENTERS. inSilicon's authorized design center program provides access to its communications technologies to enable design houses to develop expertise with its semiconductor intellectual property. This encourages design houses to incorporate its semiconductor intellectual property when they design custom semiconductors for their customers. inSilicon receives revenue from customers who are referred to it by its design center partners.

    INTERNET DISTRIBUTION. In addition, inSilicon allows semiconductor designers to download and test, via the Internet, encrypted versions of its technology before committing to any economic arrangement.

    inSilicon has developed a strong customer base among semiconductor and systems companies that use its communications technology to design complex semiconductors. The top ten customers for fiscal 2000, listed alphabetically, excluding related party revenue from Phoenix are as follows: Agilent Technologies, Alchemy, Broadcom, C-Cube, Fujitsu, Hewlett Packard, Hitachi, Intel, Pitney Bowes, and ST Microelectronics.

    Competition. inSilicon is one of the top five merchant IP companies according to an October 2000 report by Dataquest, holding a leading position in the highest volume segment of system-on-a-chip technology. The other top vendors include ARM Holdings, Aware, Inc., MIPS Technologies and Rambus, Inc. The industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. inSilicon's existing competitors include other merchant semiconductor intellectual property (or "SIP") suppliers, such as the Mentor Graphics' Inventra Division, Synopsys, Enthink and VAutomation; and suppliers of application specific integrated circuits, or ASICs, such as LSI Logic, and the ASIC divisions of IBM, Lucent, Toshiba and NEC. inSilicon also competes with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and Hewlett-Packard. In these companies, SIP developed for an individual project sometimes is subject to efforts by inSilicon to re-use the SIP in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix, Sican and the Tality service division of Cadence, also provide competition. These companies generally build a portfolio of internally developed SIP over time and then re-use that SIP as applicable in new service projects in order to gain productivity leverage. For firmware, its primary competitors are in-house research and development departments of system companies and small privately-held companies. As inSilicon introduces new SIP technologies, it will face competition from both existing SIP suppliers and new SIP suppliers that it anticipates will enter the market. inSilicon also may face competition from new suppliers of technologies based on new or emerging standards.

    inSilicon believes that important competitive factors in its market include: performance; functionality; customizability; length of development cycle; price; compatibility with prevailing design methodologies; interoperability with other devices or subsystems; ease of use; reputation for successful designs and installed base; technical service and support; technical training; configurability of technologies for specific designs; and regional sales and technical support.

PHOENIXNET-TM- DIVISION

    The Company's PhoenixNet-TM- division delivers products, services and web destinations to new and existing users of personal computers, Internet Appliances and mobile devices for leading providers worldwide.

    Services. PhoenixNet-TM- services are built into PCs with the Company's BIOS to enable online PC users worldwide to communicate with PhoenixNet-TM-, and to automatically receive ongoing free, customized software services to support PC hardware and software and to turn the PC into a powerful tool for communication, entertainment, education or business. In addition, PhoenixNet-TM-features a graphical launch screen, which displays valuable system information each time a PC is launched--information that previously was not readily available to the average PC user.

    Customers and Sales. The activities of PhoenixNet-TM- are focused on delivering Internet configuration services to PhoenixNet-TM- enabled motherboards. When these motherboards are built into a PC that connects to the Internet, the free configuration services are performed from the PhoenixNet-TM-data center. During fiscal year 2001, the Company will emphasize the delivery of port services and the launch screen. Further, the Company will expand its offerings with an Internet security infrastructure product to be developed in cooperation with its Operating Systems and Tools division. This key strategic offering will allow a reseller to offer a trusted platform. The product will use digital signatures and an online enrollment process to establish device authentication for applications, such as, access control, transaction integrity and content security.

    Four customers, RSA, Advanced Micro Devices Inc., NEC Corporation and Efax, accounted for more than 10% of revenues generated by PhoenixNet-TM- in fiscal 2000.

    Competition. There are many distribution vehicles for the Company's customers to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than the Company.

PRODUCT DEVELOPMENT

    The company's research and development expenditures in fiscal years 2000, 1999 and 1998 was $39.1 million, $39.9 million and $40.5 million, respectively. At November 30, 2000, its research and development group included 436 full-time equivalent persons. The Company's research and development expenditures demonstrate its continuous commitment to maintain and enhance its current product lines, develop new products, maintain technological competitiveness and meet continually changing customer and market requirements. In fiscal 2001, Phoenix plans to maintain its competitive edge without significantly increasing research and development costs.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. At September 30, 2000, the Company had been issued twenty-one patents in the U.S. and had more than sixty-five patent applications in process in the United States Patent and Trademark Office. There can be no assurance that any of these patents would be upheld as valid if challenged.

    The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of value. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works and initiates litigation where appropriate to protect its rights in that intellectual property. The Company licenses the source code for its products to its customers for limited uses. Wide dissemination of its software products makes protection of its proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of its products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

    In recent years, there has been a marked increase in the number of patents applied for and issued with respect to software products. Although the Company believes that its products do not infringe on any copyright or other proprietary rights of third parties, the Company has no assurance that third parties will not obtain, or do not have, intellectual property rights covering features of its products, in which event the Company or its customers might be required to obtain licenses to use such features. If an intellectual property rights holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them.

EMPLOYEES

    As of November 30, 2000, Phoenix employed 673 full-time equivalent persons worldwide, of whom 391 were in research and development and customer engineering, 151 were in sales and marketing, and 131 were in general and administration. Of the 673 total full-time equivalent persons, 14 were contractors. Phoenix's employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

    As of November 30, 2000, inSilicon employed 100 full-time equivalent persons worldwide, of whom 45 were in research and development and customer engineering, 36 were in sales and marketing, and 19 were in general and administration. Of the 100 total full-time equivalent persons, 3 were contractors. inSilicon's employees are not represented by a labor organization, and the Company has never experienced a work stoppage. inSilicon considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

    To Phoenix's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in a facility in San Jose, California, which the Company leases pursuant to a lease agreement expiring in November 2003. This facility also includes its Platform Enabling division, inSilicon and its PhoenixNet-TM- division. In fiscal 1997, the Company entered into a five-year lease agreement for a facility in Irvine, California. The Company also leases smaller office facilities in other locations including:
Norwood, Massachusetts; Beaverton, Oregon; Houston and Austin, Texas; Taipei, Taiwan; Hong Kong and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; and

Munich, Germany. These offices generally provide sales and technical support to its customers. In November 2000, inSilicon relocated its sales and marketing function to a small office facility in San Jose, California under a two-year lease.

    The Company's facilities are near capacity and are fully utilized. The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.  LEGAL PROCEEDINGS

    The Company, from time to time, becomes involved in litigation claims and disputes in the ordinary course of business. There are currently no pending legal proceedings to which either the Company or any of its subsidiaries are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

    The executive officers of the Company, each of whom, with the exception of Wayne C. Cantwell, serves at the discretion of the Board of Directors of Phoenix. Wayne C. Cantwell serves at the discretion of the Board of Directors of inSilicon. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

NAME                               AGE                                POSITION
----                             --------                             --------
Albert E. Sisto................     51      President and Chief Executive Officer

Wayne C. Cantwell..............     35      President and Chief Executive Officer, inSilicon

Steven S. Chan.................     51      Vice President, Engineering,--Operating Systems & Tools
                                            Division

Mitchell D. Dimler.............     42      Vice President, Chief Information Officer

David A. Everett...............     57      Senior Vice President and General Manager, Platform Enabling
                                            Division

John M. Greeley................     53      Senior Vice President, Finance and Chief Financial Officer

Kendall S. Larsen..............     43      Senior Vice President and General Manager, PhoenixNet-TM-
                                            Division

Magda M. Madriz................     48      Vice President, Human Resources

Linda V. Moore.................     54      Vice President, General Counsel and Secretary

BIOGRAPHIES

    Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board in June 1999. He was elected Chairman of the Board in January 2000. Mr. Sisto was formerly Chief Operating Officer of RSA Data Security, Inc. from 1997 to 1999. He served as President, Chairman and CEO of DocuMagix from 1994 to 1997. From 1989 to 1994 Mr. Sisto served as the President and CEO of PixelCraft, Inc. Mr. Sisto also serves on the Board of Directors of Insignia Solutions, Plc., hi/fn, Inc., and Tekgraf, Inc.

    Mr. Cantwell has served as inSilicon's President and Chief Executive Officer since its incorporation in November 1999. Mr. Cantwell held various sales, sales management and general management roles with Phoenix since joining in March 1991, including Senior Vice President and General Manager, Worldwide

Field Operations for Semiconductor IP Division; Vice President and General Manager, Worldwide Field Operations; Vice President, Asia/America Operations and General Manager, Asia Operations. Prior to joining the company, Mr. Cantwell held various roles in sales and engineering at Intel and NEC Technologies. He received a B.S. in Electrical Engineering from DeVry Institute of Technology.

    Mr. Chan became Vice President of Engineering--Operating Systems and Tools Division of the Company in October 2000. He joined Phoenix in October 1999 as Vice President of Engineering, Platform Enabling Division. Mr. Chan has held positions of Director of Applications for Monterey Design Systems from May 1998 to September 1999 and President of AuraVision Corporation from October 1995 to May 1998. Mr. Chan graduated from Worcester Polytechnic Institute with B.S. and M.S. degrees in Electrical Engineering.

    Mr. Dimler joined the Company as Vice President and Chief Information Officer in November 1999. Prior to joining Phoenix, he was Vice President of Architecture & Technology at Transamerica Corporation. From 1996 to 1998,
Mr. Dimler served as Director of Systems Architecture & Object Oriented Development at DIRECTV, and from 1994 to 1996, Mr. Dimler served as Directors of Marketing Information and Technology at International Tours. Mr. Dimler received an M.B.A and B.A. from MidAmerica Nazarene University.

    Mr. Everett rejoined the Company as Senior Vice President and General Manager of the Platform Enabling Division in April 1999. Prior to rejoining the Company, he was CEO of 3D Labs, Inc. In September 1997, he became President and CEO of Dynamic Pictures, Inc. In January 1996, he joined the Company as Vice President, Worldwide Field Operations. Through December 1995, Mr. Everett worked for SyQuest Technology as Executive Vice President, Sales and Marketing. He also worked for Wyse Technology as Senior Vice President, Sales and Corporate Marketing. Mr. Everett earned a B.A. in Business from Michigan State University.

    Mr. Greeley joined the Company as Senior Vice President of Finance and Chief Financial Officer in May 2000. From April 1999 to May 2000, he was Chief Operating and Financial Officer of Leasing Solutions, Inc. Mr. Greeley spent over sixteen years at GE Capital Corporation in various finance and general management positions. While at GE Capital, Mr. Greeley served as President of Telecom Financial Services, a wholly owned subsidiary of GE Capital specializing in the financing of telecom and data networks, from September 1996 to April 1999. From June 1994 to September 1996, he was President of NTFC Capital, acquired by GE Capital and supported Northern Telecom and its distributors. He started his career in New York City with PricewaterhouseCoopers LLP, and is a CPA. Mr. Greeley is a graduate of St. John's University with a B.S. in accounting and an M.B.A. in Finance.

    Mr. Larsen joined the Company as Senior Vice President and General Manager of the PhoenixNet-TM- Division in October 2000. He joined Phoenix from RSA Security, Inc. where he was most recently Senior Vice President of Worldwide Alliances and OEM Sales from May 1998 to October 2000. Prior to joining RSA, Mr. Larsen was Vice President of International Sales and Vice President of Worldwide Sales at Ramp Networks from September 1996 to April 1998. From January 1994 to August 1996, he was Managing Director of the Americas for General Magic. He has also served as Director of National Accounts, Director of OEM Sales, and Director of the western area for Novell, Inc., and he has held various management sales positions at IBM and Xerox Corporation. Mr. Larsen holds a B.S. degree in Economics from the University of Utah.

    Ms. Madriz came to Phoenix from Xicor, Inc. in October 2000. She joined Xicor, Inc. in 1984 as Director of Human Resources, and was promoted to Vice President in 1990. In addition to her responsibilities as the senior executive for Human Resources, she also assumed responsibility for Safety and Environmental Compliance. Prior to Xicor, Ms. Madriz served as Division Senior HR Manager for Atari, Inc. from 1980 to 1984. She has also worked for Dysan Corporation, and Federated Department Stores in various HR capacities. She serves as an appointed Commissioner for The City of San Jose since

1994, and is on the Board of several non-profit organizations. Ms. Madriz earned a B.A. degree in Business Administration from the University of Pavia, Italy.

    Ms. Moore joined the Company in November 1999. Prior to joining the Company she was Vice President and General Counsel of NHancement Technologies, Inc., a distributor of computer-telephony products based in Fremont, California from 1998 to 1999. From 1989 to 1998, she served as General Counsel and Secretary of Jabil Circuit, Inc., an electronics contract manufacturer headquartered in St. Petersburg, Florida. She has also served as a consultant to Internet start-ups and has 6 years experience in equipment leasing. Ms. Moore received a BA from the University of Michigan, an M.A. from Eastern Michigan University and a J.D. from Detroit College of Law at Michigan State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASDAQ National Market under the symbol PTEC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as quoted by the Nasdaq National Market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED SEPTEMBER 30, 2000:
  Fourth quarter............................................   $20.50     $14.44
  Third quarter.............................................    21.50      12.38
  Second quarter............................................    30.25      13.38
  First quarter.............................................    18.13       8.63

YEAR ENDED SEPTEMBER 30, 1999:
  Fourth quarter............................................   $18.00     $ 9.75
  Third quarter.............................................    18.19       7.25
  Second quarter............................................     9.50       7.25
  First quarter.............................................     8.69       5.00

    The Company had 253 shareholders of record as of November 30, 2000. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and do not anticipate paying any dividends in the foreseeable future. In addition, inSilicon's line of credit agreement restricts the payment of cash dividends. See Note 14 to the Consolidated Financial Statements included herein for the terms of exercise of stock options and warrants to purchase shares of common stock.

    160,784 shares of our common stock were issued to our employees who purchased shares under our 1991 Employee Stock Purchase Plan. We issued 89,176 shares of our common stock on May 31, 2000, at a purchase price of $11.9531 per share and 71,608 shares of our common stock on November 30, 2000 at a purchase price of $12.1125 per share.

    From August 27, 1999 to November 30, 2000, our employees, directors and consultants purchased shares of our common stock by exercising options granted under our 1999 Stock Plan. As of November 30, 2000, 352,236 shares have been purchased, at prices ranging from $0.01 to $15.8125

    We may have had an exemption from registration for the shares issued under our 1991 Employee Stock Purchase Plan and our 1999 Stock Plan. Those shares may be subject to rescission, and we may make a rescission offer to the holders of those shares. Under such a rescission offer, we may be required to make an aggregate payment of approximately $4,250,340 plus interest from the date each share was purchased. There is no assurance that we will not otherwise be subject to possible penalties or fines relating to these issuances. We believe that the rescission offer could provide the Company with defenses to future claims.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data below include business combinations described in
Note 8 of the Notes to Consolidated Financial Statements, included herein. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 2000 and 1999. This information was derived from its unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with its annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

SELECTED ANNUAL CONSOLIDATED DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
Revenue:
  License fees............................  $125,817   $103,326   $100,344   $ 89,884   $ 75,366
  Services................................    18,568     22,500     22,541     15,612     10,841
                                            --------   --------   --------   --------   --------
      Total revenue.......................   144,385    125,826    122,885    105,496     86,207
Gross margin..............................   122,922     97,506     98,833     86,857     70,485
Merger, acquisition and restructuring
  charges.................................     1,270     14,454     14,730         --        889
Income (loss) from operations.............    26,825     (4,661)      (431)    16,407     14,637
Income from continuing operations.........    20,902      1,804        722     20,335     11,932
Net income................................    20,902      1,804        722     20,335     15,684
Diluted earnings per share:
  Income from continuing operations.......  $   0.77   $   0.07   $   0.03   $   0.74   $   0.48
  Net income..............................  $   0.77   $   0.07   $   0.03   $   0.74   $   0.63

                                                     FOR THE YEARS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
Cash and short-term investments...........  $107,718   $ 55,592   $ 71,297   $ 72,168   $ 80,287
Working capital...........................   124,532     52,929     77,143     96,383     87,328
Total assets..............................   198,760    141,998    159,102    163,192    141,959
Long-term obligations.....................     1,449      1,546      1,428        530        155
Long-term deferred tax liabilities........     3,865         --      2,618      7,159      8,561
Stockholders' equity......................   148,300     98,922    125,336    133,539    114,668
Cash dividends declared per common
  share...................................        --         --         --         --         --

SELECTED UNAUDITED QUARTERLY CONSOLIDATED DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 FISCAL 2000, QUARTERS ENDED
                                                          -----------------------------------------
                                                           DEC 31     MAR 31     JUN 30     SEP 30
                                                          --------   --------   --------   --------
Revenue.................................................  $32,371    $34,725    $36,503    $40,786
Gross margin............................................   26,557     29,475     30,308     36,582
Merger, acquisition and restructuring charges...........       --         --         --      1,270
Income from operations..................................    3,505      6,528      7,226      9,566
Net income..............................................    2,749      5,007      5,852      7,294
Earnings per share--basic...............................  $  0.11    $  0.20    $  0.23    $  0.28
Earnings per share--diluted.............................  $  0.10    $  0.17    $  0.21    $  0.26

                                                                 FISCAL 1999, QUARTERS ENDED
                                                          -----------------------------------------
                                                           DEC 31     MAR 31     JUN 30     SEP 30
                                                          --------   --------   --------   --------
Revenue.................................................  $30,541    $31,560    $31,314    $32,411
Gross margin............................................   24,241     25,516     25,064     22,685
Merger, acquisition and restructuring charges...........    1,944         --      2,532      9,978
Income (loss) from operations...........................       97      4,657         91     (9,506)
Net income (loss).......................................      902      3,584      3,209     (5,891)
Earnings (loss) per share--basic........................  $  0.03    $  0.13    $  0.12    ($ 0.24)
Earnings (loss) per share--diluted......................  $  0.03    $  0.13    $  0.11    ($ 0.24)

    On March 27, 2000, the Company's majority-owned subsidiary, inSilicon, closed its initial public offering of 3.5 million shares. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million. The principal purpose of the offering was to increase inSilicon's equity capital, to create a public market for its common stock, to facilitate future access to public equity markets, to improve the effectiveness of its stock option plan in attracting and retaining key employees, to provide liquidity to the Company and to provide increased visibility of inSilicon in the marketplace. The Company owns approximately 73.6% of inSilicon's common stock.

    In September 1998, the Company completed the acquisition of Sand, a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). These ASICs are used to connect computers and peripheral devices using PCI, AGP, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of its common stock, stock options to purchase approximately 264,000 shares of its common stock (in exchange for Sand stock options), and up to $3.7 million payable through fiscal 2001, subject to the achievement of certain performance objectives. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Sand subsequent to the date of acquisition have been included in its consolidated results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Phoenix is a global leader in system-enabling software solutions for PCs and connected digital devices. Our software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives.

    The global electronics industry is characterized by rapid technology changes, including increasing processor speeds, hardware miniaturization/portability, and new and improved ways to connect devices (including the Internet). As these rapid changes evolve, computing hardware manufacturers and software developers seek to rapidly bring products to market that incorporate the latest features and functionality. The Company believes that its products and services enable manufacturers of PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly and hence increase competitiveness.

    The Company's operations include the following:

    PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, Internet appliances, embedded systems, and other connected digital devices. The Platform Enabling's BIOS products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

    INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called system-on-a-chip that is critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to over 500 customers that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

    PHOENIXNET-TM-: Provides PC users worldwide with a solution to configure their web browsers and desktops, directs users to web destinations and offers software download tools through a graphical launch screen, and provides the licensing of machine profile data. In fiscal year 2001, PhoenixNet-TM- is focusing on an Internet security infrastructure product.

    On March 27, 2000, the Company's majority-owned subsidiary, inSilicon, closed its initial public offering of 3.5 million shares. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million. The principal purpose of the offering was to increase inSilicon's equity capital, to create a public market for its common stock, to facilitate future access to public equity markets, to improve the effectiveness of its stock option plan in attracting and retaining key employees, to provide liquidity to the Company and to provide increased visibility of inSilicon in the marketplace. On September 30, 2000, the Company owned approximately 73.6% of inSilicon's common stock.

    In September 1998, Award Software International, Inc. ("Award") was merged with a majority-owned subsidiary of Phoenix. Award was a leading provider of system enabling and management software that includes a suite of BIOS products for designers and manufacturers of motherboards, PC systems and other microprocessor-based (or embedded) devices. In the merger, each share of Award common stock was exchanged for 1.225 shares of its common stock (an aggregate of approximately 8.8 million shares of its common stock). In addition, outstanding Award employee stock options and warrants were converted at the same exchange ratio into options and warrants to purchase approximately 2.3 million and
0.5 million shares of its common stock, respectively. The transaction was accounted for as a pooling of interests for financial reporting purposes, and was structured to qualify as a tax-free reorganization. All prior period financial statements have been restated as if the merger took place at the beginning of such periods.

    Also in September 1998, the Company completed the acquisition of Sand Microelectronics ("Sand"), a supplier of synthesizable cores for the computer industry. Synthesizable cores are pre-packaged circuit descriptions used as building blocks for system-level application specific integrated circuits ("ASICs"). These ASICs are used to connect computers and peripheral devices using PCI, AGP, USB, IEEE 1394, IrDA and other emerging industry standard protocols. The purchase price consisted of $18.6 million in cash, 464,000 shares of its common stock, stock options to purchase approximately 264,000 shares of its common stock (in exchange for Sand stock options), and an earn-out agreement of up to $3.7 million payable through fiscal 2001, subject to the achievement of certain performance objectives. Under the terms of the earn-out agreement, the selling stockholders may earn additional purchase price consideration for each of the three years ending September 30, 2001, contingent upon the financial performance of inSilicon. The maximum contingent consideration is $3.7 million, of which approximately $1.6 million represents minimum anticipated payments that were recorded as accrued merger costs. Future payments are due subsequent to the end of each of the three fiscal years ending September 2001, and payments in excess of amounts accrued, if any, will be recorded as additional goodwill and amortized over the remaining life of the original goodwill recorded. Approximately $800,000 was earned in fiscal year 2000 and is scheduled to be paid in the first quarter of fiscal 2001. Approximately $867,000 was earned in fiscal year 1999 and paid in fiscal year 2000. The acquisition was accounted for using the purchase method of accounting, and the results of operations of Sand subsequent to the date of acquisition have been included in its consolidated results of operations.

RESULTS OF OPERATIONS

    The following table includes Consolidated Statement of Operations data for the years ended September 30, 2000, 1999 and 1998, as a percentage of total revenue:

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  License fees..............................................     87%        82%        82%
  Services..................................................     13         18         18
                                                                ---        ---        ---
    Total revenue...........................................    100        100        100
Cost of revenue:
  License fees..............................................      2          6          7
  Services..................................................     12         15         13
  Amortization of purchased technology......................      1          2         --
                                                                ---        ---        ---
    Total cost of revenue...................................     15         23         20
                                                                ---        ---        ---
Gross margin................................................     85         77         80
Operating expenses:
  Research and development..................................     27         32         33
  Sales and marketing.......................................     23         23         22
  General and administrative................................     14         13         13
  Amortization of goodwill and acquired intangible assets...      2          2         --
  Stock-based compensation..................................     --         --         --
  Merger, acquisition and restructuring charges.............      1         11         12
                                                                ---        ---        ---
    Total operating expenses................................     67         81         80
                                                                ---        ---        ---
Income (loss) from operations...............................     18         (4)        --
Interest income, net........................................      3          3          4
Other income, net...........................................     --          3          1
                                                                ---        ---        ---
Income before income taxes..................................     21          2          5
Provision for income taxes..................................      7          1          4
                                                                ---        ---        ---
Net income..................................................     14%         1%         1%
                                                                ===        ===        ===

REVENUE

    The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by segment for the three years ended September 30, 2000, 1999 and 1998 were as follows (DOLLARS IN THOUSANDS):

                                              AMOUNT                    % CHANGE           % OF CONSOLIDATED REVENUE
                                  ------------------------------   -------------------   ------------------------------
                                    2000       1999       1998       2000       1999       2000       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
Platform Enabling...............  $119,396   $106,872   $114,093     12%        -6.3%     82.7%       84.9%      92.8%
inSilicon.......................    25,428     18,954      8,792     34%       115.6%     17.6%       15.1%       7.2%
PhoenixNet-TM-..................     1,107         --         --     n/a          n/a      0.8%          --         --
Intercompany eliminations.......    (1,546)        --         --     n/a          n/a     -1.1%          --         --
                                  --------   --------   --------                          -----      ------     ------
Total revenue...................  $144,385   $125,826   $122,885     15%         2.4%      100%      100.0%     100.0%
                                  ========   ========   ========                          =====      ======     ======

    In the fourth quarter of fiscal 2000, the Company recorded $9 million of revenues from two OEM customers relating to volume royalty license agreements. These agreements were non refundable and due and payable within 30 days. Those amounts were collected within the 30-day period. These two customers previously purchased on a monthly royalty basis. As a result of the change in these customers' buying strategies, revenues from these two customers are expected to resume in the second half of the fiscal year 2001. The Company will derive future revenues throughout fiscal year 2001 from existing and new customers as well as existing and new products. The amount of future revenues cannot be quantified at this time.

    inSilicon revenue increased due to the greater market acceptance of semiconductor intellectual property, the increased acceptance of re-use licenses of semiconductor intellectual property to existing customers, and increased service revenue due to increased maintenance revenue from inSilicon's growing installed base of customers. Comparison of PhoenixNet-TM- revenues in fiscal 2000 to the fiscal 1999 is not applicable, since PhoenixNet first generated revenues in the second quarter of fiscal 2000.

    Platform Enabling revenue decreased by $7.2 million (or 6%) in fiscal 1999 due to declines in average selling prices due to PC price declines, the loss of a significant North American customer due to acquisition and the discontinuation of the PICO and PC Enhancing Division and some of its products. PICO and PC Enhancing Division provided system software and services for PCs and industrial, hand-held and consumer information appliances based on the Intel x86 and UNIX architectures. inSilicon revenue increased by $10.2 million (or 116%) in fiscal 1999 due to the acquisition of Sand and the continued demand for outsourced circuit IP.

    Revenue by geographic region for the three years ended September 30, 2000, 1999 and 1998 was as follows (DOLLARS IN THOUSANDS):

                                      AMOUNT OF REVENUE               % CHANGE           % OF CONSOLIDATED REVENUE
                                ------------------------------   -------------------   ------------------------------
                                  2000       1999       1998       2000       1999       2000       1999       1998
                                --------   --------   --------   --------   --------   --------   --------   --------
North America.................  $ 41,121   $ 40,907   $ 49,021       1%      -16.6%      28.5%      32.5%      39.9%
Asia..........................    93,808     73,423     62,209      28%       18.0%      65.0%      58.4%      50.6%
Europe........................     9,456     11,496     11,655     -18%       -1.4%       6.5%       9.1%       9.5%
                                --------   --------   --------                          ------     ------     ------
Total revenue.................  $144,385   $125,826   $122,885      15%        2.4%     100.0%     100.0%     100.0%
                                ========   ========   ========                          ======     ======     ======

    In fiscal 2000, Asian revenue increased while North American revenue remained relatively flat and European revenue decreased. This was due primarily to the outsourcing of system design and manufacturing to Asian PC and motherboard manufacturers, inSilicon's release of their USB 2.0 Controller, growth in Japan PC shipments in the Platform Enabling segment, and a shift in revenue from the European market to the Asian market. Asian revenue in fiscal 2000 increased despite lower average selling prices of its BIOS products than in fiscal 1999 partly due to a recent shift in demand for personal computers from desktop to notebook computers. In fiscal 1999, U. S. and European revenue declined while Asian revenue increased primarily due to the increased insourcing by U. S. and European PC OEMs of systems and to increased Japan PC shipments.

    One customer, Fujitsu, accounted for 19%, 11% and 11% of revenue in fiscal 2000, 1999 and 1998 respectively. No other customer accounted for more than 10% of revenue in fiscal 2000, 1999 or 1998.

    Service revenue decreased $3.9 million (or 17.5%) in fiscal 2000 primarily due to the market shift within the Platform Enabling segment to Asia where a higher proportion of total revenues has historically been generated from license fees, the timing of new processor chip releases from semiconductor chip manufacturers and the shift toward recurring license revenues versus non-recurring service revenues, partially offset by increases in inSilicon's service revenues due to increased maintenance revenue generated from inSilicon's growing installed base of customers. Service revenue was unchanged at 18% of revenue in fiscal 1999 and 1998.

GROSS MARGIN

    Gross margin as a percentage of revenue was 85%, 77% and 80% for fiscal 2000, 1999 and 1998, respectively. Included in the costs of revenue was $1.3 million and $2.1 million of amortization of purchased technologies from Sand for fiscal 2000 and 1999. Also included in the costs of revenue in fiscal 2000 and 1999 was a reversal of $1.9 million of previous year's Year 2000 ("Y2K") support cost and $3.2 million of Y2K support cost. For fiscal 2000, 1999 and 1998, gross margin as a percentage of revenue before the amortization of purchased technology and Y2K support costs (reversal of Y2K support costs) was 85%, 82% and 80%, respectively. The increase in gross margin in fiscal 2000 from fiscal 1999 was due to an increase in license revenues from the Platform Enabling division and inSilicon, especially in Asia, as discussed above. The increase in gross margin in fiscal 1999 from fiscal 1998 was attributable to an increase in inSilicon revenue discussed above. License fee gross margin as a percentage of license fee revenue was 98%, 92% and 92% in fiscal 2000, 1999 and 1998, respectively. Service gross margin as a percentage of revenue was 8%, 19% and 28% in fiscal 2000, 1999 and 1998, respectively. Amortization of capitalized software development costs charged to cost of revenue in fiscal 2000, 1999 and 1998, was $2.5 million, $4.8 million and $4.3 million, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $39.1 million, $39.9 million and $40.5 million in fiscal 2000, 1999 and 1998, respectively. As a percentage of revenue, these expenses represented 27%, 32% and 33%, respectively. In fiscal 2000, research and development expenses decreased $0.8 million (or 2%) due to the improvement of product and resource management resulting in lower headcount and the movement of research and development centers to Asia and Japan where costs are lower partially offset by an increase in variable compensation due to the attainment of increased revenue. In fiscal 1999, research and development expenses decreased $0.6 million (or 1%) due to decreased personnel resulting from the consolidation of operations between the Company and Award and reductions in development spending on PICO and PC Enhancing products.

    The Company capitalized approximately $1.4 million, $2.4 million and $5.2 million of internal software development costs in fiscal 2000, 1999 and 1998, respectively. These decreases were due to a higher proportion of costs being incurred on non-capitalizable projects.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses were $33.1 million, $29.0 million and $27.8 million in fiscal 2000, 1999 and 1998, respectively. As a percentage of revenue, these expenses represented 23% in fiscal 2000 and 1999, and 22% in fiscal 1998. In fiscal 2000, sales and marketing expenses increased
$4.0 million (or 14%)
due primarily to an increase in variable compensation due to the attainment of increased revenue, costs related to sales meetings and an increase in outsourcing of non-recurring engineering work. In fiscal 1999, sales and marketing expenses increased $1.2 million (or 4%) due to increased branding and marketing activities associated with the establishment of the PhoenixNet-TM-Division. Management has made a conscious effort to increase sales and marketing efforts through the reallocation of resources.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were approximately $19.7 million, $16.3 million and $16.1 million in fiscal 2000, 1999, and 1998, respectively, and represented 14%, 13% and 13% of total revenue, respectively. The cost increase in fiscal 2000 was primarily due to increases in personnel, especially in the PhoenixNet-TM- segment and inSilicon, and increased variable compensation due to higher profitability.

MERGER, ACQUISITION AND RESTRUCTURING COSTS

    Merger, acquisition and restructuring charges during the years ended September 30, 2000, 1999, and 1998, were as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Out-of-pocket merger and acquisition costs........   $   --    $    --    $ 5,677
Severance and other exit costs....................    1,270      7,108      3,434
Asset write-offs..................................       --      7,346      1,369
In-process research and development...............       --         --      4,250
                                                     ------    -------    -------
                                                     $1,270    $14,454    $14,730
                                                     ======    =======    =======

    2000 CHARGES

    In the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations have been completed as of September 30, 2000.

    Approximately $0.2 million of the fiscal 1999 restructuring charges were unpaid as of September 30, 2000, which will be paid through fiscal 2008.

    1999 CHARGES

    The charges in fiscal 1999 were related to realigning the business into three operating divisions, the consolidation of certain facilities and operations, and steps to integrate Award and Sand.

    Included in the fourth quarter of fiscal 1999 was a restructuring charge of $10.0 million associated with streamlining certain operations, facilities consolidations (including closing the office in the United Kingdom), and discontinuing or de-emphasizing certain products of inSilicon. The restructuring plan included $3.6 million in severance benefits associated with the elimination of approximately 54 positions in engineering, sales, marketing, and administration from various product divisions, field operations including field engineering and sales, and management (primarily in the United Kingdom and North America), $5.7 million of asset write-offs (mostly capitalized software of the inSilicon division), $0.6 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. The Company also reversed $0.8 million of severance charges from prior restructuring plans as a result of the decision to retain certain positions. Of the 54 terminations, all had been completed as of September 30, 2000.

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

    Out-of-pocket merger and acquisition costs of $5.7 million in fiscal 1998 include legal, accounting and investment banking fees associated with the acquisition of Award. Asset write-offs of $3.4 million include the carrying value of assets that were determined to be redundant as a result of either merger or restructuring activities. As of September 30, 2000, substantially all fiscal 1998 restructuring charges have been paid.

    The in-process research and development charge in fiscal 1998 was an allocation of a portion of the purchase price for Sand for projects that were not yet capitalizable under the provisions of Statement of Financial Accounting Standards No. 86, "COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED." The allocation was based upon an independent appraisal. The appraised value was determined by estimating the future net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate applied includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. If these projects are not successfully developed, future revenue and profitability of its Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

STOCK-BASED COMPENSATION

    The stock-based compensation charges in fiscal 2000 were mostly due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

INTEREST AND OTHER INCOME, NET

    Net interest income is primarily derived from cash, short- and long-term investments and marketable securities. The income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned in fiscal 2000 was approximately 4.7%. In addition, certain trade balances are denominated in foreign currencies, and therefore are subject to fluctuations in foreign currency exchange rates.

    Net interest income was $4.4 million, $3.4 million and $4.7 million in fiscal 2000, 1999 and 1998, respectively, of which $1.2 million in 2000 was inSilicon interest. The increase in fiscal 2000 was primarily due to interest received on higher cash balances as a result of proceeds inSilicon received from the initial public offering of inSilicon stock. The decrease in fiscal 1999 was primarily due to the decrease in the average cash balances available for investment as a result of cash payments related to the acquisition of Sand and stock repurchases.

    Net other income decreased from $4.0 million in fiscal 1999 to ($0.4 million) in fiscal 2000 and increased from $1.5 million in fiscal 1998 to $4.0 million in 1999, mainly due to the sale of additional shares of Xionics Document Technologies, Inc. ("Xionics") common stock. The Company recorded a gain of $4.0 million on the sale of 1,048,881 shares (all of its remaining ownership interest) of Xionics common stock in fiscal 1999, as compared to a gain of $1.5 million on the sale of 156,500 shares of Xionics common stock in fiscal 1998.

PROVISION FOR INCOME TAXES

    The Company recorded income tax provisions of $9.8 million, $0.9 million and $5.0 million in fiscal 2000, 1999 and 1998, respectively. Excluding non-deductible in-process research and development and transaction costs related to the acquisitions of Award and Sand in fiscal 1998, its effective tax rate was 32% in fiscal 2000, 1999 and 1998. The Company's effective tax rate (excluding non-deductible acquisition charges and transaction costs) has been lower than the statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions. inSilicon is not consolidated for income tax purposes, as the Company owns less than 80% of the voting stock issued and outstanding as of September 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company will be required to adopt for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material impact on its financial condition or results of operations.

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

FLUCTUATIONS IN OPERATING RESULTS

    The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated data for fiscal 2000 and 1999. This information was derived from its unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with its annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

    The Company's future operating results may vary substantially from period to period. The timing and amount of its license fees are subject to a number of factors that make estimating revenue and operating results prior to the end of a quarter uncertain. While the Company receives recurring revenue on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, the Company has experienced a pattern of recording 50% or more of its quarterly revenue in the third month of the quarter. The Company has historically monitored its revenue bookings through regular, periodic worldwide forecast reviews within the quarter. These reviews keep management informed of areas where additional selling efforts may be needed in order to meet the internal plans and market expectations. There can be no assurances that this process will result in its meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the year. As a result, if revenue were less than planned in any period while expense levels remain relatively fixed, its operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

BUSINESS RISKS

    The additional following factors should be considered carefully when evaluating its Company and its business.

PRODUCT DEVELOPMENT

    The Company's long-term success will depend on its ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that the Company will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenue generated from the sale of such products. The Company has, from time to time, experienced such delays. The Company's software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products depends on acceptance of e-commerce and adoption of digital devices.

PROTECTION OF INTELLECTUAL PROPERTY

    The Company relies on a combination of patent, trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to its technology. In addition, copyright and trade secret protection for its products may be unavailable or unreliable in certain foreign countries. The Company has been issued twenty-one patents with respect to its current product offerings and has more than sixty-five patent applications pending with respect to certain of the products the Company markets. The Company maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that its engineers will be able to develop technologies capable of being patented. As the number of software patents increases, the Company believes that software developers may become increasingly subject to infringement claims.

    There can be no assurance that a third party will not assert that its patents or other proprietary rights are violated by products offered by it. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, can trigger indemnity obligations owed by it to third parties, and may have an adverse effect on its business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against it, or its customers, and regardless of whether such claims have merit, could also have an adverse effect on its business, results of operations and financial condition.

IMPORTANCE OF MICROSOFT AND INTEL

    For a number of years, the Company has worked closely with leading software and semiconductor companies in developing standards for the PC industry. The Company remains optimistic regarding relationships with these industry leaders. However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with its product plans and marketing strategies. Action by such companies may adversely impact its business and results of operations. Presently, there is little overlap or conflict in the Company's product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. These leading software and semiconductor companies, in their endeavors to add value, incorporate features or functions provided by the Company either in the silicon or in the operating system. Therefore, the Company must continually create new features and functions to sustain, as well as increase, its software's added value to OEMs. There can be no assurances that the Company will be successful in these efforts.

ATTRACTION AND RETENTION OF KEY PERSONNEL

    The Company's ability to achieve its revenue and operating performance objectives will depend in large part on its ability to attract and retain technically qualified engineering, sales, marketing and finance personnel. In particular, approximately 50% to 60% of its employees are involved in engineering efforts. Semiconductor SIP and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all three operating segments. Accordingly, failure to attract, retain and grow its research and development teams could adversely affect its business and operating results. All of its executive officers and key personnel are employees at-will. The Company might not be able to execute its business plan if the Company were to lose the services of any of its key personnel. Several of its executives and other employees joined the Company only recently and have had only a limited time to work together. The Company's management team might not be able to work effectively together or with the rest of its employees to develop its technology and manage its continuing operations.

DEPENDENCE ON KEY CUSTOMERS; CONCENTRATION OF CREDIT RISK

    The loss of any key customer and its inability to replace revenue provided by a key customer may have a material adverse effect on its business and financial condition. The Company's customer base includes large OEMs in the PC, semiconductor and Internet markets, large Internet portals and motherboard manufacturers. As a result, the Company maintains individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, the Company's operating results could be adversely affected. As of September 30, 2000, its largest receivable balance from any one customer represented approximately 18% of total accounts receivable.

COMPETITION

    The market for its BIOS products is very competitive, resulting in downward pricing pressure. In marketing its BIOS products, the Company competes primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than ours. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, International Business Machines Corporation and Toshiba Corporation. The Company also competes for system software business with other independent suppliers, ranging from small, privately held companies to Acer Softech, a division of Acer Labs, a major Taiwan chip and motherboard supplier. There can be no assurance that the Company will continue to compete successfully with its current competitors or potential new competitors. There can be no assurance that intense competition in the industry and particular actions of its competitors will not have an adverse effect on its business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, the Company expects that prices on many of its products may decrease in the future and that such price decreases could have an adverse impact on its results of operations or financial condition.

    The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. The Company's existing competitors include other merchant SIP suppliers, such as the Mentor Graphics' Inventra Division, Synopsys, VAutomation and Zayante; suppliers of ASIC semiconductors, such as LSI Logic, and the ASIC divisions of IBM Microelectronics, Lucent, Toshiba and NEC; and to a lesser degree suppliers of Field Programmable Gate Array, or FPGA, semiconductors, such as Altera, Xilinx, Actel and Quicklogic. The Company also competes with the internal development organizations of large, vertically integrated semiconductor and systems companies, such as Intel, Motorola, Cisco and HP. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principle business is providing design services as work-for-hire, such as Intrinsix, Sican, and Tality also provide competition.

    In the Internet business, there are many distribution vehicles for its partners to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than the Company.

INTERNATIONAL SALES AND ACTIVITIES

    Revenue derived from the international operations of its Platform Enabling Division comprises a majority of total revenue. There can be no assurances that the Company will not experience significant fluctuations in international revenue. While the major portion of its license fee or royalty contracts are U.S. dollar denominated, the Company is entering into an increasing number of contracts denominated in local currencies. The Company has sales and engineering offices in Germany, Japan, Korea and Taiwan and uses a software engineering firm in India. The Company's operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

VOLATILE MARKET FOR PHOENIX STOCK

    The market for its stock is highly volatile. The trading price of its common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by the Company or its competitors, changes in its or its competitors' product mix or product direction, changes in its revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which the Company may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, companies with which the Company competes or relating to it specifically could have an immediate and adverse effect on the market price of its stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and that have often been unrelated to the operating performance of these companies.

CERTAIN ANTI-TAKEOVER EFFECT

    The Company's Certificate of Incorporation, Bylaws and Stockholder Rights Plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three-year terms. In addition, in connection with the February 1996 sale of shares representing 6% of its outstanding common stock and of a warrant to purchase an additional 7% of the Company's then outstanding stocks, the Company granted Intel Corporation certain rights in the event of solicited or unsolicited offers to acquire the Company.

RAPID CHANGE WITH THE INTERNET

    Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, potential tax or other government regulation, may affect the use of the Internet as a medium to distribute or support its software products and the functionality of some of its products. If the Company is unsuccessful in timely assimilating changes in the Internet environment in its business operations and product development efforts, its future net revenue and operating results could be adversely affected.

BUSINESS DISRUPTIONS

    While the Company has not been the target of software viruses specifically designed to impede the performance of its products, such viruses could be created and deployed against its products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate its network security or the security of its web sites from time to time. A hacker who penetrates its network or web sites could misappropriate proprietary information or cause interruptions of its services. The Company might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    Our primary sources of liquidity include cash, cash equivalents and short-term investments. Phoenix reported $55.0 million consolidated cash in fiscal 2000, of which $10.8 million was restricted and owned by inSilicon. The Company believes that current cash, short-term investment balances and cash flow from operations will be sufficient to meet its operating and capital requirements on a short-term and long-term basis. In the second quarter of fiscal 2000, inSilicon raised net proceeds of approximately $37.0 million from its initial public offering. In addition, inSilicon has a $5 million revolving line of credit with a commercial bank that expires in January 2001. There were no borrowings outstanding under the credit facility at September 30, 2000.

    In fiscal 2000, the Board of Directors authorized a program to repurchase up to $30 million worth of outstanding shares of common stock over a 24-month period. In fiscal 2000, the company repurchased a total of 836,000 shares at a cost of approximately $14.5 million under the 2000 repurchase program. The company also repurchased 175,000 shares at a cost of approximately
$34.1 million and completed the 1999 repurchase program in first quarter of fiscal 2000. The Company has repurchased an additional 810,000 shares during the first two months of fiscal 2001 at a cost of $12.1 million.

    In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased 3.3 million shares during fiscal 1999 at a total aggregate cost of $34.1 million. The programs were completed in first quarter of 2000.

CHANGES IN FINANCIAL CONDITION

    Phoenix reported $55.0 million consolidated cash in fiscal 2000, of which $10.8 million was restricted and owned by inSilicon. Net cash generated from operating activities during fiscal 2000 was $11.0 million, consisting primarily of $20.9 million of net income, adjusted for non-cash items, partially offset by increases in accounts receivable, other current assets and other assets and decreases in payroll, other accrued liabilities and income taxes payable. Net cash used in investing activities in fiscal 2000 was $18.5 million, consisting primarily of $13.3 million of net purchases of short-term and long-term investments, $4.8 million in purchases of property and equipment and $0.4 million in additions to computer software costs. Net cash provided by financing activities during fiscal 2000 was $36.6 million, consisting of approximately $37.0 million generated from the initial public offering of inSilicon common stock, $19.9 million generated from the exercise of common stock options and the issuance of stock under the Company's and inSilicon's employee stock purchase plans, partially offset by $20.3 million of cash used to repurchase the Company's common stock.

    Net cash generated from operating activities during fiscal 1999 was $21.6 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $13.7 million, which consisted primarily of $6.2 million of net purchases of short-term and long-term investments and marketable securities, $5.0 million in purchases of property and equipment, and $2.4 million in addition to computer software costs. Cash used for financing activities during fiscal 1999 was $28.3 million, consisting primarily of $34.1 million to repurchase its common stock, partially offset by $5.8 million generated from the exercise of common stock options and the issuance of stock under its employee stock purchase plan.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company was exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

INTEREST RATE RISK

    The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company's investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, its future investment income may fall short of expectations, or the

Company may suffer a loss in principal if it is forced to sell securities, which have declined in market value due to changes in interest rates. The Company has the ability to hold its fixed income investments until maturity and, therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its short-term investment portfolio.

FOREIGN CURRENCY RISK

    International revenues from its foreign subsidiaries were 71%, 67% and 60% of total revenues in fiscal 2000, 1999 and 1998, respectively. International sales are primarily from its foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, its future results could be materially adversely impacted by changes in these or other factors. The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to its foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. A hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2000 market rates would decrease/ increase net income by $0.6 million.

INVESTMENT RISK

    The Company invests in equity instruments of privately held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, its policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. If certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings in the future, then they are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments. The Company also invests in publicly traded equity securities that are subject to market price volatility. Equity security price fluctuations of plus or minus 15 percent would have had a $0.7 million impact on the value of these securities in fiscal 2000. Equity security price fluctuations of plus or minus 50 percent would have had a $2.2 million impact on the value of these securities in fiscal 2000.

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

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to its Company's directors will be contained in its definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference. The information required by this item with respect to its executive officers is contained in Part I in the section captioned, "EXECUTIVE COMPENSATION."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Index to Consolidated Financial Statements

    The following Consolidated Financial Statements of its Company and its subsidiaries are filed as part of this report on Form 10-K:

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........      34
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................      35
Consolidated Statements of Income for the years ended
  September 30, 2000, 1999, and 1998........................      36
Consolidated Statements of Stockholders' Equity for the
  years ended September 30, 2000, 1999, and 1998............      37
Consolidated Statements of Cash Flows for the years ended
  September 30, 2000, 1999, and 1998........................   38-39
Notes to Consolidated Financial Statements..................      40

    2. Consolidated Financial Statement Schedules

    Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

    3. See Item 14(c)

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the year ended September 30, 2000.

    (c) Exhibits

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

   10.59                Employment Agreement dated June 8, 1999 between Phoenix and
                        Albert E. Sisto (incorporated herein by reference to
                        Exhibit 10.59 to the 1999 Form 10-K).

   10.60                Phoenix Preferred Share Purchase Rights Plan dated
                        October 28, 1999 (incorporated herein by reference to Exhibit 1 of Form 8-A as filed on October 28, 1999).

   21.1                 Subsidiaries of the Registrant.

   23.1                 Consent of Ernst & Young LLP, Independent Auditors.

   24                   Power of Attorney. See signature page.

   27.1                 Financial Data Schedule.

------------------------

+ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

    (d) See Item 14(a)2

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PHOENIX TECHNOLOGIES LTD.

                                                       By:  /s/ ALBERT E. SISTO
                                                            -----------------------------------------
                                                            Albert E. Sisto
                                                            Director, President and Chief Executive
                                                            Officer
                                                            Date: December 19, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALBERT E. SISTO                                /s/ JOHN M. GREELEY
-------------------------------------------        -------------------------------------------
Albert E. Sisto                                    John M. Greeley
Director, President and Chief Executive            Principal Financial and Accounting Officer
Officer                                            Date: December 19, 2000
Date: December 19, 2000

/s/ TAHER ELGAMAL                                  /s/ GEORGE C. HUANG
-------------------------------------------        -------------------------------------------
Taher Elgamal                                      George C. Huang
Director                                           Director
Date: December 19, 2000                            Date: December 19, 2000

/s/ EDMUND P. JENSEN                               /s/ ANTHONY SUN
-------------------------------------------        -------------------------------------------
Edmund P. Jensen                                   Anthony Sun
Director                                           Director
Date: December 19, 2000                            Date: December 19, 2000

/s/ ANTHONY P. MORRIS                              /s/ SHIH-CHIEN YANG
-------------------------------------------        -------------------------------------------
Anthony P. Morris                                  Shih-Chien Yang
Director                                           Director
Date: December 19, 2000                            Date: December 19, 2000

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

    We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These consolidated financial statements and schedules are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                          [LOGO]

San Jose, California
October 19, 2000

                           PHOENIX TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 55,017   $ 24,873

  Short-term investments....................................    52,701     30,719
  Accounts receivable, net of allowances of $790 and $1,460
    at September 30, 2000 and 1999..........................    39,868     30,105
  Deferred income taxes.....................................     3,926      5,881
  Other current assets......................................     4,494      2,881
                                                              --------   --------
    Total current assets....................................   156,006     94,459

Other marketable securities.................................        --      8,684
Property and equipment, net.................................    13,272     12,588
Computer software costs, net................................     5,385      7,471
Goodwill and other intangible assets, net...................     7,937     10,165
Other assets................................................    16,160      8,631
                                                              --------   --------
Total assets................................................  $198,760   $141,998
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,945   $  3,810
  Payroll and related liabilities...........................    10,554     10,612
  Deferred revenue..........................................     4,733      5,414
  Other accrued liabilities.................................     6,988     14,147
  Income taxes payable......................................     5,254      7,547
                                                              --------   --------
    Total current liabilities...............................    31,474     41,530

Long-term obligations.......................................     1,449      1,546
Long-term deferred tax liabilities..........................     3,865         --
  Total liabilities.........................................    36,788     43,076
                                                              --------   --------

Minority interest...........................................    13,672         --

Stockholders' equity:
  Preferred stock, $.10 par value, 500 shares authorized,
    none issued or outstanding..............................        --         --
  Common stock, $.001 par value, 60,000 shares authorized,
    25,608 and 24,036 shares issued and outstanding at
    September 30, 2000 and 1999.............................        30         28
  Additional paid-in capital................................   153,530    109,448
  Retained earnings.........................................    53,890     32,988
  Accumulated other comprehensive loss......................      (380)      (869)
  Less: Cost of treasury stock (1,011 shares at September
    30, 2000; 2,542 shares at September 30, 1999)...........   (58,770)   (42,674)
                                                              --------   --------
    Total stockholders' equity..............................   148,300     98,922
                                                              --------   --------
Total liabilities and stockholders' equity..................  $198,760   $141,998
                                                              ========   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  License fees..............................................  $125,817   $103,326   $100,344

Services....................................................    18,568     22,500     22,541
                                                              --------   --------   --------
    Total revenue...........................................   144,385    125,826    122,885

Cost of revenue:
  License fees..............................................     3,133      7,844      7,828
  Services..................................................    17,074     18,344     16,224
  Amortization of purchased technology......................     1,256      2,132         --
                                                              --------   --------   --------
    Total cost of revenue...................................    21,463     28,320     24,052
                                                              --------   --------   --------

Gross margin................................................   122,922     97,506     98,833

Operating expenses:
  Research and development..................................    39,055     39,910     40,476
  Sales and marketing.......................................    33,050     29,020     27,771
  General and administrative................................    19,713     16,287     16,137
  Amortization of goodwill and acquired intangible assets...     2,220      2,496        150
  Stock-based compensation..................................       789         --         --
  Merger, acquisition and restructuring charges.............     1,270     14,454     14,730
                                                              --------   --------   --------
    Total operating expenses................................    96,097    102,167     99,264
                                                              --------   --------   --------

Income (loss) from operations...............................    26,825     (4,661)      (431)
Interest income, net........................................     4,433      3,361      4,659
Other income (expense), net.................................      (436)     3,954      1,505
Minority interest...........................................       (81)        --         --
                                                              --------   --------   --------
Income before income taxes..................................    30,741      2,654      5,733
Provision for income taxes..................................     9,839        850      5,011
                                                              --------   --------   --------
Net income..................................................  $ 20,902   $  1,804   $    722
                                                              ========   ========   ========

Earnings per share:
  Basic.....................................................  $   0.85   $   0.07   $   0.03
                                                              ========   ========   ========
  Diluted...................................................  $   0.77   $   0.07   $   0.03
                                                              ========   ========   ========

Weighted average number of shares used in computation:
  Basic.....................................................    24,720     25,966     25,543
                                                              ========   ========   ========
  Diluted...................................................    27,120     27,250     27,009
                                                              ========   ========   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL                  OTHER
                                               -------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY
                                                SHARES     AMOUNT     EARNINGS    EARNINGS   INCOME (LOSS)    STOCK
                                               --------   --------   ----------   --------   -------------   --------
BALANCE, SEPTEMBER 30, 1997..................    25,399     $25       $ 95,203    $32,088       $11,240      $ (5,015)

Stock purchases under option and purchase
  plans......................................       681       1          3,055         --            --            --
Issuance of common shares and stock options
  related to purchase of Sand................       464      --          4,372         --            --            --
Effect of Award fiscal year conversion.......        --      --             --     (1,660)           --            --
Note receivable from stockholder.............        --      --           (123)        --            --            --
Repurchase of common stock...................      (258)     --             --         --            --        (3,553)
Deferred stock-based
  compensation...............................        --      --            122         --            --            --
Comprehensive loss:
  Net income.................................        --      --             --        722            --            --
  Change in unrealized gain on investments,
    net of a tax benefit of $4,952...........        --      --             --         --       (10,524)           --
  Translation adjustment, net of tax of
    $289.....................................        --      --             --         --          (615)           --
    Comprehensive loss.......................
                                               --------     ---       --------    -------       -------      --------

BALANCE, SEPTEMBER 30, 1998..................    26,286      26        102,629     31,150           101        (8,568)

Stock purchases under option and purchase
  plans......................................     1,028       2          5,334         --            --            --
Stock warrants exercised.....................        49      --             40         --            --            --
Repurchase of common stock...................    (3,327)     --             --         --            --       (34,106)
Stock-based compensation.....................        --      --          1,101         --            --            --
Tax benefit on exercise of stock options.....        --      --            186         --            --            --
Purchase of minority interest in Award
  Japan......................................        --      --            158         37            --            --
Comprehensive income:
  Net income.................................        --      --             --      1,804            --            --
  Change in unrealized gain on investments,
    net of a tax benefit of $963.............        --      --             --         --        (2,046)           --
  Translation adjustment, net of tax of
    $506.....................................        --      --             --         --         1,076            --
    Comprehensive income.....................
                                               --------     ---       --------    -------       -------      --------

BALANCE, SEPTEMBER 30, 1999..................    24,036      28        109,448     32,988          (869)      (42,674)
Stock purchases under option and purchase
  plans......................................     2,481       2         19,473         --            --            --
Stock warrants exercised.....................       102      --             --         --            --            --
Net proceeds under inSilicon IPO.............        --       4         36,972         --            --            --
Minority interest in inSilicon...............        --      (4)       (13,588)        --            --            --
Repurchase of common stock...................    (1,011)     --             --         --            --       (16,096)
Tax benefit on exercise of stock options.....        --      --            455         --            --            --
Stock-based compensation.....................        --      --            770         --            --            --
Comprehensive income:
  Net income.................................        --      --             --     20,902            --            --
  Translation adjustment, net of tax of
    $230.....................................        --      --             --         --           489            --
    Comprehensive income.....................
                                               --------     ---       --------    -------       -------      --------

BALANCE, SEPTEMBER 30, 2000..................    25,608     $30       $153,530    $53,890       $  (380)     $(58,770)
                                               ========     ===       ========    =======       =======      ========


                                                   TOTAL
                                               STOCKHOLDERS'   COMPREHENSIVE
                                                  EQUITY       INCOME (LOSS)
                                               -------------   -------------
BALANCE, SEPTEMBER 30, 1997..................     $133,539
Stock purchases under option and purchase
  plans......................................        3,056
Issuance of common shares and stock options
  related to purchase of Sand................        4,372
Effect of Award fiscal year conversion.......       (1,660)
Note receivable from stockholder.............         (123)
Repurchase of common stock...................       (3,553)
Deferred stock-based
  compensation...............................          122
Comprehensive loss:
  Net income.................................          722       $    722
  Change in unrealized gain on investments,
    net of a tax benefit of $4,952...........      (10,524)       (10,524)
  Translation adjustment, net of tax of
    $289.....................................         (615)          (615)
                                                                 --------
    Comprehensive loss.......................                    $(10,417)
                                                  --------       ========
BALANCE, SEPTEMBER 30, 1998..................      125,336
Stock purchases under option and purchase
  plans......................................        5,336
Stock warrants exercised.....................           40
Repurchase of common stock...................      (34,106)
Stock-based compensation.....................        1,101
Tax benefit on exercise of stock options.....          186
Purchase of minority interest in Award
  Japan......................................          195
Comprehensive income:
  Net income.................................        1,804       $  1,804
  Change in unrealized gain on investments,
    net of a tax benefit of $963.............       (2,046)        (2,046)
  Translation adjustment, net of tax of
    $506.....................................        1,076          1,076
                                                                 --------
    Comprehensive income.....................                    $    834
                                                  --------       ========
BALANCE, SEPTEMBER 30, 1999..................       98,922
Stock purchases under option and purchase
  plans......................................       19,475
Stock warrants exercised.....................           --
Net proceeds under inSilicon IPO.............       36,976
Minority interest in inSilicon...............      (13,592)
Repurchase of common stock...................      (16,096)
Tax benefit on exercise of stock options.....          455
Stock-based compensation.....................          770
Comprehensive income:
  Net income.................................       20,902       $ 20,902
  Translation adjustment, net of tax of
    $230.....................................          489            489
                                                                 --------
    Comprehensive income.....................                    $ 21,391
                                                  --------       ========
BALANCE, SEPTEMBER 30, 2000..................     $148,300
                                                  ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  20,902   $  1,804   $    722
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      8,811     12,558      8,124
    Effect of Award fiscal year conversion..................         --         --     (1,660)
    Asset write-offs related to merger and restructuring
      activities............................................         --      7,346      3,434
    Write-off of computer software costs....................         --         --         --
    Acquired in-process research and development............         --         --      4,250
    Realized gain on sale of marketable securities..........         --     (4,034)    (1,507)
    Stock-based compensation................................        770      1,101         --
    Minority interest.......................................         81         --         --
    Deferred income taxes...................................        232     (8,570)    (4,123)
    Change in operating assets and liabilities:
      Accounts receivable...................................     (9,678)    (1,193)      (256)
      Other current assets and other assets.................     (3,610)     2,210     (1,545)
      Accounts payable......................................        149     (3,167)     2,455
      Payroll and other related liabilities.................     (1,322)     3,130      1,265
      Other accrued liabilities.............................     (3,037)     9,827      2,845
      Income taxes payable..................................     (2,280)       610       (691)
      Discontinued operations...............................         --         --       (135)
                                                              ---------   --------   --------
        Total adjustments...................................     (9,885)    19,818     12,457
                                                              ---------   --------   --------
    Net cash provided by operating activities...............     11,017     21,622     13,179
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of short-term and long-term
    investments.............................................    505,251     50,227     58,430
  Purchases of short-term and long-term investments.........   (518,550)   (60,533)   (58,085)
  Proceeds from sale of marketable securities...............          0      4,073      1,570
  Purchases of property and equipment.......................     (4,829)    (5,003)    (5,454)
  Additions to computer software costs......................       (411)    (2,423)    (5,198)
  Acquisition of Sand, net of cash acquired.................         --         --    (15,573)
  Proceeds from sale of equity investment...................         --         --      7,500
  Proceeds from collection of note receivable...............         --         --      2,310
                                                              ---------   --------   --------
    Net cash used in investing activities...................    (18,539)   (13,659)   (14,500)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering of inSilicon common
    stock...................................................     36,976         --         --
  Net proceeds from stock purchases under option plans,
    purchase plans and warrants.............................     19,930      5,376      2,930
  Repurchase of common stock................................    (20,322)   (34,106)    (3,553)
  Other financing activities................................         --        383         --
                                                              ---------   --------   --------
    Net cash provided by (used in) financing activities.....     36,584    (28,347)      (623)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash and equivalents.....      1,081      1,023       (622)
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............     30,144    (19,361)    (2,566)
Cash and cash equivalents at beginning of fiscal year.......     24,873     44,234     46,800
                                                              ---------   --------   --------
Cash and cash equivalents at end of fiscal year.............  $  55,017   $ 24,873   $ 44,234
                                                              =========   ========   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.

                                 (IN THOUSANDS)

    Supplemental cash flow information is as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Supplemental disclosure of cash flow information:
  Income taxes paid during the year, net of refunds.........  $12,413     $6,155     $8,165

Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common shares and stock options related to the
    purchase of Sand........................................       --         --      4,372

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PHOENIX TECHNOLOGIES LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF OPERATIONS

    Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. Its software provides compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives. The Company has three business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing. See Note 12.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    FINANCIAL STATEMENT PRESENTATION. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and inSilicon after the elimination of all significant intercompany balances. Certain amounts in the prior years' financial statements have been reclassified to conform to the fiscal 2000 presentation.

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

    REVENUE RECOGNITION. The Company adopted Statement of Position 98-9, ("SOP 98-9"), Modification of SOP 97-2, "Software Revenue Recognition, With Respect to
Certain Transactions", as of October 1, 1999.   SOP 98-9 and SOP 97-2 provide
guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "SOFTWARE REVENUE RECOGNITION," ("SOP 91-1"). The adoption of SOP 98-9 did not have a material impact on the Company's consolidated financial results.

    The Company licenses software under non-cancelable license agreements and provides services including training, non-recurring engineering and maintenance consisting of product support services and periodic updates. License fee revenues are generally recognized when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection is considered probable. For customer license agreements which meet these recognition criteria, the portion of the fees related to software licenses are generally recognized in the current period, while the portion of the fees related to services is recognized as the services are performed. When the Company enters into a license agreement with a customer requiring significant customization of the software products, it recognizes revenue related to the license agreement using contract accounting. Revenues from maintenance agreements are recognized ratably over the maintenance period, which in most instances is one year.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Royalty revenues from OEMs are generally recorded in each period based on estimates of shipments by the OEMs of products containing the Company's software during the period. Revenues from OEMs for fully paid up, non-refundable royalties is recorded when the revenue recognition criteria described above has been met.

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

    One customer, Fujitsu, accounted for 19%, 11% and 11% of revenue in fiscal 2000, 1999 and 1998 respectively. No other customer accounted for more than 10% of revenue in fiscal 2000, 1999 or 1998.

    CASH EQUIVALENTS. All highly liquid securities purchased with a maturity of less than three months are considered cash equivalents. Phoenix reported
$55.0 million consolidated cash in fiscal 2000, of which $10.8 million was restricted and owned by inSilicon.

    SHORT-TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES. Short-term investment securities consist of U.S. government agency obligations, corporate debt securities, certificates of deposit and commercial paper with original maturities generally ranging from three months to one year. Short-term investments are classified as held-to-maturity, as Phoenix has the intent and the ability to hold them until maturity. Such investments are recorded at amortized cost. At September 30, 2000 and 1999, the fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material. The cost of securities sold and the fair value of securities are based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary are reported in other income (expense), net in the consolidated statements of income.

    Other marketable securities consist of shares of marketable equity securities and U.S. government agency obligations and corporate debt securities with maturities greater than one year. For debt securities other than those classified as short-term, maturities range from one to five years and are considered held-to-maturity. The shares of marketable equity securities are recorded at fair value based on quoted market prices and are classified as available-for-sale. Unrealized gains, less deferred income taxes, are recorded as a separate component of stockholders' equity. There were no other marketable securities as of September 30, 2000.

    The U.S. government agency obligations and corporate debt securities are recorded at amortized cost, as the Company has the intent and ability to hold them until maturity. At September 30, 2000, the fair value of such securities approximated amortized cost and gross unrealized holding gains were not material. There were no U.S. government agency obligations and corporate debt securities classified as long-term as of September 30, 2000.

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

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. On September 30, 2000, one customer accounted for 18% of accounts receivable, whereas on September 30, 1999, no customer accounted for more than 10% of accounts receivable.

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

    GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is amortized using the straight-line method over the estimated life of the assets, which is typically from five to seven years. Goodwill was $6.4 million and $8.0 million, net, as of September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $5.2 million on September 30, 2000, and $3.7 million on September 30, 1999.

    Intangible assets were $1.6 million and $2.2 million, net, as of September 30, 2000 and 1999, respectively. Accumulated amortization amounted to $1.2 million on September 30, 2000, and $0.6 million on September 30, 1999.

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

                           PHOENIX TECHNOLOGIES LTD.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25"). The Company has adopted the disclosure only criteria, described in SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION"
("SFAS 123"). See Note 14 of Notes to Consolidated Financial Statements.

    NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt for the year ending December 31, 2001." FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and do not currently engage in hedging activities, adoption of FAS 133 is not expected to have a material impact on its financial condition or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which outlines the Staff's position on various revenue recognition issues. SAB 101 did not have a material impact on the Company's financial position, results of operations or cash flows.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, and will not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3.  SALE OF INTEREST IN INSILICON CORPORATION

    The initial public offering of 3.5 million shares of common stock of the Company's subsidiary, inSilicon, closed on March 27, 2000. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million; the Company owns 73.6% of inSilicon's outstanding common stock at September 30, 2000. The accompanying consolidated financial statements include the financial position and results of operations of inSilicon on a fully consolidated basis. During fiscal 2000, as part of the separation of the inSilicon business to a separate subsidiary, the Company contributed certain assets to inSilicon including technology, licenses, personal property and other assets with inSilicon assuming the related liabilities. The Company entered into certain agreements with inSilicon, including a service and cost sharing agreement, employee matters agreement, and a tax sharing agreement that will govern the ongoing relationship of the parties.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 4.  SHORT TERM INVESTMENTS AND OTHER MARKETABLE SECURITIES

    Short-term investments and other marketable securities consist of the following:

                                                                           OTHER
                                                  SHORT-TERM            MARKETABLE
                                                  INVESTMENTS           SECURITIES
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                           (IN THOUSANDS)
U.S. government agency obligations..........  $34,575    $21,066      $ --      $8,684
Commercial paper............................   16,123      6,623        --          --
Certificates of deposit.....................       --      2,003        --          --
Corporate debt securities...................    2,003      1,027        --          --
                                              -------    -------      ----      ------
                                              $52,701    $30,719      $ --      $8,684
                                              =======    =======      ====      ======

    On September 30, 2000, the contractual maturities of all debt securities were less than one year.

    On September 30, 1999, the contractual maturities of held-to-maturity debt securities were as follows:

                                                              (IN THOUSANDS)
Less than one year..........................................     $30,719
One to five years...........................................       8,684
                                                                 -------
Total.......................................................      39,403
                                                                 =======

    There were no available-for-sale securities as of September 30, 2000 and 1999.

    Proceeds received from the sales of available-for-sale securities for the year ended September 30, 1999 were approximately $4.0 million. Gross realized gains realized on the sales of available-for-sale securities for the year ended September 30, 1999 were approximately $4.0 million.

NOTE 5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Equipment...................................................  $19,486    $16,519
Leasehold improvements......................................    7,843      5,725
Furniture and fixtures......................................    3,003      3,299
                                                              -------    -------
                                                               30,332     25,543
Less accumulated depreciation and amortization..............  (17,060)   (12,955)
                                                              -------    -------
                                                              $13,272    $12,588
                                                              =======    =======

    Depreciation expense related to property and equipment totaled $5.1 million for fiscal 2000 and 1999 and $4.0 million for 1998.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 6.  COMPUTER SOFTWARE COSTS

    Additional costs associated with purchased and internally developed computer software of $0.4 million, $2.4 million and $5.2 million, were capitalized during fiscal 2000, 1999 and 1998, respectively. In addition, the Company capitalized approximately $12.8 million of software costs in conjunction with its September 1998 acquisition of Sand Microelectronic, Inc. ("Sand"), a leading supplier of standards-based system software and semiconductor intellectual property for PCs and information appliances. Amortization charged to cost of revenue was $2.5 million, $4.8 million and $4.3 million, during fiscal 2000, 1999 and 1998, respectively. Accumulated amortization of capitalized computer software costs was $3.5 million, $8.1 million and $5.0 million at September 30, 2000, 1999 and 1998, respectively.

NOTE 7.  EARNINGS PER SHARE

    The following table presents the calculation of basic and diluted earnings per share required under Statement of Financial Accounting Standards No. 128 ("SFAS 128"):

                                                       YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net income.........................................  $20,902     $1,804     $  722
                                                     =======     ======     ======
Weighted average common shares outstanding.........   24,720     25,966     25,543
Effect of dilutive securities (using the treasury
  stock method):
  Stock options....................................    2,125      1,160      1,202
  Warrants.........................................      275        124        264
                                                     -------     ------     ------
    Total dilutive securities......................    2,400      1,284      1,466
                                                     -------     ------     ------
Weighted average diluted common and equivalent
  shares outstanding...............................   27,120     27,250     27,009
                                                     =======     ======     ======
Earnings per share:
  Basic............................................  $  0.85     $ 0.07     $ 0.03
                                                     =======     ======     ======
  Diluted..........................................  $  0.77     $ 0.07     $ 0.03
                                                     =======     ======     ======

    Options to purchase 759,838 shares of common stock at a weighted average price of $21.00 per share were outstanding on September 30, 2000, but were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE 8.  BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES

    In September 1998, the Company completed a merger with Award Software International, Inc. ("Award"), a leading provider of system enabling and management software for personal computers. The Company exchanged approximately
8.8 million shares of its common stock for all of the common stock of Award. Each share of Award was exchanged for 1.225 shares of its common stock. In addition, outstanding Award employee stock options were converted at the same exchange ratio into options to purchase approximately 2.3 million shares of the Company's common stock. The merger was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated

                           PHOENIX TECHNOLOGIES LTD.

NOTE 8. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED) to include the combined results of operations and financial position of Award for all periods and dates presented.

    Prior to the merger, Award's fiscal year ended on December 31. The Award statement of income for the year ended December 31, 1997 has been combined with the Company's statement of income for the year ended September 30, 1997. In order to conform Award's year-end to the Company's year-end, the fiscal 1997 operating results include a three month period (ended December 31, 1997) that is also included in the fiscal 1998 operating results. During this three month period, Award generated revenue of $7,535,000 and net income of $1,660,000. Accordingly, an adjustment has been made in fiscal 1998 to retained earnings for the duplication of net income for such three month period. There were no transactions between Award and the Company prior to the combination, and immaterial adjustments were recorded to conform Award's accounting policies. Certain reclassifications were made to the Award financial statements to conform to the Company's presentation.

    The results of operations for the separate companies prior to the merger and the combined amounts included in the consolidated financial statements were as follows:

                                                             NINE-MONTHS ENDED
                                                               JUNE 30, 1998
                                                             -----------------
                                                              (IN THOUSANDS)
                                                                (UNAUDITED)
Revenue:
  Phoenix..................................................       $73,655
  Award....................................................        20,142
                                                                  -------
  Combined.................................................       $93,797
                                                                  =======

Net Income:
  Phoenix..................................................       $ 7,403
  Award....................................................         3,992
                                                                  -------
  Combined.................................................       $11,395
                                                                  =======

    In September 1998, the Company acquired Sand. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of the Company's common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2001. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the consolidated balance sheet as of September 30, 1998. The results of operations of Sand from the date of acquisition through September 30, 1998 were included in the accompanying consolidated statement of income for the year ended September 30, 1998.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 8.  BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED)
    The total purchase cost of approximately $33.7 million exceeded the assets acquired as follows (in thousands):

Total consideration.........................................  $24,494
Liabilities assumed.........................................    7,749
Acquisition costs...........................................    1,465
                                                              -------
Total purchase cost.........................................   33,708
Less: Assets acquired.......................................  (19,831)
Less: Acquired in-process research and development..........   (4,250)
                                                              -------
Excess of purchase cost over assets acquired................  $ 9,627
                                                              =======

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

    The following unaudited pro forma information shows the results of operations for the year ended September 30, 1998, as if the Sand acquisition had occurred at the beginning of the period and at the purchase price established in September 1998. The results are not necessarily indicative of those which would have occurred had the acquisition actually been made at the beginning of the period or of future operations of the combined companies. The pro forma results for fiscal 1998 combine the Company's results for the year ended September 30, 1998, with the results of Sand for the period from January 1, 1998 through the date of acquisition and includes the $4.3 million write-off of acquired in-process research and development discussed above. The following unaudited pro forma results include the straight-line amortization of intangibles, primarily over a period of six years:

                                                           PRO FORMA, UNAUDITED
                                                                YEAR ENDED
                                                            SEPTEMBER 30, 1998
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
Revenue..................................................        $129,145
Net income (loss)........................................        $ (2,508)
Diluted earnings (loss) per share........................        $  (0.10)
Weighted average number of shares used in computation....          26,007

                           PHOENIX TECHNOLOGIES LTD.

NOTE 8. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED) Merger, acquisition and restructuring charges during the years ended
September 30, 2000, 1999, and 1998, were as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Out-of-pocket merger and acquisition costs........   $   --    $    --    $ 5,677
Severance and other exit costs....................    1,270      7,108      3,434
Asset write-offs..................................       --      7,346      1,369
In-process research and development...............       --         --      4,250
                                                     ------    -------    -------
                                                     $1,270    $14,454    $14,730
                                                     ======    =======    =======

    2000 CHARGES

    In the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations have been completed as of September 30, 2000.

    Approximately $0.2 million of the fiscal 1999 restructuring charges were unpaid as of September 30, 2000, which will be paid through fiscal 2008.

    1999 CHARGES

    The charges in fiscal 1999 were related to realigning the business into three operating divisions, the consolidation of certain facilities and operations, and steps to integrate Award and Sand.

    Included in the fourth quarter of fiscal 1999 was a restructuring charge of $10.0 million associated with streamlining certain operations, facilities consolidations (including closing the office in the United Kingdom), and discontinuing or de-emphasizing certain products of the Company's inSilicon Division. The restructuring plan included $3.6 million in severance benefits associated with the elimination of approximately 54 positions in engineering, sales, marketing, and administration from various product divisions, field operations including field engineering and sales, and management (primarily in the United Kingdom and North America), $5.7 million of asset write-offs (mostly capitalized software of the inSilicon division), $0.6 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. The Company also reversed $0.8 million of severance charges from prior restructuring plans as a result of the decision to retain certain positions. Of the 54 terminations, all have been completed as of September 30, 2000.

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

    In the first quarter of fiscal 1999, the Company recorded a restructuring charge of $1.9 million related to the facilities consolidations and streamlining certain field operations and other functions, including

                           PHOENIX TECHNOLOGIES LTD.

NOTE 8. BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES (CONTINUED) closing the offices in Texas and France. The restructuring charge included
$1.8 million of severance benefits associated with the elimination of approximately 38 positions in engineering, sales, marketing, and administration from various product divisions, field operations, and general administrative functions, as well as $0.1 million related to facilities abandonment.

    1998 CHARGES

    Included in the fourth quarter of fiscal 1998 was a charge of $14.0 million related to the acquisitions of Award and Sand. The charge consisted of $5.7 million of out-of-pocket costs, $3.4 million of asset write-offs, $0.5 million in severance benefits associated with the elimination of 4 positions in North America in various departments, $0.1 million in facilities abandonment, and a $4.3 million of in-process research and development charges. Included in the third quarter of 1998 is a restructuring charge of $0.8 million related to the severance benefits for eliminating approximately 20 positions in engineering, sales, marketing, and administration from various divisions as a result of the consolidation of certain functions and the elimination of certain management positions.

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

NOTE 9.  DISCONTINUED OPERATIONS AND DIVESTITURES

    PRINTER SOFTWARE DIVISION. In fiscal 1994, the Company sold a division to Xionics Document Technologies, Inc. ("Xionics") in return for a promissory note and shares of Xionics common stock. In fiscal 1999 and 1998, the Company sold 1,048,881 and 156,500 shares of Xionics stock for gains of $4.0 million and $1.5 million, respectively.

NOTE 10.  UNSECURED LINE OF CREDIT

    On September 30, 2000, there were no outstanding borrowings on inSilicon's $5 million revolving bank line of credit. Borrowings on the line bear interest at the bank's prime rate of interest plus 0.25% (9.5% at September 30, 2000). The line of credit agreement contains various covenants that require inSilicon to operate at a profit and meet certain financial ratios, and it restricts the payment of cash dividends. The line of credit expires in January 2001.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 11.  INCOME TAXES

    The components of the provision for income taxes from continuing operations are as follows:

                                                      YEARS ENDED SEPTEMBER 30,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $   882    $   470     $2,286
  State...........................................      802      1,356        561
  Foreign.........................................    8,809      7,594      6,287
                                                    -------    -------     ------
      Total current...............................   10,493      9,420      9,134

Deferred:
  Federal.........................................   (1,224)    (7,161)    (3,745)
  State...........................................      570     (1,409)      (378)
                                                    -------    -------     ------
      Total deferred..............................     (654)    (8,570)    (4,123)
                                                    -------    -------     ------
Provision for income taxes........................  $ 9,839    $   850     $5,011
                                                    =======    =======     ======

    The reconciliation of the United States federal statutory rate to the Company's effective tax rate is as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Tax at U.S. Federal statutory rate..................  $10,759     $ 928      $2,007
State taxes, net of Federal tax benefit.............    1,000       (34)        119
Research and development tax credits................     (892)     (471)       (605)
Nondeductible merger and acquisition costs..........      562       562       3,475
Effect of foreign earnings taxed at less than U.S.
  rate..............................................     (295)     (251)       (173)
Effect of foreign sales corporation.................   (1,438)       --          --
Other...............................................      143       116         188
                                                      -------     -----      ------
Provision for income taxes..........................  $ 9,839     $ 850      $5,011
                                                      =======     =====      ======

                           PHOENIX TECHNOLOGIES LTD.

NOTE 11.  INCOME TAXES (CONTINUED)

    The components of net deferred tax assets and liabilities are as follows:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Foreign tax credits.....................................  $ 6,459    $ 3,769
  Research and development tax credits....................    2,809      3,396
  Minimum tax carryforward................................    1,104        894
  Reserves and accruals (timing differences)..............    5,066      7,021
  Depreciation............................................      751      1,862
  Other...................................................       --         11
                                                            -------    -------
    Total.................................................   16,189     16,953
  Less valuation allowance................................    2,814      2,814
                                                            -------    -------
    Net deferred tax assets...............................   13,375     14,139
Deferred tax liabilities:
  Capitalized software and other intangibles, net.........    2,613      3,560
  Other...................................................      414         --
                                                            -------    -------
    Total deferred tax liabilities........................    3,027      3,560
                                                            -------    -------
Net deferred tax assets...................................  $10,348    $10,579
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

    Net undistributed earnings of certain foreign subsidiaries amounted to approximately $15.0 million at September 30, 2000. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) of approximately $1.5 million.

    On September 30, 2000, the Company had available for U.S. Federal income tax purposes foreign tax credits of $4.2 million, which expire in the years 2003 through 2005, and research and development tax credits of $2.8 million, which expire in the years 2003 through 2020.

NOTE 12.  SEGMENT REPORTING

    Segment information is presented in accordance with Statement of Financial Account Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet-TM-.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 12.  SEGMENT REPORTING (CONTINUED)
    PLATFORM ENABLING: Develops and markets system enabling software, also known as BIOS. This software allows information platform manufacturers to increase design flexibility, shorten design cycles and lower overall manufacturing costs.

    INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to cellular phones.

    PHOENIXNET-TM-: Provides worldwide PC users with a solution to configure their web browsers and desktops, directs users to web destinations and offering software download tools through a graphical launch screen, and provides the licensing of machine profile data.

    The Company evaluates operating segment performance based on revenue, gross margin and operating income. It has not historically allocated assets to its individual operating segments.

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Revenue:
  Platform Enabling...........................  $119,396   $106,872   $114,093
  inSilicon...................................    25,428     18,954      8,792
  PhoenixNet-TM-..............................     1,107         --         --
  Intercompany eliminations...................    (1,546)        --         --
                                                --------   --------   --------
  Total.......................................  $144,385   $125,826   $122,885
                                                ========   ========   ========

                                                    YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Gross margin:
  Platform Enabling.............................  $100,269   $82,512    $91,998
  inSilicon.....................................    21,558    14,994      6,835
  PhoenixNet-TM-................................     1,095        --         --
                                                  --------   -------    -------
  Total.........................................  $122,922   $97,506    $98,833
                                                  ========   =======    =======

                                                    YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Income (loss) from operations:
  Platform Enabling.............................  $37,485    $ 13,146   $ 6,670
  inSilicon.....................................   (1,903)    (12,082)   (7,101)
  PhoenixNet-TM-................................   (8,757)     (5,725)       --
                                                  -------    --------   -------
  Total.........................................  $26,825    $ (4,661)  $  (431)
                                                  =======    ========   =======

                           PHOENIX TECHNOLOGIES LTD.

NOTE 12.  SEGMENT REPORTING (CONTINUED)
    The Company also records geographic information, which is categorized into three regions: North America, Asia and Europe. The Company attributes revenues based product delivery location.

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Revenue:
  North America...............................  $ 41,121   $ 40,907   $ 49,021
  Asia........................................    93,808     73,423     62,209
  Europe......................................     9,456     11,496     11,655
                                                --------   --------   --------
  Total.......................................  $144,385   $125,826   $122,885
                                                ========   ========   ========

    Net income (loss) from foreign operations was approximately $1.8 million, ($2.5 million), and $4.2 million for fiscal years ended September 30, 2000, 1999 and 1998, respectively.

    Long-lived assets located in individual countries exceeding 10% of total long-lived assets as of fiscal years ended September 30, 2000, 1999 and 1998 were as follows:

                                                     YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Long-lived assets:
  United States..................................  $24,849    $28,324    $38,397
  Other..........................................    1,745      1,900      2,211
                                                   -------    -------    -------
  Total..........................................  $26,594    $30,224    $40,608
                                                   =======    =======    =======

    As of September 30, 2000, 1999 and 1998, no other individual country had long-lived assets exceeding 10 percent of total long-lived assets.

NOTE 13.  COMMITMENTS

    The Company has commitments related to office facilities under operating leases. Total rent expense was $4.7 million, $4.5 million and $5.4 million in fiscal 2000, 1999 and 1998, respectively.

    On September 30, 2000, future minimum operating lease payments are required as follows (IN THOUSANDS):

YEARS ENDING SEPTEMBER 30,
--------------------------
2001........................................................  $ 4,038
2002........................................................    2,621
2003........................................................    2,191
2004........................................................      821
2005........................................................      561
2006 and thereafter.........................................      670
                                                              -------
Total minimum lease payments................................  $10,902
                                                              =======

                           PHOENIX TECHNOLOGIES LTD.

NOTE 14.  STOCKHOLDERS' EQUITY

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

    In connection with the issuance and sale of 698,290 shares of common stock in January 1996, the Company issued 333,683 common stock warrants to Vobis Microcomputer AG for $0.02 per warrant. These warrants were exercisable at a price of $10.02 per share. However, the warrants expired on September 30, 2000.

    STOCK REPURCHASE PROGRAM. In fiscal 2000, the company repurchased a total of 1,011,000 shares at a cost of approximately $16.6 million under the 2000 and 1999 repurchase program. In fiscal 2000, the Board of Directors authorized a program to repurchase up to $30 million worth of outstanding shares of common stock over a 24-month period. Under this program, the Company repurchased and retired approximately 836,000 shares during fiscal 2000 at a cost of $14.5 million. The Company has repurchased an additional 810,000 shares during the first 2 months of fiscal 2001 at a cost of $12.1 million

    In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased 3.3 million shares during fiscal 1999 at a total aggregate cost of $34.1 million.

    STOCK OPTION PLANS. The Company has various incentive stock option plans for employees, officers, consultants and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant unless it is performance based. To date, all grants of incentive stock options have been made at fair market value or greater. Options vest evenly over a period determined by the Company's Board of Directors, generally four years, and have a term not exceeding ten years.

    In connection with the fiscal 1998 acquisitions of Award and Sand, the Company issued options to purchase 2,273,781 and 264,074 shares of its common stock, respectively, in exchange for options to purchase Award and Sand common stock. The exercise prices of these options ranged from $0.11 to $9.18 per share. The Award and Sand option plans were terminated in fiscal 1999.

                           PHOENIX TECHNOLOGIES LTD.

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table sets forth the option activity under the Company's option plans, including the Award and Sand activity for all periods presented and the fiscal 1998 option grants issued in exchange for Sand options:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                    ----------   ----------------
Shares under option, September 30, 1997...........   5,899,910        $ 8.77

  Options granted.................................   1,954,020          8.84
  Options exercised...............................    (298,911)         3.62
  Options canceled................................    (928,634)        11.79
                                                    ----------

Shares under option, September 30, 1998...........   6,626,385          8.52

  Options granted.................................   3,279,370          9.07
  Options exercised...............................    (674,208)         4.80
  Options canceled................................  (1,476,343)         9.46
                                                    ----------

Shares under option, September 30, 1999...........   7,755,204          8.90

  Options granted.................................   2,258,619         16.15
  Options exercised...............................  (2,253,902)         7.10
  Options canceled................................  (1,860,735)        10.41
                                                    ----------

  Shares under option, September 30, 2000.........   5,899,186        $11.92
                                                    ----------

    On September 30, 2000, the number of shares exercisable under the stock option plans was 2,458,481 and 618,263 shares were available for grant.

    The following table summarizes information about stock options outstanding at September 30, 2000:

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                                 WEIGHTED                            --------------------------
                              NUMBER             AVERAGE               WEIGHTED       NUMBER        WEIGHTED
                                OF              REMAINING              AVERAGE          OF          AVERAGE
RANGE OF EXERCISE PRICES      SHARES     CONTRACTUAL LIFE (YEARS)   EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------------------  ---------   ------------------------   --------------   ---------   --------------
$0.0100-$7.5500............  1,055,279              6.05               $ 4.7645        801,921       $4.4434
$7.6875-$9.6875............    892,971              7.05                 8.4791        554,573        8.7438
$10.1250-$11.1250..........    905,172              8.62                10.9508        292,560       10.9421
$11.1875-$13.5000..........    936,796              8.19                11.9254        298,518       12.2080
$13.8125-$16.7500..........    989,647              8.13                15.2729        321,221       15.1771
$16.8750-$28.5625..........  1,119,321              9.17                19.2268        189,688       18.2815
                             ---------              ----               --------      ---------       -------
$0.0100-$28.5625...........  5,899,186              7.88               $11.9206      2,458,481       $9.5389
                             =========              ====               ========      =========       =======

    STOCK PURCHASE PLAN. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("Purchase Plan") allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is less. The maximum amount each employee may contribute during an

                           PHOENIX TECHNOLOGIES LTD.

NOTE 14.  STOCKHOLDERS' EQUITY (CONTINUED)
offering period is 10% of gross base pay. As of September 30, 2000, 1,234,314 shares had been issued under the Purchase Plan and 315,835 shares remained reserved for future issuance.

    DISCLOSURES OF STOCK-BASED COMPENSATION PLANS. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 2000, 1999 and 1998 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2000, 1999 and 1998:

                                                                EMPLOYEE STOCK                   EMPLOYEE STOCK
                                                                   OPTIONS                       PURCHASE PLAN
                                                        ------------------------------   ------------------------------
                                                          2000       1999       1998       2000       1999       1998
                                                        --------   --------   --------   --------   --------   --------
Expected life from vest date (in years)...............    0.70       0.70       0.70       0.50       0.50       0.50
Risk-free interest rate...............................     6-7%       5-6%       5-6%       6-7%       5-6%       5-6%
Volatility............................................    0.88       0.56       0.57       0.88       0.56       0.57
Dividend yield........................................    NONE       None       None       NONE       None       None

    The weighted average estimated fair value of employee stock options granted during fiscal 2000, 1999 and 1998, was $9.60, $3.48 and $4.95 per share, respectively. The weighted average estimated fair value of shares granted under the Purchase Plan during fiscal 2000, 1999 and 1998 was $5.07, $2.58 and $3.98, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS 123, the Company's net income and net income per share would have been as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income (loss):
  As reported...............................................   $20,902     $1,804      $   722
  Pro forma.................................................    19,290       (370)      (7,583)

Basic earnings (loss) per share:
  As reported...............................................   $  0.85     $ 0.07      $  0.03
  Pro forma.................................................      0.78      (0.01)       (0.31)

Diluted earnings (loss) per share:
  As reported...............................................   $  0.77     $ 0.07      $  0.03
  Pro forma.................................................      0.71      (0.01)       (0.29)

NOTE 15.  RETIREMENT PLANS

    The Company has a retirement plan ("401(k) Plan") that is qualified under
Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In

                           PHOENIX TECHNOLOGIES LTD.

NOTE 15.  RETIREMENT PLANS (CONTINUED)
addition, the Company's contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four-year period, which starts with the participant's employment start date with the Company. Effective January 1, 2000, the Company matches employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary, up to a maximum company match of $3,000 annually. The Company's contributions to the 401(k) Plan for fiscal 2000, 1999 and 1998 were $763,000, $367,000 and $348,000, respectively.

NOTE 16.  SUBSEQUENT EVENT

    In November 2000, inSilicon entered into an agreement to acquire Xentec. Inc. ("Xentec"), a privately held developer of analog and mixed-signal intellectual property. Under the terms of the Xentec agreement, inSilicon will issue 634,056 shares of common stock and assume options to purchase an additional 96,004 shares in exchange for all outstanding Xentec shares and options as of the date of closing, which is currently anticipated to be in December 2000. Also, inSilicon will issue up to an additional 415,000 shares of common stock to the selling stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones.

    The Xentec acquisition will be accounted for as a purchase. The initial excess purchase price over tangible net assets acquired will be capitalized as goodwill and other intangible assets, and amortized over three to six-year periods. In addition, inSilicon will record approximately $150,000 per quarter of stock-based compensation charges over the four quarters subsequent to the closing of the acquisition related to the intrinsic value of inSilicon options exchanged for Xentec options and certain stock-based retention programs.

    Also in November 2000, inSilicon entered into an agreement to acquire the wireless design group of HD Lab, K.K. ("HD Lab"). Under the terms of the HD Lab agreement, inSilicon paid $1,530,000 to acquire certain Bluetooth baseband technology under development by HD Lab. inSilicon also entered into employment agreements to hire the team of Bluetooth development employees from HD Lab. The cost of the technology acquired will be capitalized and amortized over the future revenue anticipated to be generated from the underlying developed technology.

                                  SCHEDULE II
                           PHOENIX TECHNOLOGIES LTD.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                         BALANCE AT
                                        BEGINNING OF                                           BALANCE AT END
YEAR ENDED                                  YEAR       PROVISIONS   DEDUCTIONS(1)    OTHER        OF YEAR
----------                              ------------   ----------   -------------   --------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

September 30, 2000....................     $1,460         $272          $(877)       $ (65)        $ 790

September 30, 1999....................      1,113          709           (362)          --         1,460

September 30, 1998....................        697          355            (39)         100         1,113

------------------------

(1) Deductions primarily represent the write-off of uncollectable accounts receivable.