Form 10-Q
period 2000-12-31
PHOENIX TECHNOLOGIES LTD
filed 2001-02-14
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
             (Exact name of Registrant as specified in its charter)

             Delaware                                 04-2685985
----------------------------------      ----------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                411 EAST PLUMERIA DRIVE, SAN JOSE, CALIFORNIA  95134
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

                    YES   X             NO
                         ---              ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.001                           25,146,051
-----------------------------------            ---------------------------------
             Class                              Number of Shares Outstanding at
                                                        January 31, 2001

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX
                                      -----


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31, 2000 and September 30, 2000.....................................................3

              Condensed Consolidated Statements of Income for the
              Three Months Ended December 31, 2000 and 1999................................................4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2000 and 1999................................................5

              Notes to Condensed Consolidated Financial Statements.........................................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................14

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits....................................................................................15

              Reports on Form 8-K.........................................................................15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                               December 31,             September 30,
                                                                                   2000                     2000
                                                                             -----------------        -----------------
                                            Assets                              (unaudited)
    Current Assets:
        Cash and cash equivalents                                                $     58,883             $     55,017
        Short-term investments                                                         35,126                   52,701
        Accounts receivable, net of allowance of $931 at
             December 31, 2000 and $790 at September 30, 2000                          37,172                   39,868
        Deferred income taxes                                                           3,926                    3,926
        Other current assets                                                            5,738                    4,494
                                                                                --------------           --------------
                     Total current assets                                             140,845                  156,006

    Investments                                                                         4,973                    4,473
    Property and equipment, net                                                        12,871                   13,272
    Computer software cost, net                                                         6,967                    5,385
    Goodwill and other intangible assets, net                                          18,713                    7,937
    Other assets                                                                       11,894                   11,687
                                                                                --------------           --------------
                     Total assets                                               $     196,263            $     198,760
                                                                                ==============           ==============

                             Liabilities and Stockholders' Equity
    Current Liabilities:
        Accounts payable                                                         $      3,867             $      3,945
        Accrued compensation and related liabilities                                    8,835                   10,554
        Deferred revenue                                                                4,771                    4,733
        Other accrued liabilities                                                       5,882                    6,988
        Income taxes payable                                                            5,037                    5,254
                                                                                --------------            -------------
                     Total current liabilities                                         28,392                   31,474

    Long-term obligations                                                               1,368                    1,449
    Long-term deferred tax liabilities                                                  4,181                    3,865
                                                                                --------------            -------------
                     Total liabilities                                                 33,941                   36,788

    Minority Interest                                                                  15,889                   13,672

    Stockholders' equity:
     Preferred stock, $.10 par value, 500 shares
       authorized, none issued or outstanding                                              --                       --
     Common stock, $.001 par value, 60,000 shares authorized, 24,863 and
       25,608 issued and outstanding at December 31, 2000 and September 30, 2000           25                       26
     Additional paid-in capital                                                       163,019                  153,534
     Retained earnings                                                                 59,401                   53,890
     Accumulated other comprehensive loss                                              (1,347)                    (380)
     Less: Cost of treasury stock (4,405 shares at December 31, 2000 and
       3,377 shares at September 30, 2000)                                            (74,665)                 (58,770)
                                                                                --------------           --------------
                     Total shareholders' equity                                       146,433                  148,300
                                                                                --------------           --------------
                     Total liabilities and shareholders' equity                 $     196,263            $     198,760
                                                                                ==============           ==============

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                                               Three months ended
                                                                                  December 31,
                                                                       -----------------------------------
                                                                           2000                  1999
                                                                       -------------         -------------
   Revenue:
       License fees                                                   $   33,877            $   27,382
       Services                                                            4,898                 4,989
                                                                    -------------         -------------
                Total revenue                                             38,775                32,371

   Cost of revenue:
       License fees                                                          417                 1,478
       Services                                                            3,633                 4,022
       Amortization of purchased technology                                  314                   314
                                                                    -------------         -------------
                Total cost of revenue                                      4,364                 5,814
                                                                    -------------         -------------

   Gross margin                                                           34,411                26,557

   Operating expenses:
       Research and development                                           10,934                10,504
       Sales and marketing                                                 9,763                 6,957
       General and administrative                                          5,490                 4,709
       Amortization of goodwill and acquired intangible assets               555                   555
       Stock-based compensation                                              444                   327
                                                                    -------------         -------------
                Total operating expenses                                  27,186                23,052
                                                                    -------------         -------------

   Income from operations                                                  7,225                 3,505
   Interest and other income, net                                            590                   535
   Minority interest                                                         108                    --
                                                                    -------------         -------------
   Income before income taxes                                              7,923                 4,040
   Provision for income taxes                                              2,412                 1,291
                                                                    -------------         -------------
   Net income                                                          $   5,511             $   2,749
                                                                    =============         =============
   Earnings per share:
       Basic                                                           $    0.22             $    0.11
                                                                    =============         =============
       Diluted                                                         $    0.21             $    0.10
                                                                    =============         =============

   Weighted average number of shares used in computations:
       Basic                                                              25,096                24,128
                                                                    =============         =============
       Diluted                                                            26,636                26,332
                                                                    =============         =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                      Three months ended
                                                                                         December 31,
                                                                         -----------------------------------------------
                                                                              2000                         1999
                                                                         ------------------         --------------------
      Cash flows from operating activities:
         Net income                                                         $        5,511           $        2,749
         Reconciliation to net cash provided by operating activities:
              Depreciation and amortization                                          2,103                    2,912
              Minority interest                                                       (108)                      --
              Deferred income tax                                                      316                       --
              Change in operating assets and liabilities:
                   Accounts receivable                                               2,696                    2,271
                   Other assets                                                     (1,451)                    (537)
                   Accounts payable                                                    (78)                    (591)
                   Accrued compensation and related liabilities                      (1,719)                  (1,625)
                   Other accrued liabilities                                        (1,068)                  (1,516)
                   Income taxes payable                                               (217)                     280
                                                                         ------------------        -----------------
              Net cash provided by operating activities                              5,985                    3,943

      Cash flows from investing activities:
         Proceeds from sales of investments                                        109,740                   16,234
         Purchases of investments                                                  (92,665)                  (4,277)
         Purchases of property and equipment                                        (1,008)                    (527)
         Additions to computer software costs                                       (1,898)                    (144)
         Acquisition of Xentec, Inc., net of cash acquired                          (2,933)                       --
                                                                         ------------------        -----------------
              Net cash provided by investing activities                             11,236                   11,286

      Cash flows from financing activities:
         Proceeds from common stock issuance under stock option and
              stock purchase plans                                                   3,554                    4,005
         Repurchases of common stock                                               (15,895)                  (6,289)
         Repayment of notes payable                                                    (47)                       --
                                                                         ------------------        -----------------
              Net cash used in financing activities                                (12,388)                  (2,284)
                                                                         ------------------        -----------------
      Effect of exchange rate changes on cash and cash equivalents                    (967)                     237
                                                                         ------------------        -----------------
      Net increase in cash and cash equivalents                                      3,866                   13,182

      Cash and cash equivalents at beginning of period                              55,017                   24,873
                                                                         ------------------        -----------------
      Cash and cash equivalents at end of period                            $       58,883           $       38,055
                                                                         ==================        =================


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   DESCRIPTION OF BUSINESS

        Phoenix Technologies Ltd. (together with its subsidiaries, "Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. Its software provides compatibility, connectivity, security and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives. The Company has three business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements as of December 31, 2000 and for the three months ended December 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three months period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001, or for any other future period.

EARNINGS PER SHARE

        Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method.

RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation.

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

        In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, (the Statements) which establish accounting and reporting standards for derivative instruments and for hedging activities. The Statements require that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company does not hold any derivative financial instrument and does not engage in hedging activities. Accordingly, the adoption of the Statements does not have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3    PURCHASE COMBINATIONS

        In December 2000, inSilicon Corporation ("inSilicon"), a majority owned subsidiary of the Company acquired Xentec, Inc. and HD Lab, K.K. for a total purchase price of $12.6 million, paid in inSilicon common stock and cash.

        The condensed consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

NOTE 4.   EARNINGS PER SHARE

        The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (in thousands, except per share amounts):


                                                                Three Months Ended
                                                                    December 31,
                                                         ------------------------------
                                                             2000              1999
                                                         -------------     ------------
   Net income                                               $ 5,511          $ 2,749
                                                         =============     ============

   Weighted average common shares
        outstanding                                          25,096           24,128
   Effect of dilutive securities (using the treasury
        stock method):
     Stock options                                            1,366            2,002
     Warrants                                                   174              202
                                                         -------------     ------------
          Total dilutive securities                           1,540            2,204
                                                         -------------     ------------
   Weighted average diluted common and
      equivalent shares outstanding                          26,636           26,332
                                                         =============     ============
 Earnings per share:
    Basic                                                   $  0.22          $  0.11
                                                         =============     ============
    Diluted                                                 $  0.21          $  0.10
                                                         =============     ============

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)



NOTE 5.   COMPREHENSIVE INCOME

          Following are the components of comprehensive income (in thousands):


                                                                              Three Months Ended
                                                                                  December 31,
                                                                      ------------------------------------
                                                                            2000                1999
                                                                      ----------------    ----------------
   Net income                                                              $ 5,511              $ 2,749
   Change in accumulated translation and foreign
   currency adjustments                                                       (967)                 410
                                                                      ----------------    ----------------
      Comprehensive income                                                 $ 4,544              $ 3,159
                                                                      ================    ================

NOTE 6.   SEGMENT REPORTING

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

        PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. The Platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

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

        PHOENIXNET-TM-: Provides worldwide PC users with a solution to configure their web browsers and desktops, directs users to web destinations, offers software download tools through a graphical launch screen, and provides the licensing of machine profile data.

                            PHOENIX TECHNOLOGIES LTD.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)



        The Company evaluates operating segment performance based on revenue and operating income (in thousands):


                                                                     Three Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                  2000               1999
                                                               -------------    --------------

Revenue:
   Platform Enabling                                              $32,858            $27,114
   inSilicon                                                        5,055              5,257
   PhoenixNet                                                         862                 --
                                                               -------------    --------------
   Total                                                          $38,775           $ 32,371
                                                               =============    ==============



                                                                     Three Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                    2000              1999
                                                               -------------   ---------------

Income (loss) from operations before restructuring charges:
   Platform Enabling                                                $11,023           $7,640
   inSilicon                                                           (937)          (1,058)
   PhoenixNet                                                        (2,861)          (3,077)
                                                               -------------   ---------------

   Total                                                            $ 7,225          $ 3,505
                                                               =============   ===============

        The Company also reports revenue by geographic area, which is categorized into three regions: North America, Asia and Europe (in thousands):


                                                                     Three Months Ended
                                                                        December 31,
                                                               -------------------------------
                                                                  2000             1999
                                                               -------------   ---------------
Revenue:
   North America                                                  $10,381            $ 7,616
   Asia                                                            26,626             22,108
   Europe                                                           1,768              2,647
                                                               -------------   ---------------
   Total                                                          $38,775            $32,371
                                                               =============   ===============


NOTE 7.   STOCK REPURCHASE PROGRAM

        In fiscal 2000, the Board of Directors authorized a program to utilize approximately $30 million of the Company's cash to repurchase outstanding shares of its common stock over a 24-month period. Under this program, the Company repurchased approximately 1,011,000 shares during fiscal 2000 at a cost of $16.6 million. The Company has repurchased an additional 1,028,400 shares during the three months ended December 31, 2000 at a cost of $15.9 million. As of December 31, 2000, the fiscal 2000 repurchase program was completed and terminated.

NOTE 8.   SUBSEQUENT EVENT

        In February 2001, the Board of Directors authorized a program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Report on Form 10-Q, including without limitation the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21 (E) of the Securities Exchange Act 1934, as amended. These statements include, but are not limited to, statements concerning increases in research and development activities, future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of increased sales to original equipment manufacturers, and plans to improve and enhance existing products and develop new products.

        These forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for Phoenix's products, increased competition, lower prices and margins, failure to successfully develop and market new product and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, and failure to retain and recruit key employees. For a more detailed discussion of certain risks associated with the Company's business, see the "Business Risks" section of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

COMPANY OVERVIEW

        Phoenix Technologies Ltd. (together with its subsidiaries, "Phoenix" or the "Company") is a global leader in system-enabling software solutions for PCs and connected digital devices. Its software provides compatibility, connectivity, security and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives. The Company has three business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing.

        The Company's operations include the following:

        PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of PCs, internet appliances, embedded systems, and other connected digital devices. The Platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

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

        PHOENIXNET-TM-: Provides worldwide PC users with a solution to configure their web browsers and desktops, directs users to web destinations, offers software download tools through a graphical launch screen, and provides the licensing of machine profile data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUE

        The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenue by segment for the three month periods ended December 31, 2000 and 1999, were as follows (dollars in thousands):


                                                                                       % of Consolidated
                                                    Amount                                   Revenue
                                         ---------------------------                -------------------------
  Three months ended December 31:            2000           1999       % CHANGE        2000          1999
                                         ------------- ------------- -------------- ------------  -----------
     Platform Enabling                      $32,858        $27,114        21.2%        84.7%        83.8%
     inSilicon                                5,055          5,257        -3.8%        13.1%        16.2%
     PhoenixNet                                 862             --          N/A         2.2%          --
                                         ------------- -------------                ------------  -----------
          Total revenue                     $38,775        $32,371        19.8%         100%         100%
                                         ============= =============                ============  ===========

        The increase in Platform Enabling revenue in the first quarter of fiscal 2001 of 21.2% over the comparable period of fiscal 2000 was primarily due to increased sales of system enabling software used primarily in personal computers. inSilicon revenue, net of intercompany transactions, declined due largely to a decrease in non-recurring engineering work for a significant customer. PhoenixNet first generated revenues in the second quarter of fiscal 2000.

        Revenue by geographic region for the quarter ended December 31, 2000 and 1999, was as follows (dollars in thousands):


                                                                                       % of Consolidated
                                                    Amount                                   Revenue
                                         ---------------------------                -------------------------
  Three months ended December 31:            2000           1999       % CHANGE        2000          1999
                                         ------------- ------------- -------------- ------------  -----------
  North America                             $10,381        $7,616         36.3%        26.8%        23.5%
  Asia                                       26,626        22,108         20.4%        68.7%        68.3%
  Europe                                      1,768         2,647        -33.2%         4.5%         8.2%
                                         ------------- -------------                ------------  -----------
      Total revenue                         $38,775       $32,371         19.8%         100%         100%
                                         ============= =============                ============  ===========

        During the three months ended December 31, 2000, North American and Asian revenue increased while European revenue declined. This was due primarily to the outsourcing of system design and manufacturing to Asian personal computer and motherboard manufacturers, growth in Japanese personal computer shipments in the Platform enabling segment and a shift in revenue from the European market to the Asian market.

        One customer accounted for 20% of total revenue during the three-month period ended December 31, 2000. One customer accounted for more than 11% of revenue during the three-month period ended December 31, 1999.

GROSS MARGIN

        Gross margin as a percentage of revenue for the three-month period ended December 31, 2000 increased to 88.7% from 82.0% in the comparable period of fiscal 2000. Included in the costs of revenue was $0.3 million of amortization of purchased technology arising from the acquisition of Sand Microelectronics, Inc. for both three-month periods ended December 31, 2000 and 1999. Also included in the costs of revenue in the quarter ended December 31, 1999 was $0.6 million of non-recurring Year 2000 ("Y2K") support cost. Gross margin as a percentage of revenue before the amortization of purchased technology and Y2K support costs was 89.6% and 84.8% for the three months ended December 31, 2000 and 1999, respectively. The increase in gross margin was due primarily to shifts in license revenue mix.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and development expenses for the three-month period ended December 31, 2000 increased by $0.4 million over the prior year quarter, but as a percentage of revenue fell to 28.2% from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

32.4%. The percentage decrease was primarily due to improvement in product and resource management resulting in lower headcount and the relocation of research and development centers to Asia and Japan where costs are lower.

SALES AND MARKETING EXPENSES

        Sales and marketing expenses for the three-month period ended December 31, 2000 increased by $2.8 million from the comparable period in fiscal 2000. As a percentage of revenue, sales and marketing expenses increased from 21.5% in the three-month period ended December 31, 1999 to 25.2% in the current quarter. The increase in sales and marketing expense was principally due to an increase in the size of the Company's direct sales force and related commissions and the expansion of our distribution channels to position the Company for growth in markets beyond the PC market. Management has made a conscious effort to increase sales and marketing efforts through the reallocation of resources.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the three-month period ended December 31, 2000, increased by $0.8 million from the comparable period in fiscal 2000. As a percentage of revenue, general and administrative expenses decreased from 14.5% to 14.2% in the three-month period ended December 31, 2000 compared to the quarter ended December 31, 1999. The slight percentage decrease was due to efficiency improvement in infrastructure costs.

AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Amortization of goodwill and acquired intangible assets included in operating expense was $0.6 million for both the first quarters of fiscal 2001 and 2000. Amortization of goodwill and acquired intangible asset relates primarily to the acquisition of Sand Microelectronics, Inc. in September 1998.

STOCK-BASED COMPENSATION

        The stock-based compensation charges in both quarters presented were mostly due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

INTEREST AND OTHER INCOME, NET

        Interest and other income, net, for the three month period ended December 31, 2000 increased 10.3% from the comparable period in fiscal 2000 primarily due to improved interest income related to higher cash balances as a result of the proceeds inSilicon received from the initial public offering of inSilicon stock in the second quarter of fiscal 2000, offset by foreign currency exchange losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR INCOME TAXES

        The Company recorded an income tax provision of $2.4 million for three-month period ended December 31, 2000, as compared to $1.3 million in the comparable period in fiscal 2000. The provisions for income taxes reflect effective tax rates of 30.9% and 32.0%, respectively. The decrease in the effective tax rate is immaterial. For federal income tax purposes, the Company does not file a consolidated return with inSilicon as the Company owns less than 80% of the voting stock issued and outstanding as of December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, the Company' principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $94 million. Cash and cash equivalents of $58.9 million as of December 31, 2000 included $12.4 million restricted and owned by inSilicon. The primary sources of cash during the first three months of fiscal 2001 were $6.0 million from operating activities, net sales of short-term investments of $17.1 million and proceeds from issuance of stock under various stock plans of $3.6 million. The primary uses of cash during the first three months of fiscal 2001 were $15.9 million for the repurchase of common stock, $2.9 million for the purchase of property, equipment and computer software and $2.9 million for the acquisition of Xentec, Inc.

        The Company believes that current cash, short-term investment balances and cash flow from operations will be sufficient to meet its operating and capital requirements on a short-term and long-term basis.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For financial market risks related to changes in interest rate, foreign currency exchange rates, and investment, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          (a)   None
          (b)   Reports on Form 8-K.
                The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURE
---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOENIX TECHNOLOGIES LTD.

Date: February 14, 2001
                                       By:  /s/ JOHN M. GREELEY
                                            ---------------------------
                                            John M. Greeley
                                            Senior Vice President
                                            and Chief Financial Officer