Form 10-Q
period 2001-03-31
PHOENIX TECHNOLOGIES LTD
filed 2001-05-14
CIK 832767

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.001	25,076,395
Class	Number of Shares Outstanding at April 30, 2001

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to Vote of Security Holders	17
Item 6.	Exhibits and Report on Form 8-K
	Exhibits	18
	Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2001	September 30, 2000
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$42,660	$55,017
Short-term investments	31,289	52,701
Accounts receivable, net of allowances of $1,205 at March 31, 2001 and $790 at September 30, 2000	28,220	39,868
Deferred income taxes	3,926	3,926
Other current assets	5,104	4,494

Total current assets	111,199	156,006
Investments	4,475	4,473
Property and equipment, net	13,323	13,272
Computer software cost, net	17,985	5,385
Goodwill and other intangible assets, net	28,956	7,937
Deferred Tax Assets—non current	10,287	10,287
Other assets	2,077	1,400

Total assets	$188,302	$198,760

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,540	$3,945
Accrued compensation and related liabilities	8,178	10,554
Deferred revenue	6,199	4,733
Other accrued liabilities	6,201	6,988
Income taxes payable	1,643	5,254

Total current liabilities	25,761	31,474
Long-term obligations	509	1,449
Deferred Income Taxes	3,277	3,865

Total liabilities	29,547	36,788

Minority Interest	15,245	13,672

Stockholders' equity:
Preferred stock, $.10 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 60,000 shares authorized, 25,328 and 25,608 issued and outstanding at March 31, 2001 and September 30, 2000	25	26
Additional paid-in capital	164,325	153,534
Retained earnings	55,005	53,890
Accumulated other comprehensive loss	(1,180)	(380)
Less: Cost of treasury stock (4,405 shares at March 31, 2001 and 3,377 shares at September 30, 2000)	(74,665)	(58,770)

Total stockholders' equity	143,510	148,300

Total liabilities and stockholders' equity	$188,302	$198,760

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Revenue:
License fees	$21,423	$30,844	$55,300	$58,226
Services	4,338	3,881	9,236	8,870

Total revenue	25,761	34,725	64,536	67,096
Cost of revenue:
License fees	715	244	1,132	1,722
Services	3,758	4,692	7,391	8,714
Amortization of purchased technology	322	314	636	628

Total cost of revenue	4,795	5,250	9,159	11,064

Gross margin	20,966	29,475	55,377	56,032

Operating expenses:
Research and development	11,510	9,704	22,444	20,208
Sales and marketing	10,023	7,707	19,786	14,664
General and administrative	6,350	4,849	11,840	9,565
Amortization of goodwill and acquired intangible assets	1,085	562	1,640	1,110
Stock-based compensation	181	125	625	452

Total operating expenses	29,149	22,947	56,335	45,999

Income (loss) from operations	(8,183)	6,528	(958)	10,033
Interest and other income, net	746	810	1,336	1,345
Minority interest	661	25	769	25

Income (loss) before income taxes	(6,776)	7,363	1,147	11,403
Income tax expense (benefit)	(2,380)	2,356	32	3,647

Net income (loss)	$(4,396)	$5,007	$1,115	$7,756

Earnings (Loss) per share:
Basic	$(0.17)	$0.20	$0.04	$0.31

Diluted	$(0.17)	$0.17	$0.04	$0.28

Weighted average number of shares used in computations:
Basic	25,172	25,188	25,119	24,641

Diluted	25,172	28,682	26,536	27,717

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	2001	2000
Cash flows from operating activities:
Net income	$1,115	$7,756
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	5,156	4,432
Stock-based compensation	625	452
Minority interest	(769)	(25)
Deferred income tax	(588)	—
Change in operating assets and liabilities:
Accounts receivable	11,648	(4,931)
Other assets	(1,525)	433
Accounts payable	(405)	(508)
Accrued compensation and related liabilites	(2,376)	(2,273)
Other accrued liabilities	(2,518)	(6,299)
Deferred revenue	1,466	(190)
Income taxes payable	(3,611)	(756)

Net cash provided by (used in) operating activities	8,218	(1,909)

Cash flows from investing activities:
Proceeds from sales of investments	224,959	33,234
Purchases of investments	(203,547)	(39,933)
Purchases of property and equipment	(2,962)	(2,330)
Additions to computer software costs	(2,041)	(144)
Acquisition of businesses, net of cash acquired	(23,687)	—

Net cash used in investing activities	(7,278)	(9,173)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	37,714
Proceeds from common stock issuance under stock option and stock purchase plans	6,298	14,026
Repurchases of common stock	(15,895)	(6,289)
Repurchase of warrant	(2,900)	—

Net cash (used in) provided by financing activities	(12,497)	45,451

Effect of exchange rate changes on cash and cash equivalents	(800)	1,146

Net (decrease) increase in cash and cash equivalents	(12,357)	35,515
Cash and cash equivalents at beginning of period	55,017	24,873

Cash and cash equivalents at end of period	$42,660	$60,388

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    The accompanying condensed consolidated financial statements as of March 31, 2001 and for the three and six-months ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001, or for any other future period.

Earnings Per Share

    Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. The Company reported net loss for the three months ended March 31, 2001, the effects of outstanding options and warrant were not considered when calculating diluted net loss per share, as their inclusion would be anti-dilutive.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

    In the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establish accounting and reporting standards for derivative instruments and for hedging activities. The Company does not hold any derivative financial instrument and does not engage in hedging activities. Accordingly, the adoption of SFAS 133 does not have an impact on the Company's financial position, results of operations or cash flows.

NOTE 3. PURCHASE COMBINATIONS

    During the first six months of fiscal 2001, the Company completed a number of purchase acquisitions, which were accounted for as purchases. The amount allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding six years. The following is a summary of purchased transactions completed in fiscal 2001 (in millions):

Acquired Company	Total Purchase Consideration	Net Tangible Assets	Goodwill and Purchased Intangibles	Form of Consideration
By Phoenix:
Integrity Sciences, Inc.	$3.8	—	$3.8	$2.5 in cash and the balance in the Company's shares
Ravisent Technologies, Inc.	$17.8	$0.4	$17.4	$17.8 in cash
By inSilicon:
Xentec, Inc.	$11.8	$0.3	$11.6	$2.9 in cash and the balance in inSilicon shares and options
HD Lab, K.K.	$1.6	—	$1.6	$1.6 in cash

    The following unaudited, pro forma information shows the results of operations of the Company for the six month periods ended March 31, 2001 and 2000, as if the above acquisitions had occurred at the beginning of the period and at the purchase costs established at the time of acquisition.

	Six Months Ended March 31,
	2001	2000
Revenue	$64,652	$67,559
Net Income/(Loss)	$(2,012)	$4,403
Earnings (Loss) per share:
Basic	$(0.08)	$0.18
Diluted	$(0.08)	$0.16

NOTE 4. EARNINGS (LOSS) PER SHARE

    The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net income (loss)	$(4,396)	$5,007	$1,115	$7,756

Weighted average common shares outstanding	25,172	25,188	25,119	24,641
Effect of dilutive securities (using the treasury stock method):
Stock options	—	2,786	1,417	2,562
Warrants	—	708	—	514

Total dilutive securities	—	3,494	1,417	3,076

Weighted average diluted common and equivalent shares outstanding	25,172	28,682	26,536	27,717

Earnings (Loss) per share:
Basic	$(0.17)	$0.20	$0.04	$0.31

Diluted	$(0.17)	$0.17	$0.04	$0.28

NOTE 5. COMPREHENSIVE INCOME (LOSS)

    Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Net income (loss)	$(4,396)	$5,007	$1,115	$7,756
Change in accumulated translation and foreign currency adjustments	167	259	(800)	669

Comprehensive income (loss)	$(4,229)	$5,266	$315	$8,425

NOTE 6. SEGMENT REPORTING

    Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company has three reportable segments: Platform Enabling, inSilicon and PhoenixNet™.

    Platform Enabling:  Provides system-enabling software that is used in the design, deployment and ongoing operation of personal computers, Internet appliances, embedded systems, and other connected devices. The platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

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

    PhoenixNet™:  Provides security infrastructure that offers practical solutions to secure network access through strong password technology and easy-to-deploy device authentication.

    The Company evaluates operating segment performance based on revenue and operating income (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Revenue:
Platform Enabling	$20,398	$29,158	$53,256	$56,272
inSilicon	5,289	5,428	10,344	10,685
PhoenixNet	74	139	936	139

Total	$25,761	$34,725	$64,536	$67,096

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Income (Loss) from operations:
Platform Enabling	$(406)	$9,031	$10,617	$16,671
inSilicon	(3,576)	(750)	(4,513)	(1,808)
PhoenixNet	(4,201)	(2,353)	(7,062)	(5,430)
Reversal of Y2K accrual	—	600	—	600

Total	$(8,183)	$6,528	$(958)	$10,033

NOTE 7. STOCK REPURCHASE PROGRAM

    During the quarter ended December 31, 2000, the Company repurchased 1,028,400 shares of its common stock at a cost of $15.9 million, under a program that was authorized by the Board of Directors in fiscal 2000. As of December 31, 2000, the fiscal 2000 repurchase program was completed and terminated.

    In February 2001, the Board of Directors authorized an additional program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period. No repurchase of shares have been made under this authorization as of March 31, 2001. Also, in February, the Company repurchased from Intel Corporation an outstanding warrant during fiscal 2001 to purchase 1,073,965 shares of Phoenix Technologies common stock for approximately $2.9 million.

NOTE 8. SUBSEQUENT EVENTS

Workforce Reduction

    In April 2001, the Company approved a plan to reduce its global workforce by approximately 10%. As a result of this workforce reduction, the Company expects to incur a charge to operations of approximately $2.0 million in the third quarter of fiscal 2001.

inSilicon

    In April 2001, the Company announced its decision to seek strategic alternatives with respect of its investment in inSilicon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-Q, including without limitation the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21 (E) of the Securities Exchange Act 1934, as amended. These statements include, but are not limited to, statements concerning increases in research and development activities, future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of increased sales to original equipment manufacturers, and plans to improve and enhance existing products and develop new products.

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

    PhoenixNet™:  Provides security infrastructure that offers practical solutions to secure network access through strong password technology and easy-to-deploy device authentication.

Results of Operations

Revenue

    The Company's products are generally designed into personal computer systems, information appliances and semiconductors. License fees and services revenue by segment for the three and six-month periods ended March 31, 2001 and 2000, were as follows (dollars in thousands):

				% of Consolidated Revenue
	Amount
Three months ended March 31:			% Change
	2001	2000		2001	2000
Platform Enabling	$20,398	$29,158	-30.0%	79.2%	84.0%
inSilicon	5,289	5,428	-2.6%	20.5%	15.6%
PhoenixNet	74	139	-46.8%	0.3%	0.4%

Total revenue	$25,761	$34,725	-25.8%	100%	100%

				% of Consolidated Revenue
	Amount
Six months ended March 31:			% Change
	2001	2000		2001	2000
Platform Enabling	$53,256	$56,272	-5.4%	82.5%	83.9%
inSilicon	10,344	10,685	-3.2%	16.0%	15.9%
PhoenixNet	936	139	573.4%	1.5%	0.2%

Total revenue	$64,536	$67,096	-3.8%	100%	100%

    The decline in consolidated revenue is primarily attributable to a slower global economy, particularly in Asia in the Platform Enabling segment. Platform Enabling revenue in the second quarter and first six months of fiscal 2001 decreased by 30.0% and 5.4%, respectively, from comparable periods of fiscal 2000, due primarily to lower revenue particularly from Japanese PC makers. inSilicon revenue, net of intercompany transactions, declined due primarily to semiconductor and systems customers experiencing slower demand and uncertainty in the US market. PhoenixNet revenue decreased in the second quarter of fiscal 2001 primarily due to decreased Internet activity on the websites of PhoenixNet's customers. PhoenixNet first generated revenue in the second quarter of fiscal 2000.

    Revenue by geographic region for the three and six-month periods ended March 31, 2001 and 2000, was as follows (dollars in thousands):

				% of Consolidated Revenue
	Amount
Three months ended March 31:			% Change
	2001	2000		2001	2000
North America	$9,684	$9,558	1.3%	37.6%	27.5%
Japan	4,318	10,966	-60.6%	16.8%	31.6%
Taiwan	6,441	10,850	-40.6%	25.0%	31.2%
Other countries in Asia	2,203	889	147.8%	8.5%	2.6%
Europe	3,115	2,462	26.5%	12.1%	7.1%

Total revenue	$25,761	$34,725	-25.8%	100%	100%

				% of Consolidated Revenue
	Amount
Six months ended March 31:			% Change
	2001	2000		2001	2000
North America	$20,065	$17,174	16.8%	31.1%	25.6%
Japan	18,505	21,821	-15.2%	28.7%	32.5%
Taiwan	15,682	21,354	-26.6%	24.3%	31.8%
Other countries in Asia	5,401	1,638	229.5%	8.4%	2.4%
Europe	4,883	5,109	-4.4%	7.6%	7.6%

Total revenue	$64,536	$67,096	-3.8%	100%	100%

    During the three-month period ended March 31, 2001, North America revenues were flat, Japan and Taiwan revenues decreased while Europe and rest of Asia revenue increased compared to fiscal 2000. The PC markets in Japan and Taiwan were more sensitive to the changes in the economic conditions compared to other regions.

    One customer accounted for 13% of total revenue for the six-month period ended March 31, 2001. For the three and six-month periods ended March 31, 2000, another customer accounted for 12% of total revenue.

Gross Margin

    Gross margin as a percentage of revenue for the three-month period ended March 31, 2001 decreased to 81.4% from 84.9% for the comparable period in fiscal 2000, primarily attributable to a decline in license revenue, partially offset by a decrease in services costs. Gross margins as a percentage of revenue for the six-month period ended March 31, 2001 increased to 85.8% from 83.5% compared to fiscal 2000, primarily due to a shift in revenue mix to higher margin product.

    Cost of revenue included amortization of purchased technology from the acquisition of Sand Microelectronics, Inc. of $0.3 million and $0.6 million for the three and six-month periods ended March 31, 2001 and 2000, respectively, and a reversal of non-recurring Y2K support costs of $0.6 million. Gross margin as a percentage of revenue before the amortization of purchased technology and the Y2K support costs reversal, was 82.6% and 86.8% for the three and six-month periods ended March 31, 2001, respectively, and 84.1% and 83.6% for the comparable periods of fiscal 2000.

Research and Development Expenses

    Research and development expenses for the second quarter of 2001 increased 19% to $11.5 million from $9.7 million in the same quarter a year ago. Research and development expenses in the first six months of 2001 increased by 12% to $22.4 million from $20.2 million in the first six months of 2000. The increases between the periods reflected additional inSilicon expenses related to its recent acquisitions, on-going incremental development efforts associated with the Company's system enabling software, and the Company's additional investment in information appliance technologies. As a percentage of revenue, research and development expenses increased to 44.7% and 34.8% from 28.0% and 30.1% for the comparable periods of fiscal 2000, primarily due to higher expenses as noted above and a decline in revenue.

Sales and Marketing Expenses

    Sales and marketing expenses for the three and six-month periods ended March 31, 2001 increased by $2.3 million and $5.1 million, respectively, from the comparable periods in fiscal 2000. As a percentage of revenue, sales and marketing expenses in the three and six-month periods ended March 31, 2001 increased to 38.9% and 30.7% from the 22.2% and 21.9% for the comparable periods of fiscal 2000. The increase is due primarily to an increase in the size of the Company's direct sales force to position the Company for growth in security and information appliance markets. Management has made a conscious effort to increase sales and marketing efforts through the reallocation of resources.

General and Administrative Expenses

    General and administrative expenses for the three and six month periods ended March 31, 2001 increased by $1.5 million and $2.3 million, respectively, from the comparable periods in fiscal 2000. The increase in the second quarter of fiscal year 2001 is mainly attributable to higher inSilicon expenses related primarily to an increase in the bad debt provision and addition of new personnel and investment in infrastructure. As a percentage of revenue, general and administrative expenses in the three and six-month periods ended March 31, 2001 increased to 24.6% and 18.3%, respectively, from the 14.0% and 14.3% for the comparable periods of fiscal 2000, primarily due to lower revenue in fiscal 2001.

Amortization of goodwill and acquired intangible assets

    Amortization of goodwill and acquired intangible assets included in operating expense was $1.1 million and $1.6 million for the three and six-month periods of fiscal 2001, respectively, as compared to $0.6 million and $1.1 million for the comparable periods of fiscal 2000. Amortization of goodwill and acquired intangible assets relates primarily to various purchase acquisitions (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Stock-Based Compensation

    The stock-based compensation charges in both the three and six-month periods ended during fiscal years' 2001 and 2000 were mostly due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

Interest and Other Income, Net

    Interest and other income, net, for the three and six-month periods ended March 31, 2001, decreased 7.9% and 0.7%, respectively, from the comparable periods in fiscal 2000, primarily due to a decrease in cash balance as the Company continues to fund the stock repurchase program and to make additional acquisitions.

Provision for Income Taxes

    The Company's effective tax rates, excluding minority interest, for the three and six months ended March 31, 2001 were 32% and 8%, respectively, compared with 32% for each of the same periods of 2000. The amount associated with the difference in tax rates for the six-month periods ended March 31, 2001 and 2000 is immaterial. For federal income tax purposes, the Company does not file a consolidated return with inSilicon as the Company owns less than 80% of the voting stock issued and outstanding as of March 31, 2001.

Liquidity and Capital Resources

    At March 31, 2001, the Company's principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $73.9 million. Cash and cash equivalents of $42.6 million as of March 31, 2001 included $33.0 million restricted and owned by inSilicon. The primary sources of cash during the first six months of fiscal 2001 were $8.2 million from operating activities, net sales of short-term investments of $21.4 million and proceeds from issuance of common stock under various stock plans of $6.3 million. The primary uses of cash during the first six months of fiscal 2001 were $23.7 million to fund certain acquisitions (see Note 3 to Condensed Financial Statements), $18.8 million for the repurchase of common stock and warrant, and $5.0 million for the purchase of property, equipment and computer software.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held an Annual Meeting of its Stockholders on February 6, 2001, at which the following occurred:

ELECTION OF DIRECTORS: The stockholders elected Taher Elgamal and Anthony Sun as Class 2 Directors to serve until the 2004 Annual Meeting of Stockholders. The vote on the matter was as follows:

Taher Elgamal
FOR	25,467.369
WITHHOLD	376,079
Anthony Sun
FOR	23,157,785
WITHHOLD	2,685,663

    The following individuals continue their term as directors:

    George C. Huang
    Edmund P. Jensen
    Anthony P. Morris
    Albert E. Sisto
    Shih-Chien Yang

APPROVAL OF THE AMENDMENT TO THE 1999 STOCK PLAN: The stockholders approved the amendment to the 1999 Stock Plan to increase the number of shares reserved for issuance thereunder by an additional 850,000 shares. The vote on the matter was as follows:

FOR	10,008,684
AGAINST	7,533,411
ABSTAIN	221,436

APPROVAL OF THE AMENDMENT TO THE 1999 DIRECTOR OPTON PLAN: The stockholders approved the amendment to the 1999 Director Option Plan to increase the number of shares reserved for issuance thereunder by an additional 90,000 shares. The vote on the matter was as follows:

FOR	15,152,301
AGAINST	2,388,969
ABSTAIN	222,261

APPOINTMENT OF INDEPENDENT AUDITORS: The stockholders ratified the selection of Ernst & Young LLP as the Company's independent public accountants for the current fiscal year. The vote on the matter was as follows:

FOR	25,801,921
AGAINST	21,890
ABSTAIN	19,637

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)
    None

    (b)
    Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the six months ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.
Date:	May 14, 2001
		By:	/s/ JOHN M. GREELEY John M. Greeley Senior Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
  SIGNATURE