Form 10-Q
period 2001-06-30
PHOENIX TECHNOLOGIES LTD
filed 2001-08-03
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

(Mark ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001
                               -------------
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period ____________ to ___________.

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
             (Exact name of Registrant as specified in its charter)

           Delaware                                 04-2685985
     ----------------------                -----------------------------
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

  YES              X                       NO
             -------------                         ------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.001                 25,202,609
   -----------------------------         -------------------------
             Class                    Number of Shares Outstanding at
                                              July 31, 2001

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX




PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements                                         PAGE

              Condensed Consolidated Balance Sheets as of
              June 30, 2001 and September 30, 2000............................3

              Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended June 30, 2001 and 2000..............4

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended June 30, 2001 and 2000........................5

              Notes to Condensed Consolidated Financial Statements............6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....17

PART II       OTHER INFORMATION

     Item 6.  Exhibits and Report on Form 8-K

              Exhibits.......................................................18

              Reports on Form 8-K............................................18


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                  June 30, 2001   September 30, 2000
                                                                  -------------   ------------------
                                                                   (unaudited)
                       Assets
Current Assets:
      Cash and cash equivalents                                     $  22,674         $  55,017
      Short-term investments                                           44,289            52,701
      Accounts receivable, net of allowances of $1,488 at June 30,     28,007            39,868
        2001 and $2,283 at September 30, 2000
      Deferred income taxes                                             7,926             3,926
      Other current assets                                              8,112             4,494
                                                                    ---------         ---------
          Total current assets                                        111,008           156,006

Investments                                                             3,409             4,473
Property and equipment, net                                            12,182            13,272
Computer software costs, net                                           18,091             5,385
Goodwill and intangible assets, net                                    28,752             7,937
Deferred income tax                                                    10,767            10,287
Other assets                                                            2,000             1,400
                                                                    ---------         ---------
          Total Assets                                              $ 186,209         $ 198,760
                                                                    =========         =========

                 Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable                                              $   4,490         $   3,945
      Accrued compensation and related liabilities                      9,092            10,554
      Deferred revenue                                                  4,431             4,733
      Income taxes payable                                              3,778             5,254
      Other accrued liabilities                                         6,548             6,988
                                                                    ---------         ---------
          Total current liabilities                                    28,339            31,474

Long-term obligations                                                     563             1,449
Deferred income taxes                                                   3,267             3,865
                                                                    ---------         ---------
          Total Liabilities                                            32,169            36,788
                                                                    ---------         ---------
Minority Interest                                                      17,304            13,672
                                                                    ---------         ---------

Stockholders' Equity:
       Preferred stock, $.10 par value,
          500 shares authorized, none issued                                -
       Common stock, $.001 par value, 60,000 shares authorized,
          25,141 and 25,608 shares issued and outstanding at June
          30, 2001 and September 30, 2000                                  25                26
       Additional paid-in capital                                     163,400           153,534
       Retained earnings                                               53,316            53,890
       Accumulated translation adjustment                              (1,852)             (380)
       Cost of treasury stock (4,753 and 3,377 shares at
           June 30, 2001 and September 30, 2000)                      (78,153)          (58,770)
                                                                    ---------         ---------
             Total stockholders' equity                               136,736           148,300
                                                                    ---------         ---------
             Total Liabilities and Stockholders' Equity             $ 186,209         $ 198,760
                                                                    =========         =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                     Three months ended June 30,         Nine months ended June 30,
                                                  -------------------------------     -------------------------------
                                                       2001            2000               2001             2000
                                                  ---------------  --------------     --------------  ---------------
Revenues:
         License fees                                  $  27,129       $  31,696          $  82,429        $  89,922
         Services                                          4,605           4,807             13,841           13,677
                                                  ---------------  --------------     --------------  ---------------
                   Total revenues                         31,734          36,503             96,270          103,599
                                                  ---------------  --------------     --------------  ---------------

Cost of revenues:
         License fees                                      1,315             981              2,448            2,703
         Services                                          3,982           4,900             11,372           13,614
         Amortization of purchased technology                756             314              1,392              942
                                                  ---------------  --------------     --------------  ---------------
                   Total cost of revenues                  6,053           6,195             15,212           17,259
                                                  ---------------  --------------     --------------  ---------------

Gross Margin                                              25,681          30,308             81,058           86,340

Operating expenses:
         Research and development                         11,886           8,925             34,324           29,133
         Sales and marketing                               8,894           8,664             28,680           23,328
         General and administrative                        5,902           4,820             17,719           14,385
         Amortization                                      1,689             555              3,358            1,665
         Stock-based compensation                            379             118              1,004              570
         Restructuring cost                                1,525               -              1,525                -
                                                  ---------------  --------------     --------------  ---------------
                   Total operating expenses               30,275          23,082             86,610           69,081
                                                  ---------------  --------------     --------------  ---------------

Income (loss) from operations                             (4,594)          7,226             (5,552)          17,259

Interest and other income, net                             1,204           1,395              2,539            2,740
Minority Interest                                            706            (10)              1,475               15
                                                  ---------------  --------------     --------------  ---------------
Income (loss) before income taxes                        (2,684)           8,611            (1,538)           20,014
Income tax expense (benefit)                               (996)           2,759              (964)            6,406
                                                  ---------------  --------------     --------------  ---------------
Net Income (loss)                                     $  (1,688)       $   5,852          $   (574)        $  13,608
                                                  ===============  ==============     ==============  ===============
Earnings (loss) per share:
         Basic                                        $   (0.07)       $    0.23         $   (0.02)        $    0.54
         Diluted                                      $   (0.07)       $    0.21         $   (0.02)        $    0.49
Shares used in earnings (loss) per share calculation:
         Basic                                            25,098          25,871             25,162           24,975
         Diluted                                          25,098          28,130             25,162           27,770


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                              Nine months ended June 30,
                                                                                            ----------------------------
                                                                                               2001              2000
                                                                                            ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                                   $      (574)       $    13,608
     Reconciliation to net cash provided by operating activities:
        Depreciation and amortization                                                          9,189              7,577
        Stock-based compensation                                                               1,004                570
        Minority interest                                                                     (1,475)               (15)
        Deferred income tax                                                                   (1,078)              (498)

        Change in operating assets and liabilities:
            Accounts receivable                                                               11,861             (9,289)
            Other assets                                                                      (4,047)            (5,952)
            Accounts payable                                                                     545               (615)
            Accrued compensation and related liabilities                                      (1,712)            (2,671)
            Other accrued liabilities                                                         (1,079)            (2,397)
            Deferred Revenue                                                                    (302)                13
            Income taxes payable                                                              (5,476)            (1,860)
                                                                                           ---------          ---------
            Net cash provided by (used in) operating activities                                6,856             (1,529)
                                                                                           ---------          ---------
Cash flows from investing activities:
     Maturity of short-term and long-term investments                                        297,851            367,791
     Purchases of short-term and long-term investments                                      (288,875)          (380,773)
     Purchases of property and equipment                                                      (3,605)            (3,590)
     Additions to computer software                                                           (2,904)              (244)
     Acquisition of businesses, net of cash acquired                                         (24,779)                 -
                                                                                           ---------          ---------
            Net cash provided by (used in) investing activities                              (22,312)           (16,816)
                                                                                           ---------          ---------

Cash flows from financing activities:
     Proceeds from stock purchases under stock option and stock purchase plans                 8,008             17,885
     Repurchase of common stock                                                              (19,384)            (6,289)
     Proceeds from issuance of stock                                                               -             37,168
     Repurchase of warrant                                                                    (2,900)                 -
     Repayment of long term-obligations                                                       (1,139)                 -
                                                                                           ---------           --------
            Net cash provided by (used in) financing activities                              (15,415)            48,764
                                                                                           ---------           --------

Effect of exchange rate changes on cash and cash equivalents                                  (1,472)             1,605

Net increase in cash and cash equivalents                                                    (32,343)            32,024
Cash and cash equivalents at beginning of period                                              55,017             24,873
                                                                                            --------           --------
Cash and cash equivalents at end of period                                               $    22,674        $    56,897
                                                                                        ============      =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       DESCRIPTION OF BUSINESS

         Phoenix Technologies Ltd. (together with its subsidiaries, "Phoenix" or the "Company") is a global leader in platformware system-enabling software solutions for PCs and connected digital devices. Its software provides compatibility, connectivity, security and manageability of the various components and technologies used in such devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. Phoenix also provides training, consulting, maintenance and engineering services to its customers. It markets and licenses its products and services primarily through a direct sales force, as well as through regional distributors and sales representatives. The Company has four business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements as of June 30, 2001 and for the three and nine-months ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

         In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001, or for any other future period.

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common-equivalent shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. The Company reported net losses for the three months and nine months ended June 30, 2001. The effects of outstanding options and warrants were not included in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3.       PURCHASE COMBINATIONS

         During the first nine months of fiscal 2001, the Company completed a number of business combinations, which were accounted for as purchases. The amounts allocated to goodwill and purchased intangible assets are being amortized on a straight-line basis. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Purchased Technology are being amortized over periods of 3 to 6 years, the amounts allocated to Other Intangible Assets (comprised of customer lists and assembled work force costs) are being amortized over periods of 2 and 6 years, and the amounts allocated to Goodwill are being amortized over periods of 5 and 6 years.

         The following is a summary of purchased transactions completed in fiscal 2001 (in millions):

-----------------------------------------------------------------------------------------------------------------
                                        Total            Total                         Other
                                       purchase        tangible       Purchased     intangible
Acquired company                    consideration       assets        technology      assets        Goodwill
-----------------------------------------------------------------------------------------------------------------
By Phoenix:
    Integrity Sciences, Inc.         $     3.8         $    -         $    3.4       $    -          $   0.4
    Ravisent Technologies, Inc.      $    17.8         $  0.4         $    8.1       $    -          $   9.3
-----------------------------------------------------------------------------------------------------------------
By inSilicon:
    Xentec, Inc.                     $    11.8         $  0.3         $    0.2       $  0.5          $  10.8
    HD Lab, K.K.                     $     1.6         $    -         $    1.3       $  0.3          $     -
-----------------------------------------------------------------------------------------------------------------


         The following are details of the form of consideration and their fair values for each acquisition:


-----------------------------------------------------------------------------------------------------------------
Acquired company               Form of consideration                                            Fair value
-----------------------------------------------------------------------------------------------------------------
Integrity Sciences, Inc.       $2.5 million in cash                                             $2.5 million
                               75,000 shares of Phoenix's common stock                          $1.3 million
                                                                                                ------------
                                    Total                                                       $3.8 million
-----------------------------------------------------------------------------------------------------------------
Ravisent Technologies, Inc.    $17.8 million in cash                                            $17.8 million
-----------------------------------------------------------------------------------------------------------------
Xentec, Inc.                   $3.0 million in cash                                             $3.0 million
                               15,678 and 618,378 shares of inSilicon common and preferred      $7.2 million
                                    stock, respectively
                               Option to purchase 96,004 shares of inSilicon common stock       $1.0 million
                               Transaction Costs                                                $0.6 million
                                                                                                ------------
                                    Total                                                       $11.8 million
-----------------------------------------------------------------------------------------------------------------
HD Lab, K.K.                   $1.6 million in cash                                             $1.6 million
-----------------------------------------------------------------------------------------------------------------


         The Integrity Sciences, Inc. acquisition also includes additional contingent consideration of up to 100,000 shares of the Company's common stock and cash payment of $1.5 million, if certain revenue and technology criteria are met.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following unaudited, pro forma information shows the results of operations of the Company for the nine-month periods ended June 30, 2001 and 2000, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


                                Nine months ended June 30,
                              ------------------------------
                                   2001            2000
                              -------------    -------------
Revenue                       $    96,386      $   104,347
Net Income (Loss)             $    (3,798)     $     8,521
Earnings (Loss) per share:
     Basic                    $     (0.15)     $      0.34
     Diluted                  $     (0.15)     $      0.31


NOTE 4.       EARNINGS (LOSS) PER SHARE

         The following table presents the calculations of basic and diluted earnings per share under Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" (in thousands, except per share amounts):

                                             Three months ended June 30,    Nine months ended June 30,
                                             ---------------------------    --------------------------
                                               2001           2000             2001          2000
                                             --------      --------         --------      --------
Net income (loss)                            $ (1,688)     $  5,852         $   (574)     $ 13,608
                                             =========     ========         =========     ========
Weighted average common shares
       outstanding                             25,098        25,871           25,162        24,975

Effect of dilutive securities (using the
        treasury stock method):
Stock options                                     -           1,769              -           2,289
Warrants                                          -             490              -             506
                                             --------      --------         --------      --------
Total dilutive securities                         -           2,259              -           2,795
                                             --------      --------         --------      --------
Weighted average diluted common and
equivalent shares outstanding                  25,098        28,130           25,162        27,770
                                             =========     ========         =========     ========
Earnings (loss) per share:
   Basic                                     $  (0.07)     $   0.23         $  (0.02)     $   0.54
                                             =========     ========         =========     ========
   Diluted                                   $  (0.07)     $   0.21         $  (0.02)     $   0.49
                                             =========     ========         =========     ========

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5.       COMPREHENSIVE INCOME (LOSS)

         Following are the components of comprehensive income (loss) (in thousands):

                                             Three months ended June 30,    Nine months ended June 30,
                                             ---------------------------    --------------------------
                                               2001           2000             2001          2000
                                             --------      --------         --------      --------
Net income (loss)                            $(1,668)      $ 5,852          $  (574)      $13,608

Change in accumulated forign
        currency translation adjustments        (672)         (114)          (1,472)          555
                                             --------      --------         --------      --------
Comprehensive income (loss)                  $(2,340)      $ 5,738          $(2,046)      $14,163
                                             ========      ========         ========      ========

NOTE 6.        SEGMENT REPORTING

          Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This standard requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company has four reportable segments: Platform Enabling, inSilicon, Information Appliance, and PhoenixNet-TM-.

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of industry standard desktop, notebook and server PCs. The Platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

         INFORMATION APPLIANCE: Provides technology to electronics OEMs to develop information appliance designs. Information Appliance software delivers an easy-to-implement, low cost/high value architecture that enables "instant-on" Internet access and browsing capability for devices such as Internet TV, interactive screen phones, and handheld appliances. This newly created division was launched on March 27, 2001.

         PHOENIXNET-TM-: Provides technology infrastructure that offers a high level of security for accessing corporate networks and the Internet through device authentication. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Regional Device Authorities.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company evaluates operating segment performance based on revenue and operating income as follows (in thousands):

                                             Three months ended June 30,    Nine months ended June 30,
                                             ---------------------------    --------------------------
                                               2001           2000             2001          2000
                                             --------      --------         --------      --------
Revenues:
      Platform Enabling                      $  22,505     $  29,445        $  75,761     $  85,717
      inSilicon                                  5,041         6,528           15,384        17,213
      Information Appliance                      3,263             -            3,263             -
      PhoenixNet                                   925           530            1,862           669
                                             ---------     ---------        ---------     ---------
Total                                        $  31,734     $  36,503        $  96,270     $ 103,599
                                             =========     =========        =========     =========
Income (loss) from operations:
      Platform Enabling                      $   2,296     $   9,466        $  14,126     $  26,651
      inSilicon                                 (3,168)         (244)          (7,681)       (1,885)
      Information Appliance                        (35)            -             (997)            -
      PhoenixNet                                (3,687)       (1,996)         (11,000)       (7,507)
                                             ---------     ---------        ---------     ---------
Total                                        $  (4,594)    $   7,226        $  (5,552)    $  17,259
                                             =========     =========        =========     =========

         The Company also reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

                                             Three months ended June 30,    Nine months ended June 30,
                                             ---------------------------    --------------------------
                                               2001           2000             2001          2000
                                             --------      --------         --------      --------
Revenues:
      North America                          $  8,865      $ 11,897         $ 28,930      $ 29,071
      Japan                                    16,030        11,827           34,535        33,647
      Taiwan                                    1,868         9,751           17,550        31,105
      Other Asian Countries                     2,641           928            8,042         2,567
      Europe                                    2,330         2,100            7,213         7,209
                                             --------      --------         --------      --------
Total                                        $ 31,734      $ 36,503         $ 96,270      $103,599
                                             ========      ========         ========      ========

NOTE 7.       STOCK REPURCHASE PROGRAM

         During the quarter ended December 31, 2000, the Company repurchased 1,028,400 shares of its common stock at a cost of $15.9 million, under a program that was authorized by the Board of Directors in fiscal 2000. As of December 31, 2000, the fiscal 2000 repurchase program was completed and terminated.

         In February 2001, the Board of Directors authorized an additional program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period. During the quarter ended March 21, 2001, the Company repurchased from Intel Corporation an outstanding warrant to purchase 1,073,965 shares of Phoenix Technologies common stock for approximately $2.9 million under the program. During the quarter ended June 30, 2001, the Company repurchased 347,700 shares of common stock at a cost of $3.5 million.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8.       RESTRUCTURING CHARGES

              In April 2001, in efforts to optimize operation efficiency and change its business strategy to address changes in customer demands, the Company reduced its global workforce by approximately 10%. The restructuring included refocusing R&D efforts, re-evaluating S&M and G&A resource requirement, and adjusting overall cost structure given current revenue levels.

         The restructuring effort resulted in a charge of approximately
$1.5 million for severance and related cost in the third quarter of fiscal 2001. As of June 30, 2001, expenses of $1.3 million had been paid and approximately $0.2 million was accrued and expected to be paid through the first quarter of fiscal 2002.

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

         These forward-looking statements are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new product and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, and failure to recruit and retain key employees. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section in our Annual Report on Form 10-K for the year ended September 30, 2000.

COMPANY OVERVIEW

         We are a global leader in platformware system-enabling software solutions for PCs and connected digital devices. Our software provides compatibility, connectivity, security and manageability of the various components and technologies used in such devices. These products are primarily provided to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC manufacturers to small system integrators. We also provide training, consulting, maintenance and engineering services to our customers. Our products and services are primarily marketed and licensed through a direct sales force, as well as through regional distributors and sales representatives. We have four business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing.

         Our operations include the following:

         PLATFORM ENABLING: Provides system-enabling software that is used in the design, deployment and ongoing operation of industry standard desktop, notbook and server PCs. The Platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets and operating systems combinations.

         INSILICON: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of digital devices. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

         INFORMATION APPLIANCE: Provides technology to electronics OEMs to develop information appliance designs. Information Appliance software delivers an easy-to-implement, low cost/high value architecture that enables "instant-on" Internet access and browsing capability for devices such as Internet TV, interactive screen phones, and handheld appliances. This newly created division was launched on March 27, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PHOENIXNET-TM-: Provides technology infrastructure that offers a high level of security for accessing corporate networks and the Internet through device authentication. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Regional Device Authorities.

RESULTS OF OPERATIONS

REVENUES

         Our products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenues by segment for the three and nine-month periods ended June 30, 2001 and 2000 were as follows (dollars in thousands):



                                                                                                 % of Consolidated
                                                                  Amount                              Revenue
                                                         -----------------------               ----------------------
                                                              2001      2000      % CHANGE       2001       2000
                                                         -----------  ----------  -----------  ----------  ----------
Three months ended June 30:
Platform Enabling                                        $  22,505    $  29,445       -23.60%       70.9%      80.7%
inSilicon                                                    5,041        6,528       -22.80%       15.9%      17.9%
Information Appliance                                        3,263            -            -        10.3%         -
PhoenixNet                                                     925          530        74.50%        2.9%       1.4%
                                                         -----------  ----------               ----------  ----------
Total revenues                                           $  31,734    $  36,503       -13.10%      100.0%     100.0%
                                                         ===========  ==========               ==========  ==========

Nine months ended June 30:
Platform Enabling                                        $  75,761    $  85,717       -11.60%       78.7%      82.8%
inSilicon                                                   15,834       17,213       -10.60%       16.0%      16.6%
Information Appliance                                        3,263            -            -         3.4%         -
PhoenixNet                                                   1,862          669       178.30%        1.9%       0.6%
                                                         -----------  ----------               ----------  ----------
Total revenues                                           $  96,270    $ 103,599        -7.10%      100.0%     100.0%
                                                         ===========  ==========               ==========  ==========

         Total revenues in the third quarter and first nine months of fiscal 2001 decreased by 13.1% and 7.1%, respectively, from the comparable periods in fiscal 2000, primarily as a result of the global economic downturn and the continued softness in the PC industry.

         Platform Enabling revenues in the third quarter and first nine months of fiscal 2001 decreased by 23.6% and 11.6%, respectively, from the comparable periods of fiscal 2000, mainly due to continued softness in the PC industry which had a significant negative impact on our core business in the Taiwan market.

         inSilicon revenues, net of intercompany transactions, declined by 22.8% and 10.6% in the third quarter and in the first nine months of fiscal 2001, respectively, from the comparable periods in fiscal 2000, due to a decrease in demand in North America in the third quarter of fiscal 2001, resulting from increasingly cautious purchasing behavior of customers in the current economic environment.

         Information Appliance first generated revenues in the third quarter of fiscal 2001. North America and Japan were the two main regions contributing to these revenues.

         PhoenixNet revenues increased by 74.5% and 178.3% in the third quarter and the first nine months of fiscal 2001, primarily due to a shift in business focus from homepage and search settings solutions to device authentication security products and services. During the quarter ended June 30, 2001, PhoenixNet completed significant agreements with regional device authority industry leaders. Comparison of PhoenixNet revenues for the first nine months of fiscal 2001 to the comparable period in fiscal 2000 is not applicable, as PhoenixNet first generated revenues in the second quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues by geographic region for the three and nine months ended June 30, 2001 and 2000, were as follows (dollars in thousands):



                                                                                                 % of Consolidated
                                                                  Amount                              Revenue
                                                         -----------------------               ----------------------
                                                              2001      2000      % CHANGE       2001       2000
                                                         -----------  ----------  -----------  ----------  ----------
Three months ended June 30:
North America                                            $   8,865    $  11,897       -25.50%      28.0%       32.6%
Japan                                                       16,030       11,827        35.50%      50.5%       32.4%
Taiwan                                                       1,868        9,751       -80.80%       5.9%       26.7%
Other Asian Countries                                        2,641          928       184.60%       8.3%        2.5%
Europe                                                       2,330        2,100        11.00%       7.3%        5.8%
                                                         -----------  ----------               ----------  ----------
Total revenues                                           $  31,734    $  36,503       -13.10%     100.0%      100.0%
                                                         ===========  ==========               ==========  ==========

Nine months ended June 30:
North America                                            $  28,930    $  29,071        -0.50%      30.0%       28.1%
Japan                                                       34,535       33,647         2.60%      35.9%       32.5%
Taiwan                                                      17,550       31,105       -43.60%      18.2%       30.0%
Other Asian Countries                                        8,042        2,567       213.30%       8.4%        2.5%
Europe                                                       7,213        7,209            0%       7.5%        6.9%
                                                         -----------  ----------               ----------  ----------
Total revenues                                           $  96,270    $ 103,599        -7.10%     100.0%      100.0%
                                                         ===========  ==========               ==========  ==========


         Revenues from Taiwan declined by 80.8% and 43.6% in the third quarter and the first nine months of fiscal 2001, respectively, from the comparable periods in fiscal 2000. The global economic downturn and the continued softness in the PC industry resulted in a decline in demand for system enabling software particularly in our Taiwan market. Revenues from other Asian countries increased due to expanded sales in the PhoenixNet security products and Information Appliance software solutions.

         Two customers accounted for 19% and 12%, respectively, of total revenues for the three-month period ended June 30, 2001, whereas one of these customers accounted for 15% of total revenues during the nine-month period of fiscal 2001. For the three and nine-month periods ended June 30, 2000, the same customer accounted for 13% of total revenues in both periods.

GROSS MARGIN

         Gross margin as a percentage of revenues for the three-month period ended June 30, 2001, decreased to 80.9% from 83.0% from the comparable period in fiscal 2000 due to lower margin on Information Appliance and inSilicon product sales. Gross margin as a percentage of revenues for the nine-month period ended June 30, 2001 increased to 84.2% from 83.3%, from the comparable period in fiscal 2000 due to a shift to higher margin services.


RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses for the three and nine-month periods ended June 30, 2001 increased by $3.0 million and $5.0 million, respectively, from the comparable periods in fiscal 2000. The increase between the periods reflected expenses related to recent acquisitions, investment in the newly formed Information Appliance division, on-going incremental development efforts associated with our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

system enabling software, and establishment of development centers in Asia. As a percentage of revenues, research and development expenses in the three and nine-month periods ended June 30, 2001 increased to 37.5% and 35.7% from 24.5% and 28.1%, respectively, for the comparable periods of fiscal 2000, primarily due to higher expenses as noted above and a decline in revenues.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses for the three and nine-month periods ended June 30, 2001 increased by $0.2 million and $5.4 million, respectively, from the comparable periods in fiscal 2000. As a percentage of revenues, sales and marketing expenses in the three and nine-month periods ended June 30, 2001 increased to 28.0% and 29.8% from 23.7% and 22.5%, respectively, for the comparable periods of fiscal 2000. The increase was due primarily to the increase in the size of our direct sales force and the expansion of our distribution channels to position ourselves for growth in the security and Information Appliance markets. Management has made a conscious effort to increase sales and marketing efforts through the reallocation of resources.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses for the three and nine-month periods ended June 30, 2001 increased by $1.1 million and $3.3 million, respectively, from the comparable periods in fiscal 2000. The increases are mainly attributable to investment in infrastructure, higher inSilion expenses related to an increase in the bad debt provision and addition of new personnel. As a percentage of revenues, general and administrative expenses in the three and nine-month periods ended June 30, 2001 increased to 18.6% and 18.4%, respectively, from the 13.2% and 13.9% for in the comparable periods of fiscal 2000, primarily due to the decline in total revenues and higher expenses as noted above.

AMORTIZATION EXPENSES

         Amortization of goodwill and acquired intangible assets included in operating expense was $1.7 million and $3.4 million for the three and nine-month periods ended June 30, 2001, respectively, as compared to $0.6 million and $1.7 million from the comparable periods in fiscal 2000. Amortization of goodwill and acquired intangible assets relates primarily to various acquisitions (see Note 3 to Condensed Financial Statements).

STOCK-BASED COMPENSATION

         The stock-based compensation charges in both the three and nine-month periods ended during fiscal years 2001 and 2000 were primarily due to the granting of options to purchase inSilicon stock at exercise prices less than the fair market value of inSilicon common stock on the grant date.

RESTRUCTURING CHARGES

              In April 2001, in efforts to optimize operation efficiency and change its business strategy to address changes in customer demands, the Company reduced its global workforce by approximately 10%. The restructuring included refocusing R&D efforts, re-evaluating S&M and G&A resource requirement, and adjusting overall cost structure given current revenue levels.

         The restructuring effort resulted in a charge of approximately
$1.5 million for severance and related cost in the third quarter of fiscal 2001. As of June 30, 2001, expenses of $1.3 million had been

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

paid and approximately $0.2 million was accrued and expected to be paid by the first quarter of fiscal 2002.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, for the three and nine-month periods ended June 30, 2001, decreased 13.7% and 7.3%, respectively, from the comparable periods in fiscal 2000, primarily due to a decrease in cash balance from funding stock repurchase program and making additional acquisitions.


PROVISION FOR INCOME TAXES

         Our effective tax rates, excluding minority interest, for the three months and nine months ended June 30, 2001, were 29% and 32%, respectively, compared to 32.0% for the comparable periods of fiscal 2000. For federal income tax purposes, we do not file a consolidated return with inSilicon as we own less than 80% of inSilicon's issued outstanding voting stock.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $67.0 million, of which $31.6 million was owned and restricted for the use of inSilicon. The primary sources of cash during the first nine months of fiscal 2001 were $6.9 million from operating activities, net sales of short-term investments of $9.0 million and proceeds from issuance of stock under various stock plans of $8.0 million. The primary uses of cash during the first nine months of fiscal 2001 were $24.8 million to fund certain acquisitions (see Note 3 to Condensed Financial Statements), $22.3 million for the repurchase of common stock and warrants, and $6.5 million for the purchase of property, equipment and computer software.

         We believe that current cash, short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements on a short-term and long-term basis.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         For financial market risks related to changes in interest rate, foreign currency exchange rates, and investment, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

PART II.      OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              (a) None
              (b) The Company filed no reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PHOENIX TECHNOLOGIES LTD.

 Date:  August 3, 2001         By: /s/ JOHN M. GREELEY
        --------------         -----------------------
                               John M. Greeley
                               Senior Vice President and Chief Financial Officer