Form 10-K
period 2001-09-30
PHOENIX TECHNOLOGIES LTD
filed 2001-12-05
CIK 832767

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                 For the fiscal year ended September 30, 2001

                                      OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                   For the transition period from         to

                        Commission file number 0-17111

                             ---------------------

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

                             ---------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2001, was $271,764,134 based upon the last reported sales price of the Common Stock in the Nasdaq National Market, as reported by the Nasdaq Stock Market.

   The number of shares of the registrant's Common Stock outstanding as of November 30, 2001 was 25,210,031.

                      Documents Incorporated by Reference

   Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

   This report on Form 10-K, including without limitation the Business section and Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to original equipment manufacturers (or "OEM"), and plans to improve and enhance existing products and develop new products.

   The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for Phoenix's products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, and unexpected natural disasters. For a more detailed discussion of certain risks associated with the Company's business, see the "Business Risks" section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

GENERAL DEVELOPMENT OF THE BUSINESS

   Phoenix Technologies Ltd. ("Phoenix" or the "Company") is the global leader in device-enabling and management software solutions for Personal Computers
(PCs) and connected digital devices. Phoenix provides its products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. The Company markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives.

   The global computer industry, driven by the expansion of the Internet, has evolved into a rich "connected device ecosystem" embracing entirely new categories of functionality and is characterized by rapid technology changes that include increased processor speeds, hardware miniaturization, portability, and new and improved ways to connect devices. Traditional PC platforms have evolved into "endpoints" of the Internet. In addition, a wide array of other new technological innovations have emerged such as TV-centric "internet Televisions" (iTVs), "internet Video Players" (iVPs), tablet PCs which recognize pen-based input in Windows-based applications, wireless handheld appliances, interactive game stations, home networks, and rack-mounted single board server systems (known as "server blades") for enterprise applications.

   The Company believes that its products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

   The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986.

   In the second quarter of fiscal 2001, the Company acquired assets of Ravisent Technologies, Inc. and launched the Information Appliance Division worldwide to extend its global system software to a new generation of information appliances, mobile devices, and smart peripherals including internet Television (iTV), and internet Video Player (iVP) applications. As part of its commitment to deliver compact, high-quality, value-added code to the information appliance marketplace, the Company enhanced the Ravisent microbrowser technology and incorporated it into Phoenix's products.

   Also, in the second quarter of fiscal 2001, the Company opened a sales office in Beijing, China as part of its continuing long-term commitment to service and support its Asian-based customers.

DESCRIPTION OF BUSINESS

   The Company's four operating segments were Platform Enabling Division, inSilicon, Information Appliance Division, and PhoenixNet/TM/ Division. Information regarding revenues, gross margin and operating profit by segments, and revenues from unaffiliated customers by geographic regions, can be referenced under Note 11 "Segment Reporting" in the Company's Consolidated Financial Statements.

Platform Enabling Division

   The Platform Enabling Division of Phoenix has been instrumental in the advancement of PC architecture. This division's system enabling software, referred to as Basic Input Output System ("BIOS") products, continues to play an essential role in the design of PCs and other devices by providing the critical link between hardware platforms and operating systems. In 2001, the division introduced a new class of software, FirstWare applications, that is typically loaded from a protected area of a PC's hard disk. This software can be used before the operating system is started or in conjunction with an operating system to provide diagnostic, repair and other services.

   PC systems and other electronic devices consist of hardware, BIOS software, operating system software, and applications software. BIOS is the software that is initially executed when the system is turned on and is typically stored on a Read Only Memory ("ROM") chip that resides on the device's motherboard. BIOS tests and initializes the hardware. It also starts some software components including FirstWare applications, initiates the operating system, and then provides certain advanced interface functions.

   The Company believes that the introduction of new hardware architectures, microprocessors, peripheral equipment, and operating systems both within the PC industry and through other channels, has increased the range of possible computing options, and has increased the need for system BIOS. In addition, the Company believes that its customers will require their products to feature increased reliability, a capability offered by the FirstWare applications.

   Products. The Platform Enabling Division is currently offering or developing the following BIOS products:

   Desktop/Server

  .  PhoenixBIOS(TM) 4.0. The Company provides various versions of PhoenixBIOS
     4.0 as its core system firmware for desktop and server systems. The Company believes that the success of this product is attributable to its reliability and advanced features, including its fourth generation modular architecture and advanced development tools and methodology.

  . AwardBIOS(TM). The Platform Enabling Division also includes the products of Award Software, acquired in September 1998. The Company believes that the Award BIOS products and engineering services enable customers to rapidly develop new motherboard designs for state-of-the-art computer systems.

   Notebook/Portable Computers

  . NoteBIOS(TM) 4.0 for Portable Systems. The Company offers its NoteBIOS system software for use with portable or notebook computers. The product adds extensive power management capabilities, such as Save-to-Disk and smart batteries, to the modular architecture of PhoenixBIOS 4.0.

   In addition, the Company offers and continues to enhance firstware applications products, primarily for computer problem analysis and repair, for use by system owners.

   Customers and Sales. The Company generates a significant portion of its Platform Enabling Division revenues from customers outside of the United States. See discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations." The Company has licensed its BIOS technology to over 600 global technology leaders, including:

             PC Systems                    PC Motherboards         Embedded Systems
----------------------------------- --------------------------- --------------------
Acer                Samsung         Asustek                     Force Computers
Dell                Compaq          Gigabyte                    Japan Victor Company
Fujitsu             Hewlett-Packard GVC                         Motorola
Sony                Toshiba         First International Company NCR
Hitachi             Fujitsu Siemens                             NEC
EMC                 IBM                                         Radisys

   The Company licenses its BIOS products and provides professional services to major OEMs of PCs, motherboards, and other computing devices. In general, license fees are generated on a per unit basis for each system shipped, and professional service fees are generated based upon efforts expended. The Platform Enabling Division utilizes a global direct sales force in North America, Asia and Europe, and resellers and distributors on a limited basis to certain regions.

   Some product modifications are generally required in order for the customer to deploy Phoenix's Platform Enabling Division products on specific hardware platforms. To support its worldwide customer base, the Platform Enabling Division employed over 125 deployment engineers in Germany, Japan, Korea, Taiwan, China, California, Oregon, and Massachusetts. The Company also provides support services by telephone, via the Internet, and on-site.

   Two customers accounted for 15% and 11% of revenues generated by Platform Enabling Division in fiscal 2001. Also, one customer accounted for 19% and 11%, of revenues generated by Platform Enabling Division in fiscal 2000 and 1999, respectively. No other customer accounted for more than 10% of revenues of the Platform Enabling Division in fiscal 2001, 2000, and 1999.

   Competition. The Platform Enabling Division competes for BIOS sales primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than those of the Company. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM Corporation. The Company also competes for system software business with other independent suppliers, ranging from small, privately-held companies to Acer Softech, Inc., a division of Acer Laboratories, Inc., a major Taiwan chip and motherboard supplier. The Company believes that OEM customers often license the Company's system software products rather than develop these products internally in order to: (1) enhance compatibility with the latest industry standards, (2) improve time to market, (3) reduce product development risks, (4) reduce product development and support costs, and/or (5) to differentiate their system offerings with advanced features. In the FirstWare software area, the Company competes with individual component software suppliers such as StorageSoft, Inc., Symantec Corporation, and other companies that develop diagnostic and repair software, as well as in-house solutions.

inSilicon

   inSilicon Corporation ("inSilicon") is a leading provider of communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip. The Systems-on-a-chip are critical components of wired and wireless products. inSilicon's customers use its communications technology in hundreds of different digital devices ranging from network routers to handheld computers and cellular phones. inSilicon's modular approach emphasizes customer-proven reusable semiconductor intellectual property that focuses on communications and connectivity, and is compatible with a wide range of microprocessor designs. Semiconductor and systems companies integrate inSilicon's communications technology into their overall semiconductor designs to save time and money, allowing them to focus on their core competencies that differentiate their products. By integrating inSilicon's communications technology into their complex designs, inSilicon's customers are better able to solve the widening "design gap" caused by the difficulty of designing complex systems-on-a-chip in the time necessary to get to the market with their products.

   inSilicon targets high growth markets requiring high performance, quick time to market, design flexibility, and compliance with industry standards. The primary market segments are telecommunications and data communications, consumer electronics, computers, and office automation.

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

   inSilicon supplies its technology as Verilog, a source code, and GDS II database, which are the primary design representations in use today. Semiconductor and systems companies then integrate inSilicon's communications technology into their overall semiconductor designs using electronic design automation tools, such as those provided by Synopsys, Inc., Mentor Graphics Corporation, and Cadence Design Systems, Inc. It uses a modular approach that emphasizes silicon-proven reusable, licensable technologies and software that are compatible with a wide range of processor designs.

   inSilicon's technologies are outlined in the following chart. Each family consists of its technologies that relate to a specific industry standard.

--------------------------------------------------------------------------------------------------------
  Communications
    Standards            Technology Families                     Technology Applications
--------------------------------------------------------------------------------------------------------
     Ethernet       10/100 and 10/100/1000        Ethernet is a widely used local area networking
                    Ethernet Media Access         communications standard, used in devices such as
                    Controller and Ethernet       modems, cable modems, home networking,
                    Simulation Model              routers, and switches.
--------------------------------------------------------------------------------------------------------
     IEEE 1394      1394 Device Controller Link,  IEEE 1394 is a high-speed digital interface
                    1394 A/V Link, 1394 Cable Phy standard used in digital cameras, audio-visual disk
                    and 1394 Simulation Model     drives, and scanners.
--------------------------------------------------------------------------------------------------------
       IrDA         VFIR and VFIR Simulation      IrDA is a wireless standard that enables
                    Model, IrDA and IrDA          communication between appliances across short
                    Simulation Model              distances. It is used in mobile phones, handheld
                                                  and laptop computers, and electronic games.
--------------------------------------------------------------------------------------------------------
Java(TM) Technology JVX(TM) and JVXtreme(TM) Java JVX is a proprietary hardware and software
                    Accelerators                  solution that accelerates applications written in the
                                                  Java programming language. JVX is primarily
                                                  targeted for wireless Internet applications.
--------------------------------------------------------------------------------------------------------
        PCI         PCI Suite and PCI Simulation  Peripheral Component Interconnect is an internal
                    Model                         communications standard that connects various
                                                  elements of computer systems to each other. It is
                                                  used in many computers as well as in embedded
                                                  systems.
--------------------------------------------------------------------------------------------------------
       PCI-X        PCI-X and PCI-X Simulation    PCI-X is the latest revision of the PCI standard. It
                    Model                         is used in many high performance computing
                                                  applications, including multiprocessor servers,
                                                  communications switches and routers, and storage
                                                  area networks.
--------------------------------------------------------------------------------------------------------
        USB         USB 2.0 PHY, USB 1.1 and 2.0  Universal Serial Bus is a standard designed to
                    OHCI Host Controller, USB 1.1 simplify connections between personal computers
                    Hub, USB 1.1 and 2.0 Device   and peripheral devices, such as printers, digital
                    Controller                    cameras, and scanners.
--------------------------------------------------------------------------------------------------------
      UTOPIA        DMA UTOPIA Controller and     UTOPIA is a broadband interface widely used in
                    Simulation Model              Asynchronous Transfer Mode (ATM)
                                                  communications, network processors, and DSL
                                                  chipsets.
--------------------------------------------------------------------------------------------------------
       AMBA         ARM Prime Cells, and Micro    Advanced ARM Micro Bus Architecture is widely
                    Pack                          used in embedded systems. The Arm Prime Cells
                                                  and the Micro Pack offer most of the building
                                                  blocks needed to build a system around an
                                                  ARMAmba processor bus which is supported by
                                                  both the ARM and MIPS embedded processor
                                                  family. This includes memory controllers, timers,
                                                  and peripheral interface
--------------------------------------------------------------------------------------------------------
       JPEG         JPEG Encoder, Decoder, Codec, JPEG and JPEG2000 are worldwide standards for
                    and JPEG2000 Encoder          still image compression and decompression. They
                                                  are widely used in digital camera, security
                                                  monitoring, printer, scanner, and medical imaging.
--------------------------------------------------------------------------------------------------------

   Customers and Sales. inSilicon focuses its sales efforts in the following areas: direct sales, indirect sales through application specific integrated circuit (or "ASIC") manufacturers and authorized design centers, and internet distribution.

   Direct Sales. inSilicon maintains a direct worldwide sales network consisting of its own employees and a limited number of sales representatives and field applications engineers. The sales force is distributed in key geographic areas around the world with employees in the following locations:
Texas, Maryland, Massachusetts, California, Switzerland, England, Germany, Canada, Taiwan, and Japan. In addition, it has a distribution agreement with Phoenix covering Hong Kong, Japan, Korea, Singapore, and Taiwan.

   Indirect Sales. In addition to the direct sales force, inSilicon also uses indirect sales channels such as ASIC manufacturers and authorized design centers.

   Internet Distribution. inSilicon also allows semiconductor designers to download and test, via the Internet, encrypted versions of its technology before committing to any economic arrangement.

   inSilicon has developed a strong customer base among semiconductor and systems companies that use its communications technology to design complex semiconductors. No customer accounted for more than 10% of revenues individually in fiscal 2001, 2000, or 1999.

   Competition. inSilicon is one of the top five pure merchant IP companies based on world-wide revenues for fiscal 2000, according to a May 2001 report by Gartner, Inc. The other top vendors include ARM Holdings plc, MIPS Technologies, Rambus, Inc., and Mentor Graphics Corporation. The industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. inSilicon's existing competitors include other merchant semiconductor intellectual property (or "SIP") suppliers, such as the Inventra Division of Mentor Graphics Corporation, Synopsys Inc., Enthink, Inc., Gain Technology Corporation, and the VAutomation subsidiary of ARC Cores, Inc.; and suppliers of ASICs, such as LSI Logic Corporation, the ASIC divisions of IBM Corporation, Lucent Technologies, Inc., Toshiba Corporation, and NEC Corporation. inSilicon also competes with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel Corporation, Motorola Inc., Cisco Systems, Inc., and Hewlett-Packard Company. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to be reused in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix Corporation, Sci-worx Corporation, Parthus Technologies plc, and the Tality subsidiary of Cadence Design Systems, Inc., also provide competition. These companies generally build a portfolio of internally developed SIP over time and then re-use that SIP as applicable in new service projects in order to gain productivity leverage. For firmware, its primary competitors are in-house research and development departments of systems companies and small privately-held companies. As inSilicon introduces new SIP technologies, it will face competition from both existing SIP suppliers and new SIP suppliers that it anticipates will enter the market. inSilicon also may face competition from new suppliers of technologies based on new or emerging standards.

Information Appliance Division

   The Information Appliance Division of Phoenix is a new division launched in March 2001. It plays a leading role in establishing new information appliance categories and it also provides solutions for those existing information appliance categories. As a leader in the development of device enabling and management software solutions, Phoenix is leveraging more than 20 years of expertise to develop this new breed of instant-on information appliances.

   Unlike PCs, information appliances are designed to offer internet connectivity to a new class of users. These new users demand devices that are easy to use, reliable, inexpensive, and that provide appliance-like capabilities, such as "Instant-on" and "Instant-off". The Company offers and continues to enhance its information appliance software products to enable device OEMs to deliver this new breed of information appliances that will bring a new generation of users to the Internet. The Company believes that with its expertise in the development of software solutions it is well positioned to take advantage of the anticipated growth of the information appliance marketplace.

   Products. The Information Appliance Division is currently offering the following BIOS products:

  . Industrial BIOS. The Company developed the industrial BIOS for configuration and control of information appliances, also referred to as embedded platforms. The industrial BIOS as well as other informational appliance products are designed using small form factors in order to meet the requirements of embedded platforms.

  . FirstView Connect. The Company offers its FirstView Connect family of products to device OEMs as its core system to enable solutions to provide the best possible user experience on non-PC devices. It was designed and developed to enable a new class of low cost, flexible device that can bypass the complex and tedious start-up and set-up procedures faced by PC users who seek internet access. The product adds extensive advanced interactive web technologies like Java and Macromedia Flash(TM) capabilities, allowing OEMs to deliver rich, multi-media based internet content to TV as well as stand-alone network appliances.

   Customers and Sales. The Company generates most of its Information Appliance revenues from North America and Japan. The Company has licensed its FirstView Connect browser and Industrial BIOS technology to a number of global technology leaders, including:

            PC Motherboards                        Embedded Systems
--------------------------------------- ---------------------------------------
First International Company             TeleCruz
VIA                                     eHomeTV

   The Company licenses its software products and provides professional services. In general, license fees are generated on a per unit basis for each system shipped, and professional service fees are generated based upon efforts expended. The Information Appliance Division utilizes a global direct sales force in North America, Asia and Europe, and resellers and distributors on a limited basis for certain regions.

   Some product modifications are generally required in order for the customer to deploy the Company's Information Appliance Division products on specific hardware platforms. The Company provides support services by telephone, via the Internet, and on-site.

   One customer accounted for 28% of Information Appliance Division's revenues in fiscal 2001. There were no other customers accounted for more than 10% of Information Appliance revenues in fiscal 2001. Fiscal 2001 was the first year the Information Appliance Division generated revenues.

   Competition. The Information Appliance Division competes primarily with research and development departments of software developers that may have significantly greater financial and technical resources than those of the Company. These companies include OpenTV Corporation, Wind River Systems, Inc., Liberate Technologies, and Microsoft Corporation. The Company also competes for software business with other independent suppliers, ranging from small, privately-held companies to in-house research and development departments of major OEMs. The Company believes that OEM customers in the information appliance space often license the Company's software products rather than develop these products internally in order to: (1) improve time to market, (2) reduce product development risks, and/or (3) reduce product development support costs.

PhoenixNet(TM) Division

   The Company's PhoenixNet(TM) division delivers products and services, including the introduction of its Internet security infrastructure product in fiscal 2001, to new and existing users of personal computers, internet appliances, and mobile devices for leading providers worldwide.

   PhoenixNet(TM) provides technology infrastructure that enables security products and services designed to deliver a higher level of trust to both devices and device-aware e-business applications through device authentication. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Regional Device Authorities.

   Products.  PhoenixNet(TM) is currently offering the following products:

   DeviceConnect(TM). Phoenix's DeviceConnect is a software and firmware based product, currently available for Check Point VPN-1 implementations, that turns a PC into an authentication token. Users need nothing more than their PCs running a Phoenix-customized VPN Client to securely access their network.

   Technologies. The PhoenixNet(TM) division offers its products using primarily StrongROM and StrongClient technologies.

   StrongROM. StrongROM is a ROM chip that contains an industry-leading cryptographic engine (RSA algorithms) and three security keys. Every PC, notebook, internet appliance, and other connected device that includes a StrongROM chip on the motherboard comes equipped with built-in strong security features. The device itself can become a tool for instant, and transparent device authentication.

   With Phoenix Security firmware on board, the computer or notebook itself effectively becomes a "virtual smart card" for network access or internet transaction authentication, while all existing security steps and infrastructures (like username/password logons and VPNs) remain in place. By using two authentication methods--username/password for the individual and StrongROM for the device--the customer benefits from two-factor or "strong" authentication.

   StrongCLIENT. StrongCLIENT is the software version of the StrongROM security technology. It is a Windows based implementation of the cryptographic engine leveraging security keys that are in Phoenix's firmware solution, StrongROM. It provides the functionalities of the ROM-based version and is easily installed on new or existing computers.

   Customers and Sales. The activities of PhoenixNet(TM) are focused on delivering internet configuration services to PhoenixNet(TM) enabled motherboards. When these motherboards are built into a PC that connects to the Internet, the free configuration services are performed from the PhoenixNet(TM) data center. The Company has expanded its offerings with an internet security infrastructure product. This key strategic offering allows a reseller to offer a trusted platform. The product uses digital signatures and an online enrollment process to establish device authentication for applications, such as access control, transaction integrity, and content security.

   Two customers accounted for 35% and 34% of revenues generated by PhoenixNet(TM) in fiscal 2001. In fiscal 2000, four customers each accounted for more than 10% of revenues in fiscal 2000.

   Competition. In the securities business, there are many distribution vehicles for the Company's customers to reach PC end users, including PC OEM companies, PC and hardware registration companies, and Internet web sites. Many have greater resources than the Company.

PRODUCT DEVELOPMENT

   The company's research and development expenditures in fiscal years 2001, 2000, and 1999 were $45.5, $39.1 million, and $39.9 million, respectively. At November 30, 2001, its research and development group included 367 full-time equivalent persons. The Company's research and development expenditures demonstrate its continuous commitment to maintain and enhance its current product lines, develop new products, maintain technological competitiveness and meet continually changing customer and market requirements.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

   The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. As of September 30, 2001, the Company had been issued twenty-nine patents in the U.S. and had sixty-five patent applications in process in the United States Patent and Trademark Office. There can be no assurance that any of these patents would be upheld as valid if challenged.

   The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of long-term value. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. It also initiates litigation where appropriate to protect its rights in that intellectual property. The Company licenses the source code for its products to its customers for limited uses. Wide dissemination of its software products makes protection of its proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of its products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

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

EMPLOYEES

   As of November 30, 2001, Phoenix employed 515 full-time equivalent persons worldwide, of whom 302 were in research and development and customer engineering, 84 were in sales and marketing, and 129 were in general and administration. Of the 515 total full-time equivalent persons, 8 were contractors. Phoenix's employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

   As of November 30, 2001, inSilicon employed 124 full-time equivalent persons worldwide, of whom 65 were in research and development and customer engineering, 42 were in sales and marketing, and 17 were in general and administration. Of the 124 total full-time equivalent persons, 5 were contractors. inSilicon's employees are not represented by a labor organization, and inSilicon has never experienced a work stoppage. inSilicon considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

   To the Company's present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2. PROPERTIES

   The Company's corporate headquarters are located in a facility in San Jose, California, which the Company leases pursuant to a lease agreement expiring in November 2003. This facility also includes its Platform Enabling Division, inSilicon, Information Appliance Division, and PhoenixNet(TM) Division. In fiscal 1997, the Company entered into a five-year lease agreement for a facility in Irvine, California. The Irvine lease was renewed in August 2001 for an additional seven years effective February 2002. The Company also leases smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Houston and Austin, Texas; Taipei, Taiwan; Hong Kong, Beijing, and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; Budapest, Hungary; and Munich, Germany. These offices generally provide engineering, sales, and technical support to its customers. In November 2000, inSilicon relocated its sales and marketing function to a small office facility in San Jose, California under a two-year lease that expires in June 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

   The executive officers of the Company serve at the discretion of the Board of Directors of Phoenix. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

Name                          Age                              Position
----                          ---                              --------
Albert E. Sisto.............. 52  Chairman, President, and Chief Executive Officer

David A. Everett............. 58  Senior Vice President

W. Curtis Francis............ 52  Senior Vice President & General Manager, Corporate Engineering and
                                  Planning Division

David L. Gibbs............... 44  Senior Vice President & General Manager, Global Sales and Support
                                  Division

John M. Greeley.............. 54  Senior Vice President, Finance and Chief Financial Officer

Kendall S. Larsen............ 44  Senior Vice President and General Manager, Business Development

Magda M. Madriz.............. 49  Vice President, Human Resources

Alan L. McCann............... 38  Senior Vice President & General Manager, Corporate Marketing and
                                  Products Division

Linda V. Moore............... 55  Vice President, General Counsel and Secretary

BIOGRAPHIES

   Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board in June 1999. He was elected Chairman of the Board in January 2000. Mr. Sisto was formerly Chief Operating Officer of RSA Data Security, Inc. from 1997 to 1999. He served as President, Chairman, and CEO of DocuMagix from 1994 to 1997. From 1989 to 1994, Mr. Sisto served as the President and CEO of PixelCraft, Inc. Mr. Sisto has also served in executive management roles at MIPS Technologies, Relational Technologies (INGRES), Intel, Honeywell, and General Electric. Mr. Sisto serves as a director and Chairman of the Board of inSilicon, Corp. and is on the Boards of Directors of Hi/fn Inc., a semiconductor components company, and Tekgraf, a graphic arts distribution and service company. Mr. Sisto earned a Bachelor of Science in Engineering from Stevens Institute of Technology.

   Mr. Everett has served as Senior Vice President since October 2001, with responsibility for special assignments for the CEO. From April 1999 to October 2001, Mr. Everett served as Senior Vice President and General Manager of the Platform Enabling Division in April 1999. From September 1997 to April 1999, he was CEO of 3D Labs, Inc. In September 1997, he became President and CEO of Dynamic Pictures, Inc. In January 1996, he joined the Company as Vice President, Worldwide Field Operations. Through December 1995, Mr. Everett worked for SyQuest Technology as Executive Vice President, Sales and Marketing. He also worked for Wyse Technology as Senior Vice President, Sales and Corporate Marketing. Mr. Everett earned a B.A. in Business from Michigan State University.

   Mr. Francis joined the Company as Senior Vice President and General Manager of the Corporate Engineering and Planning Division in October 2001. He joined Phoenix from Quantum Corporation, where he served as Vice President of Corporate Development from May 1998 to April 2001. Before joining Quantum, Mr. Francis was Vice President of Corporate Development and Strategic Planning at Advanced Micro Devices from April 1995 to May 1998 and also served as Vice President of Corporate Development at Sun Microsystems from August 1993 to April 1995. Prior to joining Sun Microsystems, he served in a number of executive capacities in the areas of corporate strategy, strategic planning, and finance at Advanced Micro Devices, and previously had worked as a consultant for the Boston Consulting Group. Mr. Francis holds an MBA Degree from Harvard Business School, a M.S. degree in Electrical Engineering from Massachusetts Institute of Technology, and a B.S. degree in Engineering and Applied Science from Yale University.

   Mr. Gibbs became the Senior Vice President and General Manager of the Global Sales and Support Division in October 2001. He joined the Company as Vice President of Business Development in March 2001 and was promoted to Senior Vice President and General Manager of the Information Appliance Division in May 2001. Prior to joining Phoenix, he served in several senior management roles at FlashPoint Technologies, an embedded appliance OS company, from 1998 to 2001. Prior to that, Mr. Gibbs was Vice President of Sales at DocuMagix/JetFax from 1997 to 1998, and held a number of executive sales and business development roles between November 1993 to March 1997 while at Insignia Solutions. Mr. Gibbs earned a B.A. degree in Economics from UCLA.

   Mr. Greeley joined the Company as Senior Vice President of Finance and Chief Financial Officer in May 2000. From April 1999 to May 2000, he was Chief Operating and Financial Officer of Leasing Solutions, Inc. Mr. Greeley spent over sixteen years at GE Capital Corporation in various finance and general management positions. While at GE Capital, Mr. Greeley served as President of Telecom Financial Services, a wholly owned subsidiary of GE Capital specializing in the financing of telecom and data networks, from September 1996 to April 1999. From June 1994 to September 1996, he was President of NTFC Capital, acquired by GE Capital, which supported Northern Telecom and its distributors. He started his career in New York City with PricewaterhouseCoopers LLP, and is a CPA. Mr. Greeley is a graduate of St. John's University with a B.S. degree in Accounting and an M.B.A. in Finance.

   Mr. Larsen became Senior Vice President and General Manager, Business Development in October 2001. He joined the Company as Senior Vice President and General Manager of the PhoenixNet Division in October

2000. Before joining Phoenix, he was with RSA Security, Inc. as the Senior Vice President of Worldwide Alliances and OEM Sales from May 1998 to October 2000. Prior to joining RSA, Mr. Larsen was Vice President of International Sales and Vice President of Worldwide Sales at Ramp Networks from September 1996 to April 1998. From January 1994 to August 1996, he was Managing Director of the Americas for General Magic. He has also served as Director of National Accounts, Director of OEM Sales, and Director of the western area for Novell, Inc., and he held various management sales positions at IBM and Xerox Corporation. Mr. Larsen holds a B.S. degree in Economics from the University of Utah.

   Ms. Madriz came to Phoenix from Xicor, Inc. in October 2000. She joined Xicor, Inc. in 1984 as Director of Human Resources, and was promoted to Vice President in 1990. In addition to her responsibilities as the senior executive for Human Resources, she also assumed responsibility for Safety and Environmental Compliance. Prior to Xicor, Ms. Madriz served as Division Senior HR Manager for Atari, Inc. from 1980 to 1984. She has also worked for Dysan Corporation, and Federated Department Stores in various HR capacities. She has served as an appointed Commissioner for The City of San Jose since 1994, and is on the board of several non-profit organizations. Ms. Madriz earned a B.A. degree in Business Administration from the University of Pavia, Italy.

   Mr. McCann became Senior Vice President and General Manager, Corporate Marketing and Products Division in October 2001. He joined the Company as Vice President of Marketing, Platform Enabling Division in May 2001 and was promoted to Vice President and General Manager, Platform Enabling Division in August 2001. Prior to that, he served as Vice President and General Manager, PC and Consumer Electronics Divisions, Ravisent Technologies Inc. from November 1999 to April 2001; and from May 1997 to October 1999 as Sr. Director of Product Marketing, ATI Technologies Inc. Prior to that, Mr. McCann held various management positions at Xerox, QMS, and IBM. Mr. McCann earned an MBA from York University, Canada and a B.A.Sc. in Electrical/Computer Engineering from the University of Waterloo, Canada.

   Ms. Moore joined the Company in November 1999. Prior to joining the Company, she was Vice President and General Counsel of Appiant Technologies, Inc., a distributor of computer-telephony products based in Fremont, California from 1998 to 1999. From 1989 to 1998, she served as General Counsel and Secretary of Jabil Circuit, Inc., an electronics contract manufacturer headquartered in St. Petersburg, Florida. She has also served as a consultant to Internet start-ups, has 6 years of experience in equipment leasing, and began her career in private practice. Ms. Moore received a B.A. degree from the University of Michigan, an M.A. from Eastern Michigan University and a J.D. from Detroit College of Law at Michigan State University.

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

                                                             High   Low
                                                            ------ ------
      Year ended September 30, 2001:
        Fourth quarter..................................... $15.14 $ 9.88
        Third quarter......................................  14.60   8.69
        Second quarter.....................................  19.25  12.94
        First quarter......................................  18.63  12.19

      Year ended September 30, 2000:
        Fourth quarter..................................... $20.50 $14.44
        Third quarter......................................  21.50  12.38
        Second quarter.....................................  30.25  13.38
        First quarter......................................  18.13   8.63

   The Company had 239 shareholders of record as of November 30, 2001. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. See Note 13 to the Consolidated Financial Statements included herein for the terms of exercise of stock options.

   The Company may have issued certain shares of its common stock under its 1999 Stock Plan and 1991 Employee Stock Purchase Plan prior to the filing of applicable Registration Statements on Form S-8, all of which have now been filed.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data below includes business combinations described in Note 7 to the Consolidated Financial Statements, included herein. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 2001 and 2000. This information was derived from the Company's unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with the Company's annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Selected Annual Consolidated Data

(In thousands, except per share data)

                                                              For the Years ended September 30,
                                                       -----------------------------------------------
                                                         2001      2000     1999      1998      1997
                                                       --------  -------- --------  --------  --------
Revenues:
  License fees........................................ $103,324  $125,817 $103,326  $100,344  $ 89,884
  Services............................................   18,113    18,568   22,500    22,541    15,612
                                                       --------  -------- --------  --------  --------
     Total revenues...................................  121,437   144,385  125,826   122,885   105,496
Gross margin..........................................  100,372   122,922   90,944    95,785    86,857
Impairment of long-lived assets.......................    9,393        --       --        --        --
Restructuring cost....................................    1,525     1,270    7,892    11,682        --
Income (loss) from operations.........................  (24,768)   26,825   (4,661)     (431)   16,407
Net income (loss).....................................  (18,002)   20,902    1,804       722    20,335
Earnings (loss) per share:
  Basic............................................... $  (0.72) $   0.85 $   0.07  $   0.03  $   0.80
  Diluted............................................. $  (0.72) $   0.77 $   0.07  $   0.03  $   0.74

                                                              For the Years ended September 30,
                                                       -----------------------------------------------
                                                         2001      2000     1999      1998      1997
                                                       --------  -------- --------  --------  --------
Cash, cash equivalents, and short-term investments.... $ 65,034  $107,718 $ 55,592  $ 71,297  $ 72,168
Working capital.......................................   76,606   124,532   52,929    77,143    96,383
Total assets..........................................  160,611   194,895  141,998   156,484   156,033
Long-term obligations.................................      638     1,449    1,546     1,428       530
Stockholders' equity..................................  119,696   148,300   98,922   125,336   133,539
Cash dividends declared per common share..............       --        --       --        --        --

Selected Unaudited Quarterly Consolidated Data

(In thousands, except per share data)

                                                                       Fiscal 2001, Quarters ended
                                                                   ----------------------------------
                                                                   Dec. 31 Mar. 31  Jun. 30  Sep. 30
                                                                   ------- -------  -------  --------
Revenues.......................................................... $38,775 $25,761  $31,734  $ 25,167
Gross margin......................................................  34,411  20,966   25,681    19,314
Impairment of long-lived assets...................................      --      --       --     9,393
Restructuring cost................................................      --      --    1,525        --
Income (loss) from operations.....................................   7,225  (8,183)  (4,594)  (19,216)
Net income (loss).................................................   5,511  (4,396)  (1,688)  (17,429)
Earnings (loss) per share--basic.................................. $  0.22 $ (0.17) $ (0.07) $  (0.69)
Earnings (loss) per share--diluted................................ $  0.21 $ (0.17) $ (0.07) $  (0.69)

                                                                       Fiscal 2000, Quarters ended
                                                                   ----------------------------------
                                                                   Dec. 31 Mar. 31  Jun. 30  Sep. 30
                                                                   ------- -------  -------  --------
Revenues.......................................................... $32,371 $34,725  $36,503  $ 40,786
Gross margin......................................................  26,557  29,475   30,308    36,582
Restructuring cost................................................      --      --       --     1,270
Income from operations............................................   3,505   6,528    7,226     9,566
Net income........................................................   2,749   5,007    5,852     7,294
Earnings per share--basic......................................... $  0.11 $  0.20  $  0.23  $   0.28
Earnings per share--diluted....................................... $  0.10 $  0.17  $  0.21  $   0.26

   In the first quarter of fiscal 2001, inSilicon completed the acquisitions of Xentec, Inc. and HD Lab, K.K. In the third quarter, Phoenix completed the acquisitions of Integrity Sciences, Inc. and Ravisent Technologies, Inc. All four acquisitions were accounted for using the purchase method of accounting. And accordingly, the results of operations for the companies acquired are included only for the period subsequent to closing of the acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Phoenix is a global leader of device-enabling and management software solutions for PCs and connected digital devices. We provide our products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. We also provide training, consulting, maintenance, and engineering services to our customers. We market and license our products and services through a direct sales force, as well as through regional distributors and sales representatives.

   The global computer industry, driven by the expansion of the Internet, has evolved into a rich "connected device ecosystem" embracing entirely new categories of functionality and is characterized by rapid technology changes that include increased processor speeds, hardware miniaturization, portability, and new and improved ways to connect devices. Traditional PC platforms have evolved into "endpoints" of the Internet. In addition, a wide array of other new technological innovations have emerged such as TV-centric "Internet Televisions" (iTVs), "Internet Video Players" (iVPs), tablet PCs, wireless handheld appliances, interactive game stations, home networks, and rack-mounted single board server systems (known as "server blades") for enterprise applications.

   We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

   Phoenix's operations include the following:

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

   inSilicon: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of wired and wireless products. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

   Information Appliance: Provides technology to electronics OEMs to develop information appliance designs. Information Appliance software delivers an easy-to-implement, low cost/high value architecture that enables "instant-on" internet access and browsing capability for devices such as internet TV, interactive screen phones, and handheld appliances. This division was launched in March 2001.

   PhoenixNet(TM): Provides technology infrastructure that enables security products and services designed to deliver a higher level of trust to both devices and device-aware e-business applications through device authentication. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Regional Device Authorities.

   During fiscal 2001, we completed four business combinations. In February 2001, Phoenix acquired Integrity Sciences, Inc., a provider of core computer security products, which developed and marketed strong password technology. In March 2001, Phoenix acquired certain assets of Ravisent Technologies, Inc., a provider of digital audio and video software solutions and internet appliance technology. In December 2000, inSilicon acquired Xentec, Inc., a privately held IP developer that specialized in the design of high-speed mixed-signal analog and wireless technologies and HD Lab, K.K., a wireless design services group specialized in certain Bluetooth baseband technology.

   These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the Consolidated Balance Sheets as of September 30, 2001. The results of operations from the date of acquisitions through September 30, 2001 were included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2001. There were no acquisitions or business combinations during fiscal 2000 or 1999.

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

   The following is a summary of purchased transactions completed in fiscal 2001 (in millions):

------------------------------------------------------------------------------------------------
                                 Total      Total                Other
                               purchase    tangible Purchased  intangible Stock-based
Acquired company             consideration  assets  technology   assets   compensation Goodwill
------------------------------------------------------------------------------------------------
By Phoenix:
 Integrity Sciences, Inc....     $ 3.9       $ --      $3.4       $ --        $ --      $ 0.5
 Ravisent Technologies, Inc.     $19.1       $ --      $8.1       $ --        $ --      $11.0
------------------------------------------------------------------------------------------------
By inSilicon:
 Xentec, Inc................     $11.7       $0.2      $0.2       $0.6        $0.4      $10.3
 HD Lab, K.K................     $ 1.6       $ --      $1.3       $0.3        $ --      $  --
------------------------------------------------------------------------------------------------

   The following are details of the forms of consideration and their fair values for each acquisition:

------------------------------------------------------------------------------------------------
Acquired company                           Form of consideration                   Fair value
------------------------------------------------------------------------------------------------
Integrity Sciences, Inc.    $2.5 million in cash................................  $ 2.5 million
                            75,000 shares of Phoenix common stock...............    1.3 million
                            Transaction costs...................................    0.1 million
                                                                                 --------------
                              Total.............................................  $ 3.9 million
------------------------------------------------------------------------------------------------
Ravisent Technologies, Inc. $17.8 million in cash...............................  $17.8 million
                            Transaction costs...................................    1.3 million
                                                                                 --------------
                              Total.............................................  $19.1 million
------------------------------------------------------------------------------------------------
Xentec, Inc.                $3.0 million in cash................................  $ 3.0 million
                            15,678 and 618,378 shares of inSilicon common and
                              exchangeable preferred stock, respectively........    7.2 million
                            Options to purchase 96,004 shares of inSilicon
                              common stock......................................    1.0 million
                            Transaction costs...................................    0.5 million
                                                                                 --------------
                              Total.............................................  $11.7 million
------------------------------------------------------------------------------------------------
HD Lab, K.K.                $1.6 million in cash................................  $ 1.6 million
------------------------------------------------------------------------------------------------

   As of September 30, 2001, $1.2 million of the $1.6 million payable specified in the HD Lab, K.K. acquisition agreement had been paid. The remaining balance of $0.4 million is scheduled to be paid in fiscal 2002.

   The acquisition agreement with Integrity Sciences, Inc. includes an earn-out agreement over a five year period of up to 100,000 shares of Phoenix's common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments have been earned through September 30, 2001.

   The acquisition agreement with Xentec requires that inSilicon Canada issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. Additional goodwill will be recorded for the fair value of this consideration as the exchangeable preferred shares, if any, are issued. There is no minimum payment requirement in this contingent consideration and no payment was earned or paid for fiscal 2001. Also under the terms of the acquisition, in January 2002 inSilicon will issue common stock with a fair value of $0.5 million to former Xentec employees who continue their employment with inSilicon through December 18, 2001. The $0.5 million is being recognized as stock-based compensation expense over the one year period subsequent to the merger, and as of September 30, 2001, $0.4 million of this amount is included in payroll and related liabilities in the consolidated balance sheets.

   If the performance milestones specified in the earn-out agreements are met, payments will be accrued and recorded as additional goodwill.

   On March 27, 2000, Phoenix's majority-owned subsidiary, inSilicon, closed its initial public offering of 3.5 million shares. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million. The principal purpose of the offering was to increase inSilicon's equity capital, to create a public market for its common stock, to facilitate future access to public equity markets, to improve the effectiveness of its stock option plan in attracting and retaining key employees, to provide liquidity to Phoenix and to provide increased visibility of inSilicon in the marketplace. On September 30, 2001, Phoenix owned approximately 69.2% of inSilicon's common stock.

   In September 1998, we acquired Sand in a purchase acquisition. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of our common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2002. Of the $3.7 million, approximately $1.6 million represents minimum anticipated payments. Performance incentives totaling of $2.6 million were earned per the agreement. Of the $2.6 million, $0.8 million was earned in fiscal 2000 and paid in fiscal 2001; $0.9 million was earned in fiscal 1999 and paid in fiscal 2000. The final payment of $0.9 million was earned in fiscal 2001 and is scheduled to be paid in fiscal 2002. The earn-out agreement ended in fiscal 2001.

Results of Operations

   The following table includes Consolidated Statement of Operations data for the years ended September 30, 2001, 2000, and 1999, as a percentage of total revenues:

                                                                      2001  2000 1999
                                                                      ----  ---- ----
Revenues:
  License fees.......................................................  85 %  87%  82%
  Services...........................................................  15    13   18
                                                                      ---   ---  ---
   Total revenues.................................................... 100   100  100
Cost of revenues:
  License fees.......................................................   3     2    6
  Services...........................................................  12    12   15
  Amortization of purchased technology...............................   2     1    2
  Write-off of capitalized software..................................  --    --    5
                                                                      ---   ---  ---
   Total cost of revenues............................................  17    15   28
                                                                      ---   ---  ---
Gross margin.........................................................  83    85   72
Operating expenses:
  Research and development...........................................  37    27   32
  Sales and marketing................................................  31    23   23
  General and administrative.........................................  20    14   13
  Amortization of goodwill and acquired intangible assets............   4     2    2
  Stock-based compensation...........................................   1    --   --
  Impairment of long-lived assets....................................   8    --   --
  Restructuring cost.................................................   2     1    6
                                                                      ---   ---  ---
   Total operating expenses.......................................... 103    67   76
                                                                      ---   ---  ---
Income (loss) from operations........................................ (20)   18   (4)
Interest and other income, net.......................................   2     3    3
Gain (loss) on investment............................................  (2)   --    3
Minority interest....................................................   4    --   --
                                                                      ---   ---  ---
Income (loss) before income taxes.................................... (16)   21    2
Income tax expense (benefit).........................................  (1)    7    1
                                                                      ---   ---  ---
Net income (loss).................................................... (15)%  14%   1%
                                                                      ===   ===  ===

Revenues

   Our products are generally designed into personal computer systems, information appliances, and semiconductors. License fee and service revenues by segment for fiscal 2001, 2000, and 1999 were as follows (dollars in thousands):

                              Amount of Revenues       % Change      % of Revenues
                          -------------------------- -----------  -------------------
                            2001     2000     1999   2001   2000  2001   2000   1999
                          -------- -------- -------- -----  ----  -----  -----  -----
Platform Enabling........ $ 96,668 $118,604 $106,872 -18.5% 11.0%  79.6%  82.1%  84.9%
inSilicon................   19,079   24,676   18,954 -22.7% 30.2%  15.7%  17.1%  15.1%
Information Appliance....    3,531       --       --   n/a   n/a    2.9%    --     --
PhoenixNet(TM)...........    2,159    1,105       --  95.4%  n/a    1.8%   0.8%    --
                          -------- -------- -------- -----  ----  -----  -----  -----
Total revenues........... $121,437 $144,385 $125,826 -15.9% 14.7% 100.0% 100.0% 100.0%
                          ======== ======== ======== =====  ====  =====  =====  =====

   Total revenues in fiscal 2001 decreased by $22.9 million (or 15.9%) from fiscal 2000. The decrease is primarily a result of the global economic slowdown and softness in the PC market.

   Platform Enabling revenues in fiscal 2001 decreased by $21.9 million (or 18.5%) from fiscal 2000 due to softness in the PC market which had a significant impact on our core business in the North America and Taiwan regions. Platform Enabling revenues increased by $11.7 million (or 11.0%) in fiscal 2000, mainly due to higher volume royalty license fees from two OEM customers.

   inSilicon revenues in fiscal 2001 decreased by $5.6 million (or 22.7%) from fiscal 2000 due primarily to the challenging economic environment, particularly in North America. Revenues in fiscal 2000 increased by $5.7 million (or 30.2%) from fiscal 1999 due to greater market acceptance of semiconductor intellectual property, increased acceptance of re-use licenses of semiconductor intellectual property to existing customers, and increased maintenance revenues from inSilicon's growing installed base of customers.

   Information Appliance first generated revenues in the third quarter of fiscal 2001. North America and Japan were the two main regions contributing to these revenues.

   PhoenixNet(TM) revenues in fiscal 2001 increased by $1.1 million (or 95.4%) from fiscal 2000, primarily due to its shift in business focus from homepage and search settings solutions to device authentication security products and services during fiscal 2001. PhoenixNet(TM) first generated revenues in the second quarter of fiscal 2000.

   Revenues by geographic region based on country of sale for fiscal 2001, 2000, and 1999 were as follows (dollars in thousands):

                          Amount of Revenues       % Change       % of Revenues
                      -------------------------- ------------  -------------------
                        2001     2000     1999   2001   2000   2001   2000   1999
                      -------- -------- -------- -----  -----  -----  -----  -----
North America........ $ 34,613 $ 41,121 $ 40,907 -15.8%   1.0%  28.5%  28.5%  32.5%
Japan................   46,878   48,994   36,596  -4.3%  33.9%  38.6%  33.9%  29.1%
Taiwan...............   21,705   41,409   33,828 -47.6%  22.4%  17.9%  28.7%  26.9%
Other Asian Countries    9,870    3,405    2,999 189.9%  13.5%   8.1%   2.4%   2.4%
Europe...............    8,371    9,456   11,496 -11.5% -17.7%   6.9%   6.5%   9.1%
                      -------- -------- -------- -----  -----  -----  -----  -----
Total Revenues....... $121,437 $144,385 $125,826 -15.9%  14.7% 100.0% 100.0% 100.0%
                      ======== ======== ======== =====  =====  =====  =====  =====

   In fiscal 2001, North America, Japan, Taiwan, and Europe revenues decreased while Other Asian Countries revenues increased. The decrease in North America, Japan, Taiwan, and Europe was due primarily to the economic slowdown in the global economy which had a significant impact on the PC market. The increase in Other Asian Countries was attributed to improved sales development efforts in Korea and China. In fiscal 2000, revenues from Japan, Taiwan, and Other Asian Countries increased while North American revenues remained relatively flat and European revenues decreased. This fluctuation of revenues was due primarily to the outsourcing of system design and manufacturing to Asian PC and motherboard manufacturers, inSilicon's release of their USB 2.0 Controller, growth in Japan PC shipments in the Platform Enabling segment, and a shift in revenues from the European market to the Asian market. Taiwan, Japan, and Other Asian Countries revenues in fiscal 2000 increased despite lower average selling prices of our BIOS products than in fiscal 1999, partly due to a shift in demand for personal computers from desktop to notebook computers.

   One customer accounted for 12% of total revenues in fiscal 2001. Another customer accounted for 19% and 11% of revenues in fiscal 2000 and 1999, respectively. No other customer accounted for more than 10% of revenues in fiscal 2001, 2000, or 1999.

Gross Margin

   Gross margin as a percentage of revenues was 83%, 85%, and 72% for fiscal 2001, 2000, and 1999, respectively. Included in the cost of revenues was $2.2 million, $1.3 million, and $2.1 million of amortization of purchased technologies from business combinations for fiscal 2001, 2000, and 1999, respectively. Also included in the costs of revenues in fiscal 2000 and 1999 was a reversal of $1.9 million of previous year's Year 2000 ("Y2K") support cost and $3.2 million of Y2K support cost. In addition, a $6.6 million write-off of capitalized software in fiscal 1999 was reclassified from restructuring cost to cost of revenues for presentation purposes.

   For fiscal 2001, 2000, and 1999, gross margin as a percentage of revenues before the amortization of purchased technology and software development costs, Y2K support costs (reversal of Y2K support costs), and write-off of capitalized software was 84%, 85%, and 82%, respectively. The decrease in gross margin in fiscal 2001 from fiscal 2000 was due to lower margins on Information Appliance and inSilicon product sales. The increase in gross margin in fiscal 2000 from fiscal 1999 was due to an increase in license revenues from the Platform Enabling division and inSilicon, especially in Asia. License fee gross margin as a percentage of license fee revenues was 96%, 98% and 92% in fiscal 2001, 2000 and 1999, respectively. Service gross margin as a percentage of revenues was 16%, 8% and 19% in fiscal 2001, 2000 and 1999, respectively. Total amortization of capitalized purchased technologies and software development costs charged to costs of revenues in fiscal 2001, 2000 and 1999, was $2.2 million, $2.5 million and $4.8 million, respectively.

Research and Development Expenses

   Research and development expenses were $45.5 million, $39.1 million, and $39.9 million in fiscal 2001, 2000, and 1999, respectively. As a percentage of revenues, these expenses represented 37%, 27%, and 32%, respectively. In fiscal 2001, research and development expenses increased by $6.4 million (or 16%) due to increased expenses relating to recent acquisitions, the launch of a new division, and establishment of a new development center in Asia. In fiscal 2000, research and development expenses decreased by $0.8 million (or 2%) due to the improvement of product and resource management resulting in lower headcount and the movement of research and development centers to Asia and Japan where costs were lower partially offset by an increase in variable compensation due to the attainment of increased revenues.

   Approximately $1.4 million, $0.4 million, and $2.4 million of internal software development costs were capitalized in fiscal 2001, 2000, and 1999, respectively.

Sales and Marketing Expenses

   Sales and marketing expenses were $37.2 million, $33.1 million, and $29.0 million in fiscal 2001, 2000, and 1999, respectively. As a percentage of revenues, these expenses represented 31%, 23% and 23% in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, sales and marketing expenses increased by $4.1 million (or 12%) due primarily to the increase in the size of our direct sales force and the expansion of our distribution channels to position ourselves for growth in the security and Information Appliance markets. In fiscal 2000, sales and marketing expenses increased by $4.1 million (or 14%) due primarily to an increase in variable compensation due to the attainment of increased revenues, and costs related to sales meetings.

General and Administrative Expenses

   General and administrative expenses were $24.7 million, $19.7 million, and $16.3 million in fiscal 2001, 2000, and 1999, respectively. As a percentage of revenues, these expenses represented 20%, 14%, and 13% in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, the general and administrative expenses increased by $5.0 million (or 25%) due to investment in infrastructure, including launching the new Information Appliance Division and setting up new foreign offices. Also included in the fiscal 2001 general and administrative expenses was an increase in bad debt provision of $1.2 million from fiscal 2000 to reflect current market slowdown. The increase in fiscal 2000 was primarily due to increases in personnel, especially in the PhoenixNet(TM) segment and inSilicon, and variable compensation due to higher profitability.

Amortization of goodwill and acquired intangibles

   Amortization expenses were $5.0 million, $2.2 million, and $2.5 million in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, amortization expense increased by $2.8 million from fiscal 2000, primarily due to various purchase acquisitions completed in fiscal 2001 (see Note 7 to the Consolidated Financial Statements). The amortization expenses in fiscal 2000 and 1999 were related to the Sand acquisition, which was completed in fiscal 1998.

Stock-Based Compensation

   The stock-based compensation expenses were $1.7 million, $0.8 million, and $nil in fiscal 2001, 2000, and 1999, respectively. Charges in fiscal 2001 were mostly due to the granting of options to purchase Phoenix and inSilicon stock at exercise prices less than the fair market value of the stock on the grant date.

Impairment of long-lived assets

   Impairment of long-lived assets were $9.4 million in fiscal 2001 and $nil in fiscal 2000 and 1999. During the fourth quarter of fiscal 2001, pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), inSilicon performed an assessment of the carrying value of its long-lived assets to be held and used, including goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was necessitated by various factors that indicated these assets may be impaired, including recent operating results that did not meet management's expectations, the global downturn in technology spending, and sustained decline in inSilicon's market capitalization.

   The conclusion of inSilicon's assessment was that indicators of impairment were present and therefore a test was required. inSilicon performed an asset impairment test with the assistance of independent valuation experts. The test was performed by comparing the undiscounted expected cash flows for a five-year period (the estimated life of the assets), to the carrying amount of the goodwill and other intangible assets resulting from purchase business combinations. The assumptions supporting the estimated cash flows reflect management's best estimates.

   Also with the assistance of independent valuation experts, inSilicon determined the fair value of the impaired long-lived assets. Fair value was determined using the cash flow method and the income approach using the same assumptions as those used in the initial test of impairment. Based on the results of the test, inSilicon determined that the goodwill associated with Xentec was impaired and a write-down of goodwill and intangible assets totaling $9.4 million was recorded during the fourth quarter of fiscal 2001, reflecting the amount by which the carrying amount of the assets exceed their respective fair values. The write-down was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations. There were no impairment charges of long-lived assets in fiscal 2000 or 1999 for inSilicon.

   Phoenix also conducted an assessment of the carrying value of its long-lived assets due to similar impairment indicators and determined that no impairment charges were required in fiscal 2001, 2000, or 1999.

Restructuring Costs

   Restructuring charges for fiscal 2001, 2000, and 1999, were as follows:

                                                    Years ended September 30,
                                                    -------------------------
                                                      2001     2000    1999
                                                     ------   ------  ------
                                                         (in thousands)
  Severance and other exit costs................... $1,525   $1,270   $7,108
  Asset write-offs.................................     --       --      784
                                                     ------   ------  ------
                                                    $1,525   $1,270   $7,892
                                                     ======   ======  ======

   Write-off of capitalized software of $6.6 million that was previously categorized as restructuring charges in fiscal 1999 was reclassified to costs of revenues for presentation purposes.

   2001 Charges

   In April 2001, in efforts to optimize operational efficiency and change its business strategy to address changes in customer demands, we reduced our global workforce by approximately 70 employees across all business functions. The restructuring included refocusing research and development efforts, re-evaluating sales and marketing and general and administration resource requirement, and aligning overall cost structure with current revenue levels. All terminations were completed as of September 30, 2001.

   The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001. As of September 30, 2001, approximately $1.3 million was paid and an additional $0.2 million was accrued and expected to be paid through the first quarter of fiscal 2002. As a result of the restructuring program, we expect pretax savings in operating expenses to be approximately $9.0 million on an annualized basis.

   2000 Charges

   In the fourth quarter of fiscal 2000, Phoenix recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations were completed as of September 30, 2000.

   1999 Charges

   In fiscal 1999, we incurred $7.9 million of restructuring charges relating to the realignment of its business into three operating divisions, consolidation of certain facilities and operations, integration of Award and Sand, and discontinuation of the PICO and PC Enhancing Division. These charges included $5.5 million in severance costs associated with the elimination of 92 positions across all business functions from various product divisions and management, $0.8 million of fixed assets write-down for the Company's United Kingdom branch, $0.7 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. All terminations were completed as of September 30, 2000.

   Charges Subsequent to Fiscal 2001 Year End

   In October 2001, due to continuing global economic downturn and industry trends, we announced a restructuring program that would reduce its global workforce by approximately 15%. This restructuring program will align our expense structure with current market conditions to return to profitability. This reduction will result in a one-time charge of approximately $4.0 million in the first quarter of fiscal 2002.

   As part of the restructuring program, we also announced a reorganization plan that would align its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The Corporate Marketing and Products Division (or CMPD), will be customer-focused and responsible for product marketing functions and applications development activities. The Corporate Engineering and Planning Division (or CEPD), will be technology-focused and includes the core development resources and deployment-engineering group. The Global Sales and Support Division (or GSSD), will focus on growing customer base and revenues.

   As a result of the restructuring program announced in October 2001, we expect a pre-tax saving of $10.0 million on an annualized basis starting from the second quarter of fiscal 2002.

   In December 2001, inSilicon announced a restructuring program to realign ongoing expense structure. This restructuring program will result in a one-time charge of $3.5 million which includes a global workforce reduction by approximately 20% and a substantial non-cash write-down of previously capitalized software. The restructuring is expected to be completed by the first quarter of fiscal 2002. inSilicon anticipated an annualized cost saving of approximately $2.8 million from this restructuring program.

Interest and Other Income, Net

   Net interest and other income was $2.9 million, $4.0 million, and $3.3 million in fiscal 2001, 2000, 1999, respectively. Net interest and other income consists mostly of interest income. Interest income is primarily derived from cash and short-term investments. The income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned in fiscal 2001 was approximately 4.3%. All of the cash equivalents and short-term investments are in USD and are not subject to fluctuations in foreign currency exchange rates. Interest income was $3.5 million, $4.4 million, and $3.4 million in fiscal 2001, 2000, 1999, respectively, of which $1.6 million in fiscal 2001 was inSilicon's. Interest income decreased by $0.9 million and increased by $1.0 million in fiscal year 2001 and 2000, respectively. The decrease in interest income in fiscal 2001 was primarily due to the decrease in the average cash balance available for investment as a result of funding various acquisitions and stock repurchase programs during the year. The increase of $1.0 million interest income in fiscal 2000 was primarily due to higher cash balances as a result of proceeds inSilicon received from the initial public offering of inSilicon stock.

Gain/Loss on Investment

   Gain (loss) on investment was ($2.8 million), $nil, and $4.0 million in fiscal 2001, 2000, and 1999, respectively. Equity investments in companies in which Phoenix does not have significant influence, which is usual when ownership is less than 20%, are included in other assets. These investments are accounted for using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. In the fourth quarter of fiscal 2001, as a result of the deterioration of financial markets and the corresponding effect on company valuations and financing prospects, Phoenix recorded $3.5 million in losses as a result of other than temporary declines in the value of investments in these companies. We do not participate in subsequent financings for any of the companies we invested in, and we are not obligated or committed in any way to participate in any future financings of these companies. Net loss on investment in fiscal 2001 was $2.8 million resulting from $3.5 million of write-down netted against $0.7 million of gain on sale of investments. The net gain on investment in fiscal 1999 was mainly related to a sale of Xionics common stock, which resulted in a $4.0 million gain.

Provision for Income Taxes

   Phoenix recorded income tax benefit of $0.8 million and income tax provisions of $9.8 million and $0.9 million, reflecting effective tax rates of 4%, 32%, and 32% in fiscal 2001, 2000, and 1999, respectively. The effective tax rate in 2001 was lower than the statutory rate due to change of valuation allowance related to inSilicon's deferred tax assets and foreign withholding taxes. Phoenix's effective tax rate in fiscal 2000 and 1999 had been lower than the statutory rate due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions. inSilicon is not consolidated for federal income tax purposes in fiscal 2001, as Phoenix owns less than 80% of inSilicon's issued outstanding voting stock.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption did not have a material effect on the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition. The unamortized goodwill was $15.9 million as of September 30, 2001 and the amortization of goodwill was $4.1 million for fiscal 2001.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on its operating results and financial position.

Fluctuations in Operating Results

   The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated data for fiscal 2001 and 2000. This information was derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with our annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

   Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. These reviews keep management informed of areas where additional selling efforts may be needed in order to meet the internal plans and market expectations. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Business Risks

   The additional following factors should be considered carefully when evaluating our business.

Product Development

   Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products depends on acceptance of e-commerce and adoption of digital devices.

Protection of Intellectual Property

   We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. We have been issued twenty-nine patents with respect to our current product offerings and have sixty-five patent applications pending with respect to certain of the products we market. Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

   There can be no assurance that a third party will not assert that our patents or other proprietary rights are violated by products offered by Phoenix. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, can trigger indemnity obligations owed by us to third parties, and may have an adverse effect on our business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us, or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

Importance of Microsoft and Intel

   For a number of years, Phoenix has worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. These leading software and semiconductor companies, in their endeavors to add value, incorporate features or functions provided by Phoenix either in the silicon or in the operating system. Therefore, we must continuously create new features and functions to sustain, as well as increase, our software's added value to OEMs. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

   Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified engineering, sales, marketing, and finance personnel. In particular, approximately 50% to 60% of our employees are involved in engineering efforts. Semiconductors IP and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all four operating segments. Accordingly, failure to attract, retain and grow our research and development teams could adversely affect our business and operating results.

All of our executive officers and key personnel are employees at-will. Phoenix might not be able to execute its business plan if we were to lose the services of any of our key personnel. Several of our executives and key employees joined Phoenix only recently and have had only a limited time to work together. Our management team might not be able to work effectively together or with the rest of our employees to develop our technology and manage our continuing operations.

Dependence on Key Customers; Concentration of Credit Risk

   The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Phoenix's customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added reseller, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results could be adversely affected. As of September 30, 2001, our largest receivable balance from any one customer represented approximately 20% of total accounts receivable. As of the filing date, this receivable had been collected.

Competition

   The market for our BIOS products is very competitive, resulting in downward pricing pressure. In marketing our BIOS products, we compete primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than ours. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM Corporation, and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately held companies to Acer Softech, a division of Acer Laboratories, Inc., a major Taiwan chip and motherboard supplier. There can be no assurance that we will continue to compete successfully with our current competitors or potential new competitors. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations or financial condition.

   The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant semiconductor intellectual property (or "SIP") suppliers, such as the Inventra Division of Mentor Graphics Corporation, Synopsys Inc., Enthink, Inc., Gain Technology Corporation, and the VAutomation subsidiary of ARC Cores, Inc.; and suppliers of ASICs, such as LSI Logic Corporation, the ASIC divisions of IBM Corporation, Lucent Technologies, Inc., Toshiba Corporation, and NEC Corporation. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel Corporation, Motorola Inc., Cisco Systems, Inc., and Hewlett-Packard Company. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to be reused in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix Corporation, Sci-worx Corporation, Parthus Technologies plc, and the Tality subsidiary of Cadence Design Systems, Inc., also provide competition.

   In the FirstWare software area, we compete with individual component software suppliers such as StorageSoft, Inc., Symantec Corporation, and other companies that develop diagnostic and repair software, as well as in-house solutions.

   In the Internet and securities business, there are many distribution vehicles for our partners to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than Phoenix.

   The Information Appliance Division competes primarily with research and development departments of software developers that may have significantly greater financial and technical resources than Phoenix. These companies include OpenTV Corporation, Wind River Systems, Inc., Liberate Technologies, and Microsoft Corporation. We also compete for software business with other independent suppliers, ranging from small, privately-held companies to in-house research and development departments of major OEMs.

International Sales and Activities

   Revenues derived from the international operations of our Platform Enabling Division comprises a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. Phoenix has sales and engineering offices in Germany, Japan, Korea, Taiwan, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Recent Terrorist Attacks

   On September 11, 2001, the United States was a target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to downward pressure on stock prices of United States publicly traded companies. This instability has resulted in a slowdown in the economy. These attacks may lead to armed hostilities or to further acts of terrorism and civil disturbances in the United States, or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Volatile Market for Phoenix Stock

   The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by us or our competitors, changes in our or our competitors' product mix or product direction, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which Phoenix does business, companies with which Phoenix competes or relating to it specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies.

Certain Anti-Takeover Effects

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

Rapid Change with the Internet

   Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, potential tax or other government regulation, may affect the use of the

Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment in our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

Business Disruptions

   While Phoenix has not been the target of software viruses specifically designed to impede the performance of its products, such viruses could be created and deployed against its products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web sites from time to time. A hacker who penetrates our network or web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers.

Financial Condition

Liquidity and Capital Resources

   Our primary sources of liquidity include cash, cash equivalents, and short-term investments, totaling $65.0 million and $107.7 million at September 30, 2001 and 2000, respectively. Consolidated cash and cash equivalents were of $62.1 million at September 30, 2001, of which $32.0 million was owned directly by inSilicon. Consolidated short-term investment totaled $2.9 million at September 30, 2001, and none was restricted. We believe that current cash and cash flow from operations will be sufficient to meet our operating and capital requirements on a short-term and long-term basis.

   In February 2001, the Board of Directors authorized a program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period. In fiscal 2001, we repurchased approximately 469,000 shares at a cost of approximately $5.1 million under the 2001 repurchase program.

   In fiscal 2000, the Board of Directors authorized a program to repurchase outstanding shares of common stock over a 24-month period. Under this program, we repurchased approximately 836,000 shares during fiscal 2000 at a cost of $14.5 million. Also, in first quarter of fiscal 2001, we repurchased approximately 1,028,000 shares at a cost of approximately $15.9 million under the 2000 repurchase program and completed the program.

Changes in Financial Condition

   We reported $62.1 million consolidated cash in fiscal 2001, of which $32.0 million was owned directly by inSilicon. Net cash generated from operating activities during fiscal 2001 was $5.1 million, consisting primarily of a decrease of $18.3 million in accounts receivable and a $1.7 million increase in income tax payable, partially offset by an outflow of $3.3 million of net loss adjusted for non-cash items, a $4.8 million increase in prepaid royalties, and other fluctuations in working capital. Net cash provided by investing activities in fiscal 2001 was $18.6 million, consisting primarily of $51.0 million in net proceeds in disposal from short-term investments, offset by $3.8 million in purchases of property and equipment, $1.4 million in additions to computer software costs, and $27.2 million in business acquisitions. Net cash used in financing activities during fiscal 2001 was $15.1 million, consisting primarily of repurchase of the our common stock of $21.0 million, repurchase of the Intel warrant for $2.9 million, and net payment of borrowings of $0.8 million, partially offset by exercise of common stock options and issuance of stock under Phoenix and inSilicon's employee purchase plan of $9.6 million.

   Net cash generated from operating activities during fiscal 2000 was $11.0 million, consisting primarily of $20.9 million of net income, adjusted for non-cash items, partially offset by increases in accounts receivable, other current assets and other assets and decreases in payroll, other accrued liabilities and income taxes payable.

Net cash used in investing activities in fiscal 2000 was $18.5 million, consisting primarily of $13.3 million of net purchases of short-term and long-term investments, $4.8 million in purchases of property and equipment and $0.4 million in additions to computer software costs. Net cash provided by financing activities during fiscal 2000 was $36.6 million, consisting of approximately $37.0 million generated from the initial public offering of inSilicon common stock, $19.9 million generated from the exercise of common stock options and the issuance of stock under the Phoenix and inSilicon's employee stock purchase plans, partially offset by $20.3 million of cash used to repurchase Phoenix's common stock.

   Net cash generated from operating activities during fiscal 1999 was $21.6 million, resulting primarily from cash provided by net income, adjusted for non-cash items. Net cash used in investing activities was $13.7 million, which consisted primarily of $6.2 million of net purchases of short-term and long-term investments and marketable securities, $5.0 million in purchases of property and equipment, and $2.4 million in addition to computer software costs. Cash used in financing activities during fiscal 1999 was $28.3 million, consisting primarily of $34.1 million to repurchase our common stock, partially offset by $5.8 million generated from the exercise of common stock options and the issuance of stock under our employee stock purchase plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

Interest Rate Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if it is forced to sell securities, which have declined in market value due to changes in interest rates.

Foreign Currency Risk

   International revenues from our foreign subsidiaries were 71%, 71%, and 67% of total revenues in fiscal 2001, 2000, and 1999, respectively. International sales are primarily from our foreign sales subsidiaries in their respective countries and are often denominated in the local currency of each country. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2001 market rates would be immaterial on our net income.

Investment Risk

   We invest in equity instruments of information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these assets when events and circumstances indicate that such assets might be impaired. In fiscal 2001, after re-valuating our investments, we recorded impairment charges of $3.5 million on these investments. Equity security price fluctuations would have an immaterial negative impact on the value of our securities in fiscal 2001 due to our low net equity investment balance at September 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item with respect to its Company's directors will be contained in its definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2001 annual meeting of its stockholders (the "Proxy Statement") and is incorporated herein by this reference. The information required by this item with respect to its executive officers is contained in Part I in the section captioned, "Election of Directors" in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. Index to Consolidated Financial Statements

   The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

                                                                                    Page
                                                                                    ----
Report of Ernst & Young LLP, Independent Auditors..................................  36
Consolidated Balance Sheets as of September 30, 2001 and 2000......................  37
Consolidated Statements of Operations for the years ended September 30, 2001, 2000, and 1999.........................................................................  38
Consolidated Statements of Stockholders' Equity for the years ended September 30,
  2001, 2000, and 1999                                                               39
Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000, and 1999.........................................................................  40
Notes to Consolidated Financial Statements.........................................  41

   2. Consolidated Financial Statement Schedules

   Schedule II--Valuation and Qualifying Accounts

   All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

   3. See Item 14(c)

   (b) Reports on Form 8-K

   The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

   (c) Exhibits

Exhibit
Number  Description
------  -----------
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

  2.3   Asset Acquisition Agreement among Phoenix, Ravisent I.P., Inc., Ravisent Operating Company, Inc.,
        Ravisent Technologies Internet Appliance Group, Inc., and Ravisent Technologies, Inc., dated
        March 21, 2001.

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

  4.2   Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 of Form 8-A as filed on October 28, 1999).


Exhibit
Number  Description
------  -----------
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

10.28   Industrial Lease (Single Tenant; Net) dated October 1, 1996 by and between The Irvine Company and Phoenix for that certain property located at 135 Technology Drive, Irvine, California
        (incorporated herein by reference to Exhibit 10.28 to Phoenix's Report on Form 10-K for the fiscal year ended September 30, 1996).

10.29   1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix's Registration Statement on Form S-8 filed on January 27, 1997
        (Registration No. 333-20447)).

10.30   1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix's
        Registration Statement on Form S-8, filed on October 2, 1997, Registration No. 333-37063).

10.32   1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix's Registration
        Statement on Form S-8, filed on June 5, 1998, Registration No. 333-56103).

10.33   Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix's Registration statement on Form S-8, filed on June 5,
        1998, Registration No. 333-56103) .

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

10.61   Amended and Restated Initial Public Offering Agreement, dated March 15, 2000, between Phoenix and inSilicon (incorporated herein by reference to Exhibit 10.61 to the Form 10-Q for the quarter ended March 31, 2000).

10.62   Contribution Agreement, dated November 30, 1999, between Phoenix and inSilicon (incorporated herein by reference to Exhibit 10.62 to the Form 10-Q for the quarter ended March 31, 2000).

10.63   Employee Matters Agreement, dated November 30,1999, between Phoenix and inSilicon
        (incorporated herein by reference to Exhibit 10.63 to the Form 10-Q for the quarter ended March 31,
        2000).


Exhibit
Number  Description
------  -----------
 10.64  Registration Rights Agreement dated as of November 30, 1999 by and between Phoenix and
        inSilicon Corporation (incorporated herein by reference to Exhibit 10.8 to inSilicon Corporation's
        Registration Statement on Form S-1, Registration No. 333-94573).

 10.65  1999 Stock Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix's Registration Statement on Form S-8 filed on December 5, 2001, Registration No. 333-74532).

 10.66  1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix's Registration
        Statement on Form S-8 filed on December 5, 2001, Registration No. 333-74532).

 10.67  Employment Agreement, dated February 19, 1999, between Phoenix and David A. Everett.

 10.68  Employment Agreement, dated January 4, 2001, between Phoenix and John M. Greeley.

 10.69  Employment Agreement, dated January 4, 2001, between Phoenix and Linda V. Moore.

 21.1   Subsidiaries of the Registrant.

 23.1   Consent of Ernst & Young LLP, Independent Auditors.

 24     Power of Attorney. See signature page.

---------------------
+ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

   (d) See Item 14(a)2

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOENIX TECHNOLOGIES LTD.

                                                    /s/ ALBERT E. SISTO
                                          By: _________________________________
                                          Albert E. Sisto
                                          Chairman, President and Chief
                                            Executive Officer
                                          Date: December 5, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Linda V. Moore, Albert E. Sisto and John M. Greeley jointly and severally, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this Registration Statement on Form 10-K, and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, and ratifying and confirming all that the attorney-in-facts and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALBERT E. SISTO                         /s/ JOHN M. GREELEY
_______________________________________     _______________________________________
Albert E. Sisto                             John M. Greeley
Chairman, President and Chief Executive     Principal Financial and Accounting
  Officer                                     Officer

Date: December 5, 2001                      Date: December 5, 2001


/s/ TAHER ELGAMAL                           /s/ GEORGE C. HUANG
_______________________________________     _______________________________________
Taher Elgamal                               George C. Huang
Director                                    Director

Date: December 5, 2001                      Date: December 5, 2001


_______________________________________     /s/ ANTHONY SUN
Edmund P. Jensen                            _______________________________________
Director                                    Anthony Sun
                                            Director
Date: December  , 2001
                                            Date: December 5, 2001


/s/ ANTHONY P. MORRIS
_______________________________________
Anthony P. Morris
Director

Date: December 5, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

   We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in Part IV, Item 14(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP

San Jose, California
October 17, 2001

                           PHOENIX TECHNOLOGIES LTD.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except par value)

                                                                                      September 30,
                                                                                   ------------------
                                                                                     2001      2000
                                                                                   --------  --------
                                                Assets
Current assets:
 Cash and cash equivalents........................................................ $ 62,084  $ 55,017
 Short-term investments...........................................................    2,950    52,701
 Accounts receivable, net of allowances of $2,374 and $2,283 at September 30, 2001
   and 2000.......................................................................   21,527    39,868
 Prepaid royalties and maintenance................................................    5,623       791
 Deferred income taxes............................................................    5,186     3,926
 Other current assets.............................................................    6,572     3,703
                                                                                   --------  --------
     Total current assets.........................................................  103,942   156,006

Property and equipment, net.......................................................   10,793    13,272
Computer software costs, net......................................................   17,602     5,385
Goodwill and intangible assets, net...............................................   17,104     7,937
Deferred income taxes.............................................................    8,743     6,422
Other assets......................................................................    2,427     5,873
                                                                                   --------  --------
     Total assets................................................................. $160,611  $194,895
                                                                                   ========  ========

                                 Liabilities and stockholders' equity
Current liabilities:
 Accounts payable................................................................. $  2,949  $  3,945
 Accrued compensation and related liabilities.....................................    9,918    10,554
 Deferred revenue.................................................................    5,088     4,733
 Treasury stock payable...........................................................      108     2,212
 Accrued acquisition costs........................................................    1,802     1,000
 Income taxes payable.............................................................    3,201     5,254
 Other accrued liabilities........................................................    4,270     3,776
                                                                                   --------  --------
     Total current liabilities....................................................   27,336    31,474
Long-term obligations.............................................................      638     1,449
                                                                                   --------  --------
     Total liabilities............................................................   27,974    32,923
                                                                                   --------  --------
Minority interest.................................................................   12,941    13,672
                                                                                   --------  --------
Stockholders' equity:
 Preferred stock, $.10 par value, 500 shares authorized,none issued...............       --        --
 Common stock, $.001 par value, 60,000 shares authorized, 30,114 and 28,985 shares
   issued, 25,239 and 25,608 shares outstanding at September 30, 2001 and 2000....       30        30
 Additional paid-in capital.......................................................  165,396   153,530
 Retained earnings................................................................   35,888    53,890
 Accumulated other comprehensive income (loss)....................................   (1,878)     (380)
 Less: Cost of treasury stock (4,875 and 3,377 shares at September 30, 2001 and 2000)......................................................................  (79,740)  (58,770)
                                                                                   --------  --------
     Total stockholders' equity...................................................  119,696   148,300
                                                                                   --------  --------
     Total liabilities and stockholders' equity................................... $160,611  $194,895
                                                                                   ========  ========

                See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                              Years ended September 30,
                                                            ----------------------------
                                                              2001      2000      1999
                                                            --------  --------  --------
Revenues:
 License fees.............................................. $103,324  $125,817  $103,326
 Services..................................................   18,113    18,568    22,500
                                                            --------  --------  --------
     Total revenues........................................  121,437   144,385   125,826
                                                            --------  --------  --------
Cost of revenues:
 License fees..............................................    3,712     3,133     7,844
 Services..................................................   15,138    17,074    18,344
 Amortization of purchased technology......................    2,215     1,256     2,132
 Write-off of capitalized software.........................       --        --     6,562
                                                            --------  --------  --------
     Total cost of revenues................................   21,065    21,463    34,882
                                                            --------  --------  --------
Gross Margin...............................................  100,372   122,922    90,944

Operating expenses:
 Research and development..................................   45,526    39,055    39,910
 Sales and marketing.......................................   37,213    33,050    29,020
 General and administrative................................   24,743    19,713    16,287
 Amortization of goodwill and acquired intangible assets...    5,027     2,220     2,496
 Stock-based compensation..................................    1,713       789        --
 Impairment of long-lived assets...........................    9,393        --        --
 Restructuring cost........................................    1,525     1,270     7,892
                                                            --------  --------  --------
     Total operating expenses..............................  125,140    96,097    95,605
                                                            --------  --------  --------
Income (loss) from operations..............................  (24,768)   26,825    (4,661)

Interest and other income, net.............................    2,866     3,997     3,346
Gain (loss) on investments.................................   (2,824)       --     3,969
Minority interest..........................................    5,891       (81)       --
                                                            --------  --------  --------
Income (loss) before income taxes..........................  (18,835)   30,741     2,654
Income tax expense (credit)................................     (833)    9,839       850
                                                            --------  --------  --------
Net income (loss).......................................... $(18,002) $ 20,902  $  1,804
                                                            ========  ========  ========
Earnings (loss) per share:
 Basic..................................................... $  (0.72) $   0.85  $   0.07
                                                            ========  ========  ========
 Diluted................................................... $  (0.72) $   0.77  $   0.07
                                                            ========  ========  ========
Shares used in earnings (loss) per share calculation:
 Basic.....................................................   25,141    24,720    25,966
                                                            ========  ========  ========
 Diluted...................................................   25,141    27,120    27,250
                                                            ========  ========  ========

                See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                                                           Accumulated
                                       Common Stock  Additional               Other                   Total
                                      -------------   Paid-In   Retained  Comprehensive Treasury  Stockholders' Comprehensive
                                      Shares  Amount  Capital   Earnings  Income (Loss)  Stock       Equity     Income (Loss)
                                      ------  ------ ---------- --------  ------------- --------  ------------- -------------
BALANCE, SEPTEMBER 30, 1998.......... 26,286   $26    $102,629  $ 31,150     $   101    $ (8,568)   $125,336
Stock purchases under option and
 purchase plans......................  1,028     1       5,335        --          --          --       5,336
Stock warrants exercised.............     49    --          40        --          --          --          40
Repurchase of common stock........... (3,327)   --          --        --          --     (34,106)    (34,106)
Stock-based compensation.............     --    --       1,101        --          --          --       1,101
Tax benefit on exercise of stock
 options.............................     --    --         186        --          --          --         186
Purchase of minority interest in
 Award Japan.........................     --    --         158        37          --          --         195
Comprehensive income:
  Net income.........................     --    --          --     1,804          --          --       1,804      $  1,804
  Change in unrealized gain on
   investments, net of a tax benefit
   of $963...........................     --    --          --        --      (2,046)         --      (2,046)       (2,046)
  Translation adjustment, net of tax
   of $506...........................     --    --          --        --       1,076          --       1,076         1,076
                                                                                                                  --------
   Comprehensive income..............                                                                             $    834
                                      ------   ---    --------  --------     -------    --------    --------      ========
BALANCE, SEPTEMBER 30, 1999.......... 24,036    27     109,449    32,988        (869)    (42,674)     98,922
Stock purchases under option and
 purchase plans......................  2,481     2      19,473        --          --          --      19,475
Stock warrants exercised.............    102    --          --        --          --          --          --
Net proceeds under inSilicon IPO.....     --     4      36,972        --          --          --      36,976
Changes in APIC resulting from
 issuances of inSilicon stock........     --    (4)    (13,588)       --          --          --     (13,592)
Repurchase of common stock........... (1,011)   --          --        --          --     (16,096)    (16,096)
Tax benefit on exercise of
 stock options.......................                      455        --          --          --         455
Stock-based compensation.............     --    --         770        --          --          --         770
Comprehensive income:
  Net income.........................     --    --          --    20,902          --          --      20,902      $ 20,902
  Translation adjustment, net of tax
   of $230...........................     --    --          --        --         489          --         489           489
                                                                                                                  --------
   Comprehensive income..............                                                                             $ 21,391
                                      ------   ---    --------  --------     -------    --------    --------      ========
BALANCE, SEPTEMBER 30, 2000.......... 25,608    29     153,531    53,890        (380)    (58,770)    148,300
Purchases under stock option and
 purchase plans......................  1,052     1       8,677        --          --          --       8,678
Changes in APIC resulting from
 issuances of inSilicon stock........     --    --       4,051        --          --          --       4,051
Issuance of stock and options for
 ISI acquisition.....................     75    --       1,303        --          --          --       1,303
Repurchase of common stock........... (1,497)   --          --        --          --     (20,970)    (20,970)
Repurchase of Intel Warrant..........     --    --      (2,900)       --          --          --      (2,900)
Stock-based compensation.............      1    --         697        --          --          --         697
Amortization of deferred stock-based
 compensation........................     --    --          37        --          --          --          37
Comprehensive income:                                                                                     --
  Net income (loss)..................     --    --          --   (18,002)         --          --     (18,002)     $(18,002)
  Translation adjustment, net of tax
   of $705...........................     --    --          --        --      (1,498)         --      (1,498)       (1,498)
                                                                                                                  --------
   Comprehensive loss................                                                                             $(19,500)
                                      ------   ---    --------  --------     -------    --------    --------      ========
BALANCE, SEPTEMBER 30, 2001.......... 25,239   $30    $165,396  $ 35,888     $(1,878)   $(79,740)   $119,696
                                      ======   ===    ========  ========     =======    ========    ========

                See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Years ended September 30,
                                                                                      -----------------------------
                                                                                        2001      2000       1999
                                                                                      --------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................. $(18,002) $  20,902  $  1,804
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization....................................................   13,341      8,811    12,558
    Write-offs related to merger and restructuring activities........................       --         --       784
    Write-off of capitalized software................................................       --         --     6,562
    Impairment of long-lived assets..................................................    9,393         --        --
    Stock-based compensation.........................................................    1,713        770     1,101
    Minority interest................................................................   (5,891)        81        --
    Gain (loss) on investment........................................................    2,824         --    (4,034)
    Deferred income tax..............................................................   (6,704)       232    (8,570)
    Change in operating assets and liabilities:
     Accounts receivable.............................................................   18,341     (9,678)   (1,193)
     Other assets....................................................................     (384)    (2,296)    1,480
     Prepaid royalties and maintenance...............................................   (4,821)      (599)      150
     Accounts payable................................................................     (996)       149    (3,167)
     Accrued compensation and related liabilities....................................     (636)    (1,322)    3,130
     Other accrued liabilities.......................................................   (1,731)    (3,659)    8,037
     Deferred Revenue................................................................      355        622     1,790
     Income taxes....................................................................   (1,725)    (2,995)    1,190
                                                                                      --------  ---------  --------
       Net cash provided by operating activities.....................................    5,077     11,018    21,622
                                                                                      --------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments..................................................   61,420    505,251    54,300
  Purchases of investments...........................................................  (10,381)  (518,550)  (60,533)
  Purchases of property and equipment................................................   (3,763)    (4,829)   (5,003)
  Additions to computer software.....................................................   (1,406)      (411)   (2,423)
  Acquisition of businesses, net of cash acquired....................................  (27,249)        --        --
                                                                                      --------  ---------  --------
       Net cash provided by (used in) investing activities...........................   18,621    (18,539)  (13,659)
                                                                                      --------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock purchases under stock option and stock purchase plans..........    9,551     19,930     5,376
  Proceeds from initial public offering of inSilicon common stock....................       --     36,976        --
  Repurchase of common stock.........................................................  (20,970)   (20,322)  (34,106)
  Repurchase of warrant..............................................................   (2,900)        --        --
  Repayment of long term-obligations.................................................   (1,139)        --        --
  Proceeds from borrowings...........................................................      325         --        --
  Other financing activities.........................................................       --         --       383
                                                                                      --------  ---------  --------
       Net cash provided by (used in) financing activities...........................  (15,133)    36,584   (28,347)
                                                                                      --------  ---------  --------
Effect of exchange rate changes on cash and cash equivalents.........................   (1,498)     1,081     1,023
                                                                                      --------  ---------  --------
Net increase in cash and cash equivalents............................................    7,067     30,144   (19,361)
Cash and cash equivalents at beginning of period.....................................   55,017     24,873    44,234
                                                                                      --------  ---------  --------
Cash and cash equivalents at end of period........................................... $ 62,084  $  55,017  $ 24,873
                                                                                      ========  =========  ========

Supplemental disclosure of cash flow information:
  Income taxes paid during the year, net of refunds.................................. $  7,208  $  12,413  $  6,115
Supplemental schedule of non-cash investing and financing activities:
  Issuance of Phoenix common shares and stock options related to the ISI acquisition. $  1,303  $      --  $     --

                See notes to consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

   Phoenix Technologies Ltd. ("Phoenix" or the "Company") is the global leader in device-enabling and management software solutions for PCs and other user-driven connected digital devices. Phoenix provides these products primarily to platform and peripheral manufacturers (collectively, "OEMs") which range from large PC and Information Appliance manufacturers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance and engineering services to its customers. The Company markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives. The Company had four business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), each of which delivers leading products and professional services that enable connected computing. See Note 11 - "Segment Reporting".

Note 2. Summary of Significant Accounting Policies

   Financial Statement Presentation. The consolidated financial statements of the Company include the financial statements of the Company and subsidiaries, including inSilicon. All significant intercompany accounts and transactions have been eliminated.

   Reclassification. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

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

   Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to upgrades on a when-and-if available basis, and training.

   Revenues from software license agreements is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 ("Accounting for Performance of Construction-Type and Certain Production-Type Contracts") which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

   Royalty revenues from OEMs are generally recorded in each period based on estimates of shipments by the OEMs of products containing the Company's software during the period. Revenues from OEMs for fully paid up, non-refundable royalties is recorded when the revenue recognition criteria has been met.

                           PHOENIX TECHNOLOGIES LTD.

   Non-recurring engineering service revenues are recognized on a time and materials basis or when contractual milestones are met. Contractual milestones involve the use of estimates and approximate the percentage-of-completion method. Software maintenance revenues are recognized ratably over the maintenance period which is typically one year. Training and other service revenues are recognized as the services are performed. Amounts paid in advance for licenses and services that are in excess of revenues recognized are recorded as deferred revenues.

Provisions are made for doubtful accounts, estimated returns, and customer credits.

   Cash Equivalents. The Company considers all highly liquid securities purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

   Investments. Short-term investments represent marketable securities acquired with original maturities ranging from three months to one year. As of September 30, 2001, the Company had short-term investments of $2.9 million, which consisted only of auction instruments. All marketable securities acquired with excess cash were classified as cash equivalents as they mature within three months. At September 30, 2000, the short-term investments were classified as held-to-maturity and consisted of U.S. government agency obligations, commercial paper, and corporate debt securities. The fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material. The cost of securities sold and the fair value of securities are based on the specific identification method. Realized gains or losses and declines in value deemed to be other than temporary, if any, are reported in gain (loss) on investments in the consolidated statements of operations.

   Other investments primarily consist of equity investments of less than 20% equity interest in publicly held and private companies. The Company does not have the ability to exercise significant influence over any of these companies and therefore account for the investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments in publicly held companies are recorded at fair value as measured by quoted market prices and investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Realized gains and losses are recorded in gain (loss) on investment when the related investments are sold and temporary fluctuations in values are recorded in other comprehensive income. In fiscal 2001, the Company sold its investment in certain marketable securities and recorded a realized gain of $0.7 million.

   The Company performs periodic reviews of its investments for impairment. The Company's investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is other than temporary. The impairment charge is included in the gain (loss) on investment in the consolidated statements of operations. The Company's investments in privately held companies are considered impaired when a review of operations and other indicators of impairment show that the carrying value of the investment is not likely to be recoverable. Such indicators include operating losses, significant cash outflows, prices of subsequent issuances of equity securities, and limited liquidity. Impaired investments in privately held companies are written down to estimated fair value, which is the amount the Company believes is recoverable from its investments. Impairment write-downs when deemed other than temporary create a new carrying value for both publicly and privately held investments and the Company does not realize gains from subsequent increases in fair value in excess of the new carrying value until disposition. In fiscal 2001, the Company recorded a write-down of $3.5 million for impairments of its equity investments.

                           PHOENIX TECHNOLOGIES LTD.

   Fair Value of Financial Instruments. The carrying values of the Company's financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

   Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit qualified financial institutions. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. One customer accounted for 20% and 18% of accounts receivable as of September 30, 2001 and 2000, respectively.

   Property and Equipment. Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

   Computer Software Costs. Computer software costs consist of internally developed and purchased software capitalized under the provisions of Statement of Financial Accounting Standards No. 86, "Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Costs incurred in the research and development of new software products and enhancements to existing products are expensed as incurred until technological feasibility (beta test version) has been established, at which time, such costs are capitalized. Capitalized computer software costs are amortized over the economic life of the product, generally three to six years, using the straight-line method.

   Goodwill and other intangible assets. Goodwill is amortized using the straight-line method over the estimated life of the assets, which is typically from five to six years. Goodwill was $15.9 million and $6.3 million, net, as of September 30, 2001 and 2000, respectively. Accumulated amortization amounted to $7.9 million and $5.2 million on September 30, 2001 and 2000, respectively.

   Other intangible assets were amortized using the straight-line method over the estimated life of the assets, which is typically from two to six years. Other intangible assets were $1.2 million and $1.6 million, net, as of September 30, 2001 and 2000, respectively. Accumulated amortization amounted to $1.8 million and $1.2 million on September 30, 2001 and 2000, respectively.

   The Company evaluates the net realizable value and amortization periods of computer software costs, goodwill, and other intangible assets on an ongoing basis and records charges to reduce carrying value to net realizable value, as necessary. In assessing net realizable value, the Company relies on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles.

   Impairment of goodwill and other long-lived assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These indicators may be a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of operating segments. Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and

                           PHOENIX TECHNOLOGIES LTD.

for Long-Lived Assets to be Disposed of" ("SFAS 121"), recoverability of long-lived assets is based on an estimate of future undiscounted cash flows to initially determine whether impairment should be measured. Measurement of impairment charges for long-lived assets is based on the fair value of the assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management's best estimates, using appropriate assumptions and projections. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

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

   Stock-Based Compensation. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted the disclosure only criteria, described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note 13 for more details.

   Computation of Earnings (loss) per Share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares primarily consist of employee stock options and warrants.

   New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption did not have a material effect on the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 required purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition. The unamortized goodwill was $15.9 million as of September 30, 2001 and the amortization of goodwill was $4.1 million for fiscal 2001.

   On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede

                           PHOENIX TECHNOLOGIES LTD.

SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is currently assessing the potential impact of SFAS 144 on its operating results and financial position.

Note 3. Sale of Interest in inSilicon Corporation

   The initial public offering of 3.5 million shares of common stock of the Company's subsidiary, inSilicon, closed on March 27, 2000. Proceeds, net of issuance costs, to inSilicon were approximately $37.0 million. The Company owned 69.2% of inSilicon's outstanding common stock as of September 30, 2001. The accompanying consolidated financial statements include the financial position and results of operations of inSilicon on a fully consolidated basis. During fiscal 2000, as part of the separation of the inSilicon business to a separate subsidiary, the Company contributed certain assets to inSilicon including technology, licenses, personal property and other assets with inSilicon assuming the related liabilities. The Company entered into certain agreements with inSilicon, including a service and cost sharing agreement, employee matters agreement, and a tax sharing agreement that govern the ongoing relationship of the parties

Note 4. Property and Equipment

   Property and equipment consist of the following:

                                                         September 30,
                                                      ------------------
                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
       Equipment..................................... $ 25,464  $ 19,486
       Leasehold improvements........................    4,690     7,843
       Furniture and fixtures........................    3,283     3,003
                                                      --------  --------
                                                        33,437    30,332
       Less accumulated depreciation and amortization  (22,644)  (17,060)
                                                      --------  --------
          Property and equipment, net................ $ 10,793  $ 13,272
                                                      ========  ========

   Depreciation expense related to property and equipment totaled $6.0 million, $5.1 million, and $5.1 million for fiscal 2001, 2000, and 1999, respectively.

Note 5. Computer Software Costs

   Additional costs associated with purchased and internally developed computer software of $1.4 million, $0.4 million, and $2.4 million were capitalized in fiscal 2001, 2000, and 1999, respectively. During fiscal 2001, Phoenix capitalized $3.4 million and $8.1 million of software costs in conjunction with its acquisitions of Integrity Sciences, Inc. and Ravisent Technologies, Inc., respectively. inSilicon also capitalized $1.3 million and $0.2 million of software costs in conjunction with its acquisition of HD Lab, K.K. and Xentec, Inc., respectively. Amortization charged to costs of revenues was $2.2 million, $2.5 million and $4.8 million, during fiscal 2001, 2000, and 1999, respectively. Accumulated amortization of capitalized computer software costs was $5.7 million and $3.5 million at September 30, 2001 and 2000, respectively.

                           PHOENIX TECHNOLOGIES LTD.

Note 6. Earnings Per Share

   The following table presents the calculation of basic and diluted earnings per share required under Statement of Financial Accounting Standards No. 128 ("SFAS 128"):

                                                                    Years ended September 30,
                                                                 -------------------------------
                                                                    2001       2000      1999
                                                                  --------    -------   -------
                                                                 (in thousands, except per share
                                                                            amounts)
Net income (loss)............................................... $(18,002)   $20,902   $ 1,804
                                                                  ========    =======   =======
Weighted average common shares outstanding......................   25,141     24,720    25,966
Effect of dilutive securities (using the treasury stock method):
 Stock options..................................................       --      2,125     1,160
 Warrants.......................................................       --        275       124
   Total dilutive securities....................................       --      2,400     1,284
                                                                  --------    -------   -------
Weighted average diluted common and equivalent shares
  outstanding...................................................   25,141     27,120    27,250
                                                                  ========    =======   =======
Earnings (loss) per share:
 Basic.......................................................... $  (0.72)   $  0.85   $  0.07
                                                                  ========    =======   =======
 Diluted........................................................ $  (0.72)   $  0.77   $  0.07
                                                                  ========    =======   =======

   The dilutive potential common shares that were anti-dilutive for fiscal 2001 amounted to 1,114,000 shares.

Note 7. Business Combinations

   During fiscal 2001, the Company completed four business combinations. In February 2001, Phoenix acquired Integrity Sciences, Inc., a provider of core computer security products, which developed and marketed strong password technology. In March 2001, Phoenix acquired certain assets of Ravisent Technologies, Inc., a provider of digital audio and video software solutions and internet appliance technology. In December 2000, inSilicon acquired Xentec, Inc., a privately held IP developer that specialized in the design of high-speed mixed-signal analog and wireless technologies and HD Lab, K.K., a wireless design services group specialized in certain Bluetooth baseband technology.

   These acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the Consolidated Balance Sheets as of September 30, 2001. The results of operations from the date of acquisition through September 30, 2001 were included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2001. There were no acquisitions or business combinations during fiscal 2000 or 1999.

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

                           PHOENIX TECHNOLOGIES LTD.

   The following is a summary of purchased transactions completed in fiscal 2001 (in millions):

------------------------------------------------------------------------------------------------
                                 Total      Total                Other
                               purchase    tangible Purchased  intangible Stock-based
Acquired company             consideration  assets  technology   assets   Compensation Goodwill
------------------------------------------------------------------------------------------------
By Phoenix:
 Integrity Sciences, Inc....     $ 3.9       $ --      $3.4       $ --        $ --      $ 0.5
 Ravisent Technologies, Inc.     $19.1       $ --      $8.1       $ --        $ --      $11.0
------------------------------------------------------------------------------------------------
By inSilicon:
 Xentec, Inc................     $11.7       $0.2      $0.2       $0.6        $0.4      $10.3
 HD Lab, K.K................     $ 1.6       $ --      $1.3       $0.3        $ --      $  --
------------------------------------------------------------------------------------------------

   The following are details of the forms of consideration and their fair values for each acquisition:

--------------------------------------------------------------------------------------------------
Acquired company                            Form of consideration                    Fair value
--------------------------------------------------------------------------------------------------
Integrity Sciences, Inc.    $2.5 million in cash................................... $ 2.5 million
                            75,000 shares of Phoenix common stock..................   1.3 million
                            Transaction costs......................................   0.1 million
                                                                                    -------------
                              Total................................................ $ 3.9 million
--------------------------------------------------------------------------------------------------
Ravisent Technologies, Inc. $17.8 million in cash.................................. $17.8 million
                            Transaction costs......................................   1.3 million
                                                                                    -------------
                              Total................................................ $19.1 million
--------------------------------------------------------------------------------------------------
Xentec, Inc.                $3.0 million in cash................................... $ 3.0 million
                            15,678 and 618,378 shares of inSilicon common and
                              exchangeable preferred stock, respectively...........   7.2 million
                            Options to purchase 96,004 shares of inSilicon common
                              stock................................................   1.0 million
                            Transaction costs......................................   0.5 million
                                                                                    -------------
                              Total................................................ $11.7 million
--------------------------------------------------------------------------------------------------
HD Lab, K.K.                $1.6 million in cash................................... $ 1.6 million
--------------------------------------------------------------------------------------------------

   As of September 30, 2001, $1.2 million of the $1.6 million specified in the HD Lab, K.K. acquisition agreement had been paid. The remaining balance of $0.4 million will be paid in fiscal 2002.

   The acquisition of Integrity Sciences, Inc. includes an earn-out agreement over a five year period of up to 100,000 shares of Phoenix's common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments have been earned through September 30, 2001.

   The acquisition agreement with Xentec requires that inSilicon Canada issue up to an additional 415,000 exchangeable preferred shares to the former Xentec stockholders over a two-year period, contingent upon the achievement of certain performance-based milestones. Additional goodwill will be recorded for the fair value of this consideration as the exchangeable preferred shares, if any, are issued. There is no minimum payment requirement in this contingent consideration and no payment was earned or paid for fiscal 2001. Also under the terms of the acquisition, in January 2002 inSilicon will issue common stock with a fair value of $0.5 million to former Xentec employees who continue their employment with inSilicon through December 18,

                           PHOENIX TECHNOLOGIES LTD.

2001. The $0.5 million is being recognized as stock-based compensation expense over the one year period subsequent to the merger, and as of September 30, 2001, $0.4 million of this amount is included in payroll and related liabilities in the consolidated balance sheets.

   If the performance milestones specified in the earn-out agreements are met, payments will be accrued and recorded as additional goodwill.

   The following unaudited, pro forma information shows the results of operations of the Company for the years ended September 30, 2001 and 2000, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

                                                   Pro Forma Years ended
                                                       September 30,
                                                   ---------------------
                                                      2001       2000
                                                    --------  --------
                                                        (unaudited)
       Revenues................................... $121,553   $145,571
       Net income (loss).......................... $(21,074)  $ 14,813
       Earnings (loss) per share:
          Basic................................... $  (0.84)  $   0.60
          Diluted................................. $  (0.84)  $   0.55

   In September 1998, the Company acquired Sand in a purchase acquisition. The purchase price consisted of approximately $18.6 million in cash, 464,000 shares of the Company's common stock, approximately 264,000 stock options issued in exchange for Sand stock options, and up to $3.7 million in performance incentives to be paid through fiscal 2002. Of the $3.7 million, approximately $1.6 million represents minimum anticipated payments. Performance incentives totaling $2.6 million were earned per the agreement. Of the $2.6 million, $0.8 million was earned in fiscal 2000 and paid in fiscal 2001, $0.9 million was earned in fiscal 1999 and paid in fiscal 2000. The final payment of $0.9 million was earned in fiscal 2001 and is scheduled to be paid in fiscal 2002. The earn-out agreement ended in fiscal 2001.

Note 8. Restructuring Charges

   Restructuring charges during fiscal 2001, 2000, and 1999, were as follow:

                                               Years ended September 30,
                                               -------------------------
                                                 2001     2000    1999
                                               --------  ------- -------
                                                    (in thousands)
       Severance and other exit costs.........   $1,525   $1,270  $7,108
       Asset write-offs.......................       --       --     784
                                               --------  ------- -------
                                                 $1,525   $1,270  $7,892
                                               ========  ======= =======

   Write-off of capitalized software of $6.6 million that was previously categorized as restructuring charges in fiscal 1999 was reclassified to costs of revenues for presentation purposes.

                           PHOENIX TECHNOLOGIES LTD.

   2001 Charges

   In April 2001, in efforts to optimize operational efficiency and change its business strategy to address changes in customer demands, the Company reduced its global workforce by approximately 70 employees across all business functions. The restructuring included refocusing research and development efforts, re-evaluating sales and marketing and general and administration resource requirement, and aligning overall cost structure with current revenue levels. All terminations were completed as of September 30, 2001.

   The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001. As of September 30, 2001, approximately $1.3 million was paid and an additional $0.2 million was accrued and expected to be paid through the first quarter of fiscal 2002.

   2000 Charges

   In the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations were completed as of September 30, 2000.

   1999 Charges

   In fiscal 1999, the Company recorded $7.9 million restructuring charges relating to the realignment of its business into three operating divisions, consolidation of certain facilities and operations, integration of Award and Sand, and discontinuation of the PICO and PC Enhancing Division. These charges included $5.5 million in severance costs associated with the elimination of 92 positions across all business functions from various product divisions and management, $0.8 million of fixed assets write-down for the Company's United Kingdom branch, $0.7 million in facilities abandonment, and $0.9 million of other business exit costs pursuant to the re-organization plan. All terminations were completed as of September 30, 2000.

Note 9. Impairment of Goodwill and Other Long-lived Assets

   During the fourth quarter of fiscal 2001, pursuant to SFAS 121, inSilicon performed an assessment of the carrying value of its long-lived assets to be held and used, including goodwill and other intangible assets recorded in connection with its various acquisitions. The assessment was necessitated by various factors that indicated these assets may be impaired, including recent operating results that did not meet management's expectations, the global downturn in technology spending, and sustained decline in inSilicon's market capitalization.

   The conclusion of inSilicon's assessment was that indicators of impairment were present and therefore a test was required. inSilicon performed the asset impairment test with the assistance of independent valuation experts. The test was performed by comparing the undiscounted expected cash flows for a five-year period (the estimated life of the assets), to the carrying amount of the goodwill and other intangible assets resulting from the business combinations. The assumptions supporting the estimated cash flows reflect management's best estimates. Based on the results of the test, inSilicon determined that the goodwill associated with Xentec was impaired and the write-down was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations.

   With the assistance of independent valuation experts, inSilicon determined the fair value of the impaired long-lived assets. Fair value was determined based on the cash flow method and the income approach using the same assumptions as those used in the initial test of impairment. A write-down of goodwill and intangible assets

                           PHOENIX TECHNOLOGIES LTD.

totaling $9.4 million was recorded during the fourth quarter of fiscal 2001, reflecting the amount by which the carrying amounts of the assets exceed their respective fair values. There were no impairment charges of long-lived assets in fiscal 2000 or 1999 for inSilicon.

   Phoenix also conducted an assessment of the carrying value of its long-lived assets based on the same factors noted above and determined that no impairment charges were required in fiscal 2001, 2000, or 1999.

Note 10. Income Taxes

   The components of income tax expense (credit) from continuing operations are as follows:

                                                            Years ended September 30,
                                                            -------------------------
                                                             2001     2000     1999
                                                            -------  -------  -------
                                                                  (in thousands)
Current:
  Federal.................................................. $  (800) $   882  $   470
  State....................................................      34      802    1,356
  Foreign..................................................   6,637    8,809    7,594
                                                            -------  -------  -------
     Total current.........................................   5,871   10,493    9,420
Deferred:
  Federal..................................................  (5,100)  (1,224)  (7,161)
  State....................................................  (1,428)     570   (1,409)
  Foreign..................................................    (176)      --       --
                                                            -------  -------  -------
     Total deferred........................................  (6,704)    (654)  (8,570)
                                                            -------  -------  -------
Income tax expense (credit)................................ $  (833) $ 9,839  $   850
                                                            =======  =======  =======

   The reconciliation of the United States Federal statutory rate to the Company's income tax expense (credit) recorded is as follows:

                                                             Years ended September 30,
                                                            --------------------------
                                                             2001     2000      1999
                                                            -------  -------  --------
                                                                  (in thousands)
Tax at U.S. federal statutory rate......................... $(8,654) $10,759  $    928
State taxes, net of federal tax benefit....................  (1,754)   1,000       (34)
Research and development tax credits.......................    (990)    (892)     (471)
Nondeductible merger and acquisition costs.................     813      562       562
Effect of foreign earnings taxed at less than U.S. rate....      --     (295)     (251)
Effect of extraterritorial income exclusion/foreign sales
  corporation..............................................    (399)  (1,438)       --
Foreign taxes..............................................   3,618       --        --
Valuation allowance........................................   6,094       --        --
Other......................................................     439      143       116
                                                            -------  -------  --------
Income tax expense (credit)................................ $  (833) $ 9,839  $    850
                                                            =======  =======  ========

                           PHOENIX TECHNOLOGIES LTD.

   The components of net deferred tax assets and liabilities are as follow:

                                                          September 30,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
                                                         (in thousands)
        Deferred tax assets:
         Foreign tax credits............................ $ 5,704 $ 6,459
         Research and development tax credits...........   4,813   2,809
         Minimum tax carryforward.......................   1,216   1,104
         Reserves and accruals..........................   6,493   5,066
         Depreciation...................................   1,122     751
         Intangible assets..............................   3,993      --
         Net operating loss carryforwards...............   1,952      --
         Other..........................................      68      --
                                                         ------- -------
           Total........................................  25,361  16,189
         Less valuation allowance.......................   8,908   2,814
                                                         ------- -------
           Net deferred tax assets......................  16,453  13,375
        Deferred tax liabilities:
         Capitalized software and other intangibles, net   2,374   2,613
         Other..........................................     150     414
           Total deferred tax liabilities...............   2,524   3,027
                                                         ------- -------
        Net deferred tax assets......................... $13,929 $10,348
                                                         ======= =======

   Due to the uncertainty surrounding the timing of the realization of the benefit of certain tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets. Realization of the Company's net deferred tax assets is dependent upon its generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced. The increase in valuation allowance by approximately $6.1 million in fiscal 2001 reflects the uncertainty regarding the realizability of inSilicon's deferred tax assets.

   Net undistributed earnings of certain foreign subsidiaries amounted to approximately $15.0 million as of September 30, 2001. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) of approximately $1.5 million.

   As of September 30, 2001, the Company had available for U.S. Federal income tax purposes foreign tax credits of $2.4 million, which expire in the years 2003 through 2005, if not utilized. The Company's federal and state research and development tax credit carryforwards for income tax purposes are approximately $3.9 million and $0.9 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in fiscal 2003.

                           PHOENIX TECHNOLOGIES LTD.

Note 11. Segment Reporting

   Segment information is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This standard requires segmentation based upon the Company's internal reporting to the Chief Executive Officer and disclosure of revenues and operating income based upon internal accounting methods. The Company had four reportable segments: Platform Enabling, inSilicon, Information Appliance, and PhoenixNet(TM).

   Platform Enabling: Provides system-enabling software that is used in the design, deployment and ongoing operation of industry standard desktop, notebook and server PCs. The Platform Enabling's flagship software products provide support for current technologies and industry standards, allowing systems and device manufacturers to base new product designs on a range of microprocessors, chipsets, and operating systems combinations.

   inSilicon: Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of wired and wireless products. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

   Information Appliance: Provides technology to electronics OEMs to develop information appliance designs. Information Appliance software delivers an easy-to-implement, low cost/high value architecture that enables "instant-on" Internet access and browsing capability for devices such as Internet TV, interactive screen phones, and handheld appliances. This division was launched in March 2001.

   PhoenixNet(TM): Provides technology infrastructure that enables security products and services designed to deliver a higher level of trust to both devices and device-aware e-business applications through device authentication. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Regional Device Authorities.

   The Company evaluates operating segment performance based on revenues, gross margin, and income or loss from operations. It has not historically allocated assets to its individual operating segments.

                           PHOENIX TECHNOLOGIES LTD.

                                                    Years ended September 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                         (in thousands)
Revenues:
  Platform Enabling.............................. $ 96,668  $118,604  $106,872
  inSilicon......................................   19,079    24,676    18,954
  Information Appliance..........................    3,531        --        --
  PhoenixNet/TM/.................................    2,159     1,105        --
                                                  --------  --------  --------
       Total..................................... $121,437  $144,385  $125,826
                                                  ========  ========  ========
Gross margin:
  Platform Enabling.............................. $ 79,974  $100,269  $ 80,896
  inSilicon......................................   16,052    21,558    10,048
  Information Appliance..........................    2,206        --        --
  PhoenixNet/TM/.................................    2,140     1,095        --
                                                  --------  --------  --------
       Total..................................... $100,372  $122,922  $ 90,944
                                                  ========  ========  ========
Income (loss) from operations:
  Platform Enabling.............................. $ 16,241  $ 37,485  $ 13,146
  inSilicon......................................  (21,573)   (1,903)  (12,082)
  Information Appliance..........................   (4,451)       --        --
  PhoenixNet/TM/.................................  (14,985)   (8,757)   (5,725)
                                                  --------  --------  --------
       Total..................................... $(24,768) $ 26,825  $ (4,661)
                                                  ========  ========  ========

   During fiscal 2001, inSilicon recorded a $9.4 million impairment charge related to goodwill arising from the acquisition of Xentec, which was reflected in the $21.6 million inSilicon operating loss.

   The Company also records geographic information based on country of sale, which is categorized into five major regions: North America, Japan, Taiwan, Other Asian Countries, and Europe:

                                                     Years ended September 30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
                                                           (in thousands)
Revenues:
  North America..................................... $ 34,613 $ 41,121 $ 40,907
  Japan.............................................   46,878   48,994   36,596
  Taiwan............................................   21,705   41,409   33,828
  Other Asian Countries.............................    9,870    3,405    2,999
  Europe............................................    8,371    9,456   11,496
                                                     -------- -------- --------
       Total........................................ $121,437 $144,385 $125,826
                                                     ======== ======== ========

   Net income (loss) from foreign operations was approximately ($1.4 million), $1.8 million, and ($2.5 million) for fiscal 2001, 2000, and 1999, respectively.

   One customer accounted for 12% of total revenues in fiscal 2001. Another customer accounted for 19% and 11% of revenues in fiscal 2000 and 1999, respectively. No other customer accounted for more than 10% of revenues in fiscal 2001, 2000, or 1999.

                           PHOENIX TECHNOLOGIES LTD.

Note 12. Commitments

   The Company has commitments related to office facilities under operating leases. Total rent expense was $5.4 million, $4.7 million, and $4.5 million in fiscal 2001, 2000, and 1999, respectively.

   On September 30, 2001, future minimum operating lease payments are required as follows (in thousands):


                Years ending September 30,
                --------------------------
                2002................................... $ 5,120
                2003...................................   2,895
                2004...................................   1,182
                2005...................................     886
                2006...................................     877
                2007 and thereafter....................     844
                                                        -------
                Total minimum lease payments........... $11,804
                                                        =======

Note 13. Stockholders' Equity

   Sales of Common Stock and Issuance of Warrants. In February 2001, the Company repurchased from Intel Corporation the outstanding warrant to purchase approximately 1,074,000 shares of Phoenix Technologies common stock for approximately $2.9 million in cash. The repurchase was to eliminate potential dilution to the Company's existing shareholders. Under the original agreement entered in February 1996, the Company sold approximately 895,000 newly issued, unregistered shares of its common stock and a warrant to purchase approximately 1,074,000 additional shares of its common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vested over a four-year period, beginning in December 1996. The warrant was to expire in April 2001.

   Stock Repurchase Program. In February 2001, the Board of Directors authorized a program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period. In fiscal 2001, the Company repurchased approximately 469,000 shares of its common stock at a cost of $5.1 million under the fiscal 2001 program. In fiscal 2001, the Company repurchased approximately 1,498,000 shares of its common stock at a cost of $21.0 million under the fiscal 2001 and 2000 repurchase programs.

   In fiscal 2000, the Board of Directors authorized a program to repurchase $30 million of outstanding shares of common stock over a 24-month period. In fiscal 2000, the Company repurchased approximately 836,000 shares at a cost of $14.5 million under the fiscal 2000 program. Also, during the first quarter of fiscal 2001, the Company repurchased approximately 1,028,000 shares of common stock at a cost of $15.9 million under the fiscal 2000 repurchase program. As of December 31, 2000, the fiscal 2000 repurchase program was completed and terminated. In fiscal 2000, the company repurchased approximately 1,011,000 shares at a cost of $16.6 million under the fiscal 2000 and 1999 repurchase programs.

   In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. Under these programs, the Company repurchased approximately 3,300,000 shares during fiscal 1999 at a total aggregate cost of $34.1 million.

   Employee Stock Purchase Plan. The Phoenix Technologies Ltd. 1991 Employee Stock Purchase Plan ("1991 ESPP") allows eligible employees to purchase shares at six month intervals, through payroll deductions,

                           PHOENIX TECHNOLOGIES LTD.

at 85% of the fair market value of the Company's common stock at the beginning or end of the six-month period, whichever is lower. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 2001, approximately 1,065,000 shares had been issued under the Purchase Plan and approximately 169,000 shares remained reserved for future issuance.

   Stock Option Plans. The Company has various incentive stock option plans for employees, officers, directors, consultants, and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant unless it is performance based. To date, all grants of incentive stock options, except for performance-based options, have been made at fair market value or greater. Options vest evenly over a period determined by the Company's Board of Directors, generally four years, and have a term not exceeding ten years.

   The following table sets forth the option activity under the Company's option plans all periods presented (in thousands, except per-share amounts):

                                                  Options Outstanding
                                                ------------------------
                                                        Weighted Average
                                                Shares   Exercise Price
                                                ------  ----------------
        Balance as of September 30, 1998.......  6,626       $ 8.52
          Options granted......................  3,279         9.07
          Options exercised....................   (674)        4.80
          Options canceled..................... (1,476)        9.46
                                                ------

        Balance as of September 30, 1999.......  7,755         8.90
          Options granted......................  2,259        16.15
          Options exercised.................... (2,254)        7.10
          Options canceled..................... (1,861)       10.41
                                                ------

        Balance as of September 30, 2000.......  5,899        11.92
          Options granted......................  2,915        13.31
          Options exercised....................   (911)        7.80
          Options canceled..................... (1,180)       14.72
                                                ------

        Balance as of September 30, 2001.......  6,723       $12.66
                                                ======

   On September 30, 2001, the number of shares exercisable under the stock option plans was approximately 2,818,000.

                           PHOENIX TECHNOLOGIES LTD.

   The following table summarizes information about stock options outstanding as of September 30, 2001 (in thousands, except per-share amounts):

                               Options Outstanding              Options Exercisable
                   ------------------------------------------- ---------------------
      Range        Number   Weighted Average       Weighted    Number    Weighted
       of            of   Remaining Contractual    Average       of      Average
 Exercise Prices   Shares     Life (years)      Exercise Price Shares Exercise Price
 ---------------   ------ --------------------- -------------- ------ --------------
$ 0.01 - $ 7.55...   639          5.76              $ 4.68       571      $ 4.49
$ 7.69 - $ 9.70... 1,084          7.75                9.02       459        8.53
$10.03 - $11.13...   956          7.88               10.93       478       10.95
$11.19 - $13.75... 1,390          8.27               12.80       468       12.40
$13.81 - $16.75... 1,429          8.59               14.80       462       15.32
$16.88 - $28.56... 1,225          8.59               18.76       380       18.98
                   -----          ----              ------     -----      ------
$ 0.01 - $28.56... 6,723          8.02              $12.66     2,818      $11.29
                   =====          ====              ======     =====      ======

   Amortization of deferred stock-based compensation. The Company amortizes deferred stock-based compensation for options that were granted below market value at the date of grant over the respective vesting period of the options granted. For fiscal 2001, amortization of deferred stock-based compensation was $37,000 and the unamortized deferred stock-based compensation as of September 30, 2001 was $701,000. There were no unamortized deferred stock-based compensation for fiscal 2000 and 1999.

   Disclosures of Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans in accordance with the provisions of APB 25. If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value method at the grant date, as prescribed in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                     Years ended September 30,
                                                     ------------------------
                                                       2001     2000    1999
                                                     --------  ------- ------
                                                     (in thousands, except per
                                                          share amounts)
 Net income (loss):
   As reported...................................... $(18,002) $20,902 $1,804
   Pro forma........................................ $(24,810)  19,290   (370)

 Basic earnings (loss) per share:
   As reported...................................... $  (0.72) $  0.85 $ 0.07
   Pro forma........................................    (0.99)    0.78  (0.01)

 Diluted earnings (loss) per share:
   As reported...................................... $  (0.72) $  0.77 $ 0.07
   Pro forma........................................    (0.99)    0.71  (0.01)

                           PHOENIX TECHNOLOGIES LTD.

   The fair value of options granted in fiscal 2001, 2000, and 1999 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2001, 2000, and 1999:

                                                 Employee      Employee Stock
                                              Stock Options     Purchase Plan
                                            ----------------  ----------------
                                            2001  2000  1999  2001  2000  1999
                                            ----  ----  ----  ----  ----  ----
 Expected life from vest date (in years)... 0.70  0.70  0.70  0.50  0.50  0.50
 Risk-free interest rate...................  5-6%  6-7%  5-6%  5-6%  6-7%  5-6%
 Volatility................................ 0.76  0.88  0.56  0.76  0.88  0.56
 Dividend yield............................ None  None  None  None  None  None

   The weighted average estimated fair value of employee stock options granted during fiscal 2001, 2000, and 1999 was $7.27, $9.60, and $3.48 per share, respectively. The weighted average estimated fair value of shares granted under the 1991 ESPP during fiscal 2001, 2000, and 1999 was $6.28, $5.07, and $2.58, respectively.

Note 14. Retirement Plans

   The Company has a retirement plan ("401(k) Plan") which qualifies under
Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company's contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. In January 1996, the Company began making a matching contribution of 25% of each participant's contribution, up to a match of $1,000 per year per participant. The matching contributions vest over a four-year period, which starts with the participant's employment start date with the Company. Effective January 1, 2000, the Company matches employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary, up to a maximum company match of $3,000 per participant per year. The Company's contributions to the 401(k) Plan for fiscal 2001, 2000, and 1999 were $0.9 million, $0.8 million, and $0.4 million, respectively.

Note 15. Subsequent Events (unaudited)

  Restructuring Program

   In October 2001, due to continuing global economic downturn and industry trends, Phoenix announced a restructuring program that would reduce its global workforce by approximately 15%. This restructuring program will align the Company's expense structure with current market conditions.

   In December 2001, inSilicon announced a restructuring program to realign ongoing expense structure. This restructuring program includes a global workforce reduction of approximately 20% and will also result in a substantial non-cash write-down of previously capitalized software. The restructuring is expected to be completed by the first quarter of fiscal 2002.

  Employee Stock Purchase Plan

   In November 2001, the Board of Directors adopted the 2001 Employee Stock Purchase Plan ("2001 ESPP) and reserved 200,000 shares of common stock for issuance, subject to stockholder approval. The 1991 ESPP will terminate in February 2002 and be replaced by the 2001 ESPP.

                                  SCHEDULE II
                           PHOENIX TECHNOLOGIES LTD.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2001
                                (in thousands)

                                 Balance at
                                Beginning of                                Balance at End
Year Ended                          Year     Provisions Deductions(1) Other    of Year
----------                      ------------ ---------- ------------- ----- --------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

September 30, 2001.............    $  790      $1,491      $(1,069)   $(60)     $1,152

September 30, 2000.............    $1,460      $  272      $  (877)   $(65)     $  790

September 30, 1999.............    $1,113      $  709      $  (362)   $ --      $1,460


ALLOWANCE FOR SALES RETURNS

September 30, 2001.............    $1,492      $1,443      $(1,713)   $ --      $1,222

September 30, 2000.............    $1,363      $1,317      $(1,188)   $ --      $1,492

September 30, 1999.............    $1,410      $  670      $  (717)   $ --      $1,363


ALLOWANCE FOR DEFERRED TAX VALUATION

September 30, 2001.............
                                   $2,814      $6,094      $    --    $ --      $8,908
September 30, 2000.............
                                   $2,814      $   --      $    --    $ --      $2,814
September 30, 1999.............
                                   $2,814      $   --      $    --    $ --      $2,814

---------------------
(1) Deductions in allowance for doubtful accounts primarily represent the write-off of uncollectable accounts receivable.