Form 10-Q
period 2001-12-31
PHOENIX TECHNOLOGIES LTD
filed 2002-02-05
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                               -----------------
                                              or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                     04-2685985
---------------------------------               -------------------------
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

                       YES       X        NO
                               -----            ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, par value $.001                  25,234,039
     -------------------------------  ------------------------------------------
                  Class                Number of Shares Outstanding at December
                                                       31, 2001

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                               Page
                                                                               ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              December 31 and September 30, 2001............................     3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended December 31, 2001 and 2000.................     4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2001 and 2000.................     5

              Notes to Condensed Consolidated Financial Statements..........     6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................    12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....    22

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

              Exhibits......................................................    23

              Reports on Form 8-K...........................................    23

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                 December 31,    September 30,
                                                                     2001            2001
                                                                 -----------     ------------
                                                                 (unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents                                     $    32,647     $     62,084
   Short-term investments                                             28,779            2,950
   Accounts receivable, net of allowances of
    $3,351 and $2,374 at December 31 and
    September 30, 2001                                                27,815           21,527
   Prepaid royalties and maintenance                                   5,548            5,623
   Deferred income taxes                                               5,177            5,186
   Other current assets                                                5,765            6,572
                                                                 -----------     ------------
          Total current assets                                       105,731          103,942

Property and equipment, net                                            9,474           10,793
Computer software costs, net                                          15,915           17,602
Goodwill and intangible assets, net                                   15,660           17,104
Deferred income taxes                                                  8,736            8,743
Other assets                                                           3,470            2,427
                                                                 -----------     ------------
          Total assets                                           $   158,986     $    160,611
                                                                 ===========     ============
             Liabilities and stockholders' equity

Current liabilities:
   Accounts payable                                              $     3,243     $      2,949
   Accrued compensation and related liabilities                       12,833            9,918
   Deferred revenue                                                    8,365            5,088
   Accrued acquisition costs                                             828            1,802
   Income taxes payable                                                1,204            3,201
   Other accrued liabilities                                           4,930            4,378
                                                                 -----------     ------------
          Total current liabilities                                   31,403           27,336
Long-term obligations                                                    609              638
                                                                 -----------     ------------
          Total liabilities                                           32,012           27,974
                                                                 -----------     ------------
Minority interest                                                     12,053           12,941
                                                                 -----------     ------------

Stockholders' equity:
   Preferred stock, $.10 par value, 500 shares
    authorized, none issued                                                -                -
   Common stock, $.001 par value, 60,000 shares
    authorized, 30,218 and 30,114 shares issued, 25,234 and
    25,239 shares outstanding at December 31 and September 30,
    2001                                                                  30               30
   Additional paid-in capital                                        166,079          165,396
   Retained earnings                                                  31,664           35,888
   Accumulated other comprehensive income (loss)                      (2,106)          (1,878)
   Less: Cost of treasury stock (4,984 and 4,875
    shares at December 31 and  September 30, 2001)                   (80,746)         (79,740)
                                                                 -----------     ------------
          Total stockholders' equity                                 114,921          119,696
                                                                 -----------     ------------
          Total liabilities and stockholders' equity             $   158,986     $    160,611
                                                                 ===========     ============

            See notes to condensed consolidated financial statements

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           Three months ended
                                                               December 31,
                                                         -----------------------
                                                            2001          2000
                                                         ----------    ---------
Revenues:
   License fees                                          $   26,040    $  33,877
   Services                                                   3,562        4,898
                                                         ----------    ---------
          Total revenues                                     29,602       38,775
                                                         ----------    ---------
Cost of revenues:
   License fees                                               1,436          417
   Services                                                   1,910        3,633
   Amortization of purchased technology                         960          314
   Restructuring related write-off of purchased
     technology                                                 847            -
                                                         ----------    ---------
          Total cost of revenues                              5,153        4,364
                                                         ----------    ---------

Gross Margin                                                 24,449       34,411

Operating expenses:
   Research and development                                   9,065       10,934
   Sales and marketing                                        9,406        9,763
   General and administrative                                 5,982        5,490
   Amortization of goodwill and acquired
        intangible assets                                     1,129          555
   Stock-based compensation                                     225          444
   Restructuring and related charges                          5,142            -
                                                         ----------    ---------
          Total operating expenses                           30,949       27,186
                                                         ----------    ---------

Income (loss) from operations                                (6,500)       7,225

Interest and other income, net                                  425          590
Minority interest                                             1,306          108
                                                         ----------    ---------
Income (loss) before income taxes                            (4,769)       7,923
Income tax expense (credit)                                    (545)       2,412
                                                         ----------    ---------
Net income (loss)                                        $   (4,224)   $   5,511
                                                         ==========    =========

Earnings (loss) per share:
   Basic                                                 $    (0.17)   $    0.22
   Diluted                                               $    (0.17)   $    0.21
Shares used in earnings (loss) per share calculation:
   Basic                                                     25,208       25,096
   Diluted                                                   25,208       26,636


            See notes to condensed consolidated financial statements

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                     Three months ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                   2001              2000
                                                                                -----------       -----------
Cash flows from operating activities:
   Net income (loss)                                                            $   (4,224)       $    5,511
   Reconciliation to net cash provided by operating activities:
     Depreciation and amortization                                                   3,560             2,103
     Stock based compensation                                                          225                 -
     Restructing related write-off of assets                                           662                 -
     Restructing related write-off or purchased technologies                           847                 -
     Minority interest                                                              (1,306)             (108)
     Deferred income tax                                                                 -               316

     Change in operating assets and liabilities:
        Accounts receivable                                                         (6,288)            2,696
        Other assets                                                                   351            (1,451)
        Prepaid royalties and maintenance                                           (1,392)             (373)
        Accounts payable                                                               294               (78)
        Accrued compensation and related liabilities                                 2,791            (1,719)
        Other accrued liabilities                                                     (450)             (733)
        Deferred revenue                                                             3,277                38
        Income taxes                                                                (1,425)             (217)

                                                                                -----------       -----------
        Net cash provided by (used in) operating activities                         (3,078)            5,985
                                                                                -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of investments                                                27,768           109,740
   Purchases of investments                                                        (53,274)          (92,665)
   Purchases of property and equipment                                                (500)           (1,008)
   Additions to computer software                                                     (119)           (1,898)
   Acquisition of businesses, net of cash acquired                                       -            (2,933)

                                                                                -----------       -----------
        Net cash provided by (used in) investing activities                        (26,125)           11,236
                                                                                -----------       -----------

Cash flows from financing activities:
   Proceeds from stock purchases under stock option and stock purchase plans         1,000             3,554
   Repurchase of common stock                                                       (1,006)          (15,895)
   Repayment of notes payable                                                            -               (47)

                                                                                -----------       -----------
        Net cash provided by (used in) financing activities                             (6)          (12,388)
                                                                                -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                          (228)             (967)
                                                                                -----------       -----------
Net increase in cash and cash equivalents                                          (29,437)            3,866
Cash and cash equivalents at beginning of period                                    62,084            55,017
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $   32,647        $   58,883
                                                                                ===========       ===========

            See notes to condensed consolidated financial statements

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.        Description of Business

         Phoenix Technologies Ltd. ("Phoenix" or the "Company") is the global leader in device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices. Phoenix provides its products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and Information Appliance manufacturers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. The Company markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives. The Company has two business units (one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary), both of which deliver leading products and professional services that enable connected computing.

         The Company believes that its products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

 Note 2.       Summary of Significant Accounting Policies

         Basis of Presentation. The accompanying condensed consolidated financial statements as of December 31, 2001 and for the three months ended December 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

         In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows for the interim periods presented.

         Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to upgrades on a when-and-if available basis, and training.

         Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 ("Accounting for Performance of Construction-Type and Certain Production-Type Contracts") which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

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

         Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowance for uncollectible accounts receivable, accruals for royalty revenues, valuation of investments and intangibles, product warranty, useful lives for property and equipment and intangibles, employee benefits, restructuring and related costs, sales returns, and taxes. Actual results could differ from those estimates. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

         The Company records provisions for estimated sales returns against revenues and allowances for doubtful accounts against general and administrative expenses in the same period as the related revenues are recorded. At December 31 and September 30, 2001, these amounts were $3.4 million and $2.4 million, respectively. These estimates are based on historical sales returns and bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts and other known factors. Actual results could differ from those estimates.

         At December 31 and September 30, 2001, the Company had net goodwill and intangible assets of $15.7 million and $17.1 million, respectively. In assessing the recoverability of our goodwill and intangibles assets, the Company makes assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. During the fourth quarter ended September 30, 2001, the Company recorded impairment charges on goodwill for its inSilicon subsidiary in the amount of $9.4 million. Also, as a result of the restructuring program instituted by inSilicon in the first quarter of fiscal 2002, the Company recorded an additional impairment of $0.8 million on capitalized software.

         Reclassification. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

         Computation of Earnings (Loss) per Share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. The Company reported net losses for the three months ended December 31, 2001. The effects of outstanding options were not included in the calculation of diluted net loss per share, as their inclusion would be anti-dilutive.

         New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. The unamortized goodwill was $14.8 million as of December 31, 2001 and the amortization of goodwill was $0.9 million for the three months ended December 31, 2001.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt SFAS 144 on October 1, 2002 when its new fiscal year begins and does not expect the adoption will have a material effect on the Company's operating results or financial condition.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3.        Earnings (Loss) per Share

         The following table presents the calculations of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):

                                                                     Three months ended
                                                                        December 31,
                                                            --------------------------------
                                                                  2001             2000
                                                            ---------------    -------------
                                                            (in thousands, except per share
                                                                         amounts)
Net income (loss)                                           $        (4,224)   $       5,511
                                                            ===============    =============
Weighted average common shares
     outstanding                                                     25,208           25,096

Effect of dilutive securities (using the treasury stock method):

Stock options                                                            --            1,366
Warrants                                                                 --              174
                                                            ---------------    -------------
Total dilutive securities                                                --            1,540
                                                            ---------------    -------------

Weighted average diluted common and
     equivalent shares outstanding                                   25,208           26,636
                                                            ===============    =============
Earnings (loss) per share:
   Basic                                                    $         (0.17)   $        0.22
                                                            ===============    =============
   Diluted                                                  $         (0.17)   $        0.21
                                                            ===============    =============


Note 4.        Comprehensive Income (Loss)

         Following are the components of comprehensive income (loss):

                                                                    Three months ended
                                                                       December 31,
                                                            --------------------------------
                                                                  2001              2000
                                                            ---------------    -------------
                                                                       (in thousands)
Net income (loss)                                           $        (4,224)   $       5,511

Change in accumulated foreign
   currency translation adjustments                                    (228)            (967)
                                                            ---------------    -------------
Comprehensive income (loss)                                 $        (4,452)   $       4,544
                                                            ===============    =============

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 5.       Restructuring and Related Charges and Write-offs

      The Company incurred $6.0 million of restructuring related charges and write-offs in the first quarter of fiscal 2002, consisting of $5.2 million in restructuring related charges and $0.8 million of write-off of purchased technology. Details of the charges are as follows:

       . In October 2001, in light of continuing global economic downturn and industry trends, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix's expense structure with current market conditions to return to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of December 31, 2001, approximately $1.9 million was paid and an additional $2.0 million were accrued. The severance accruals are expected to be paid through the end of fiscal 2002.

       . In December 2001, in an effort to align its operating expenses with the anticipated level of future revenues, inSilicon announced and implemented a workforce reduction plan. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of write-down to the net realizable value of previously capitalized software in the Bluetooth product line. As of December 31, 2001, approximately $0.3 million was paid and an additional $0.3 million were accrued and expected to be paid through the end of fiscal 2002. All terminations were completed by December 31, 2001.

           As part of the restructuring program, inSilicon decided to terminate the development of its Bluetooth product line and focus on its core communication products in fiscal 2002. As a result, current net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million. The net realizable value was estimated base on expressed interest from inSilicon customers, as well as a detailed market analysis of prospective customers. This asset will be reviewed for impairment on a quarterly basis, and additional charges may be recorded, if impaired.

      In April 2001, in efforts to optimize operational efficiency and change its business strategy to address changes in customer demands, the Company reduced its global workforce by approximately 70 employees across all business functions. All terminations were completed as of September 30, 2001. The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001 and was paid off as of December 31, 2001.

Note 6.       Segment Reporting

      As part of the restructuring program announced in October 2001, Phoenix also implemented a re-organization that aligned its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The new organization is structured by function. The Chief Executive Officer assesses the Company's performance by regularly reviewing the operating results for its two reportable segements: Phoenix and inSilicon. The two reportable segments were established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), including evaluating

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the Company's internal reporting structure to the Chief Executive Officer and disclosure of revenues and operating expenses. Results from the first quarter of fiscal 2001 were reclassified to conform with the fiscal 2002 presentation.

      Phoenix. Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and Information Appliance manufacturers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix's products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness

      InSilicon. Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of wired and wireless products. inSilicon provides cores, related silicon subsystems and firmware to customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

      The Company evaluates operating segment performance based on revenue and operating income or loss from operations:

                                             Three months ended
                                                December 31,
                                           ---------------------
                                              2001        2000
                                           --------     --------
                                              (in thousands)
Revenues:
   Phoenix                                 $ 25,089     $ 33,720
   inSilicon                                  4,513        5,055
                                           --------     --------
Total                                      $ 29,602     $ 38,775
                                           ========     ========

Income (loss) from operations:
   Phoenix                                 $ (2,310)    $  8,162
   inSilicon                                 (4,190)        (937)
                                           --------     --------
Total                                      $ (6,500)    $  7,225
                                           ========     ========

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The Company also reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe:

                                               Three months ended
                                                  December 31,
                                             ----------------------
                                                2001        2000
                                             ----------  ----------
                                                 (in thousands)

Revenues:
   North America                              $ 6,905     $10,381
   Japan                                        9,747      14,187
   Taiwan                                       7,458       9,240
   Other Asian Countries                        3,101       3,199
   Europe                                       2,391       1,768
                                             ----------  ----------
Total                                         $29,602     $38,775
                                             ==========  ==========

Note 7.           Stock Repurchase Program

         In February 2001, the Board of Directors authorized a program to repurchase up to $30 million of outstanding shares of common stock over a 12-month period. In the first quarter of fiscal 2002, the Company repurchased approximately 109,000 shares of its common stock at a cost of $1.0 million under the fiscal 2001 program. Also, in fiscal 2001, the Company repurchased approximately 469,000 shares of its common stock at a cost of $5.1 million under the same fiscal 2001 program.

Note 8.           Stock Options Exchange Program

         On December 6, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Under the program, Company employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that will be granted from the same stock plan. The new options will be for three-fourths of the number of shares (split-adjusted) cancelled. Based on the January 22, 2002 cancellation date, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees were accepted and cancelled. The new options will be granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant. This voluntary exchange program complies with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") and, accordingly, is not expected to result in any variable compensation charges. Members of Phoenix's Board of Directors, employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon are not eligible to participate in this program.

Note 9.           Subsequent Event

         In January 2002, Phoenix acquired certain assets of StorageSoft, Inc. ("StorageSoft"), a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs, pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, Phoenix further expands its next-generation FirstWareTM product line and distribution channels in the "White Box" manufacturing, PC system builder, and corporate markets. Under the terms of the agreement, Phoenix acquired substantially all of StorageSoft's assets for $6.0 million in cash and $6.0 million in Phoenix common shares.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-Q, including without limitation the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to original equipment manufacturers (or "OEM"), and plans to improve and enhance existing products and develop new products.

         Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "intends," "estimates," "plans," and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, and unexpected natural disasters. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section in our Annual Report on Form 10-K for the year ended September 30, 2001.

Company Overview

         We, Phoenix Technologies, Ltd. ("Phoenix"), are the global leader in device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices. We provide our products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and Information Appliance manufacturers to small system integrators and value-added resellers. We also provide training, consulting, maintenance, and engineering services to our customers. Phoenix markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives.

         We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

         Our operations include the following:

         Phoenix. Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC and Information Appliance manufacturers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix's products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

         InSilicon. Provides communications technology that is used by semiconductor and systems companies to design complex semiconductors called systems-on-a-chip that are critical components of wired and wireless products. inSilicon provides cores, related silicon subsystems and firmware to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

customers that use its technologies in hundreds of different digital devices ranging from network routers to handheld computers.

Results of Operations

Revenues

         Our products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenues by segment for the three months ended December 31, 2001 and 2000 were as follows:

                                                              % of Consolidated
                                   Amount                          Revenue
                            -------------------               -----------------
                              2001       2000      % Change    2001      2000
                            --------  ---------    --------   ------    -------
                              (in thousands)
Phoenix                     $ 25,089  $  33,720     -25.6%     84.8%     87.0%
inSilicon                      4,513      5,055     -10.7%     15.2%     13.0%
                            --------  ---------    --------   ------    -------
Total revenues              $ 29,602  $  38,775     -23.7%    100.0%    100.0%
                            ========  =========    ========   ======    =======

         Total revenues in the first quarter of fiscal 2002 decreased by 23.7% from the comparable period in fiscal 2001, primarily as a result of the global economic slowdown and the softness in the PC market.

         Phoenix revenues in the first quarter of fiscal 2002 decreased by 25.6% from the comparable period in fiscal 2001, mainly due to a decrease in the core system enabling business in all regions except for Europe. This is the result of lower demand in the notebook and industrial PC platform products.

         inSilicon revenues in the first quarter of fiscal 2002 declined by 10.7% from the comparable period in fiscal 2000, due primarily to the challenging economic environment, particularly in North America.

         Revenues by geographic region for the three months ended December 31, 2001 and 2000, were as follows:

                                                              % of Consolidated
                                   Amount                          Revenue
                            -------------------               -----------------
                              2001       2000      % Change    2001      2000
                            --------  ---------    --------   ------    -------
                               (in thousands)
North America               $  6,905  $  10,381     -33.5%     23.3%      26.8%
Japan                          9,747     14,187     -31.3%     32.9%      36.6%
Taiwan                         7,458      9,240     -19.3%     25.2%      23.8%
Other Asian Countries          3,101      3,199      -3.1%     10.5%       8.3%
Europe                         2,391      1,768      35.2%      8.1%       4.6%
                            --------  ---------    --------   ------    -------
Total revenues              $ 29,602  $  38,775     -23.7%    100.0%     100.0%
                            ========  =========    ========   ======    =======

         Compared to the same period one year ago, revenues in the first quarter of fiscal 2002 for North America, Japan, Taiwan, and Other Asian Countries declined by 33.5%, 31.3%, 19.3% and 3.1%, respectively. The decrease was due primarily to the economic slowdown in the global economy which had a significant impact on the PC market. Revenues from Europe increased by 35.2% due to increased sales in the desktop platform in the first quarter of fiscal 2002, as compared to the comparable period in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We recorded $10.7 million of revenues from OEM customers relating to volume royalty license agreements in the first quarter of fiscal 2002 compared to $9.7 million in the same quarter in fiscal 2001 and $4.4 million in the fourth quarter of fiscal 2001. These agreements were non refundable and due and payable on normal terms. If a customer decides not to enter into a volume royalty license agreement in a future quarter, there could be a quarter in which we would not have any revenue from that customer as they would return to payment of royalties on reported shipments.

         We accrued $4.9 million of royalty revenues from our OEM customers in the first fiscal quarter of 2002 compared with $6.0 million in the same period in fiscal 2001. We have processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM customers, utilizing historical experience, evaluating estimates based on the cyclical patterns, and other relevant current information. Although Management believes that it has a reliable basis for making reasonable estimates, the actual results could differ.

         One customer, Fujitsu, accounted for 11% of total revenues for the three months ended December 31, 2001. A different customer, Sony, accounted for 20% of total revenues for the three months ended December 31, 2000.

Gross Margin

         Gross margin as a percentage of revenues for the three months ended December 31, 2001 decreased to 82.6% from 88.7% in the comparable period of fiscal 2001. Included in the cost of revenues was $1.0 million and $0.3 million of amortization of purchased technologies from business combinations for the three months ended December 31, 2001 and 2000, respectively. Also included in the cost of revenues for the three months ended December 31, 2001 was a $0.8 million restructuring related write-down of capitalized software to its net realizable value by inSilicon. Excluding the amortization of purchased technologies and write-down of capitalized software, gross margin as a percentage of revenues for the three months ended December 31, 2001 decreased to 88.7% from 89.6% in the comparable period of fiscal 2001. The decrease in gross margin in the first quarter of fiscal 2002 was due to lower margins on inSilicon product sales.

Research and Development Expenses

         Research and development expenses were $9.1 million and $10.9 million for the three months ended December 31, 2001 and 2000, respectively. As a percentage of revenues, these expenses represented 30.6% and 28.2%, respectively. The decrease in research and development expenses was due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002 and a re-allocation of resources to sales support functions. In addition, the implementation of a more disciplined market driven product development process also contributed to the decline in expenses.

Sales and Marketing Expenses

         Sales and marketing expenses were $9.4 million and $9.8 million for the three months ended December 31, 2001 and 2000, respectively. As a percentage of revenues, these expenses represented 31.8% and 25.2%, respectively. The decrease in sales and marketing expenses was due primarily to the workforce reduction programs and disciplines in discretionary spending, partly offset by re-distribution of resources to enhance sales and marketing functions to be more customer-focused.

General and Administrative Expenses

         General and administrative expenses for the three months ended December 31, 2001 increased by $0.5 million from the comparable period in fiscal 2001. The increase was mainly attributable to additional bad debt provision and higher inSilicon expenses in strategic business consulting services. As a percentage of revenues, general and administrative expenses in the three months ended December 31, 2001 increased to 20.2% from 14.2% in the comparable period of fiscal 2001, primarily due to the decline in total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization Expenses

         Amortization of goodwill and acquired intangible assets were $1.1 million and $0.6 million for the three months ended December 31, 2001 and 2000, respectively. The increase was due primarily to the business combinations completed during fiscal 2001.

Stock-Based Compensation

         Stock-based compensation was $0.2 million and $0.4 million for the three months ended December 31, 2001 and 2000, respectively. Charges in both periods were primarily due to the amortization of granting of options to purchase Phoenix and inSilicon stock at exercise prices less than the fair market value on the grant date.

Restructuring and Related Charges

         We incurred $6.0 million of restructuring related charges and write-offs in the first quarter of fiscal 2002, consisting of $5.2 million in restructuring related charges and $0.8 million of write-off of purchased technology. Details of the charges are as follows:

         . In October 2001, in light of continuing global economic downturn and industry trends, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix's expense structure with current market conditions to return to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of December 31, 2001, approximately $1.9 million was paid and an additional $2.0 million were accrued. The severance accruals are expected to be paid through the end of fiscal 2002. As a result of the restructuring program announced in October 2001, we expect pretax savings of $10.0 million on an annualized basis starting from the second quarter of fiscal 2002.

         . In December 2001, in an effort to align its operating expenses with the anticipated level of future revenues, inSilicon announced and implemented a workforce reduction plan. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of write-down to the net realizable value of previously capitalized software in the Bluetooth product line. As of December 31, 2001, approximately $0.3 million was paid and an additional $0.3 million were accrued and expected to be paid through the end of fiscal 2002. All terminations were completed by December 31, 2001. inSilicon anticipated annualized cost savings of approximately $2.8 million from this restructuring program.

              As part of the restructuring program, inSilicon decided to terminate the development of its Bluetooth product line and focus on its core communication products in fiscal 2002. As a result, current net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million. The net realizable value was estimated base on expressed interest from inSilicon customers, as well as a detailed market analysis of prospective customers. This asset will be reviewed for impairment on a quarterly basis, and additional charges may be recorded, if impaired.

         In April 2001, in efforts to optimize operational efficiency and change its business strategy to address changes in customer demands, we reduced its global workforce by approximately 70 employees

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

across all business functions. All terminations were completed as of September 30, 2001. The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001 and was paid off as of December 31, 2001.

Interest and Other Income, Net

     Interest and other income, net, were $0.4 million and $0.6 million for the three months ended December 31, 2001 and 2000, respectively. The decrease was primarily due to lower yields from lower cash and short-term investment balance from funding the stock repurchase program and acquisitions during fiscal 2001.

Provision for Income Taxes

     An income tax benefit of $0.5 million was recorded for the three-month period ended December 31, 2001, as compared to a $2.4 million income tax provision in the comparable period in fiscal 2001. The income tax benefit for the first quarter of fiscal 2002 is lower than the expected benefit at a statutory rate primarily due to a change in the valuation allowance related to inSilicon's deferred tax assets. The income tax provision for the first quarter of 2001 is lower than the expected provision at a statutory rate primarily due to various federal and state tax credits and lower tax rates imposed on earnings in certain foreign jurisdictions.

     On a legal entity basis, Phoenix recorded a tax benefit of $0.7 million to reflect an anticipated tax benefit from its losses in the quarter that will be realized by the end of the year, while inSilicon recorded a tax provision of $0.2 million for foreign withholding taxes paid or accrued in relation to sales to Southeast Asia in the quarter that are not anticipated to be creditable. inSilicon is not consolidated for Federal income tax purposes, as Phoenix owns less than 80% of inSilicon's outstanding voting stock as of December 31, 2001.

Liquidity and Capital Resources

     At December 31, 2001, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $61.4 million, of which $28.6 million was owned by inSilicon. The primary sources of cash during the first quarter of fiscal 2002 were proceeds from issuance of stock under various stock plans of $1.0 million. The primary uses of cash for the same period were $3.1 million from operating activities, net purchase of investments of $25.5 million and $1.0 million for the repurchase of common stock, and $0.6 million for the purchase of property, equipment and computer software.

     We believe that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Stock Options Exchange Program

     On December 6, 2001, we announced a voluntary stock option exchange program for our eligible employees. Under the program, our employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that will be granted from the same stock plan. The new options will be for three-fourths of the number of shares (split-adjusted) cancelled. Based on the January 22, 2002 cancellation date, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees were accepted and cancelled. The new options will be granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options will be equal to the fair market value of our common stock on the date of grant. This voluntary exchange program complies with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") and, accordingly, is not expected to result in any variable compensation charges. Members of Phoenix's Board of Directors, employees who are considered officers for the purposes of
Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon are not eligible to participate in this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have a material effect on our operating results or financial condition. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 on October 1, 2002 when our new fiscal year begins. The unamortized goodwill was $14.8 million as of December 31, 2001 and the amortization of goodwill was $0.9 million for the three months ended December 31, 2001.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We will adopt SFAS 144 on October 1, 2002 when our new fiscal year begins and does not expect the adoption will have a material effect on our operating results or financial condition.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to allowance for uncollectible accounts receivable, accruals for royalty revenues, valuation of investments and intangibles, product warranty, useful lives for property and equipment and intangibles, employee benefits, restructuring and related costs, sales returns, and taxes. Actual results could differ from those estimates. The operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

     We record provisions for estimated sales returns against revenues and allowances for doubtful accounts against general and administrative expenses in the same period as the related revenues are recorded. At December 31 and September 30, 2001, these amounts were $3.4 million and $2.4 million, respectively. These estimates are based on historical sales returns and bad debt write-offs, analysis of credit memo data, specific identification of probable bad debts based on collection efforts and other known factors. Actual results could differ from those estimates.

     At December 31 and September 30, 2001, we had net goodwill and intangible assets of $15.7 million and $17.1 million, respectively. In assessing the recoverability of our goodwill and intangibles assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During the fourth quarter ended September 30, 2001, we recorded impairment charges on goodwill for our inSilicon subsidiary in the amount of $9.4 million. Also, as a result of the restructuring program instituted by inSilicon in the first quarter of fiscal 2002, we recorded an additional impairment of $0.8 million on capitalized software.

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

issued thirty patents with respect to our current product offerings and have seventy patent applications pending with respect to certain of the products we market. Phoenix maintains an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Attraction and Retention of Key Personnel

     Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified engineering, sales, marketing, and finance personnel. Semiconductors IP and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all lines of businesses. Accordingly, failure to attract, retain and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. Phoenix might not be able to execute its business plan if we were to lose the services of any of our key personnel. Several of our executives and key employees joined Phoenix only recently and have had only a limited time to work together. Our management team might not be able to work effectively together or with the rest of our employees to develop our technology and manage our continuing operations.

Dependence on Key Customers; Concentration of Credit Risk

     The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Phoenix's customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added reseller, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results could be adversely affected. We maintain estimated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accruals and allowances for such exposures. As of December 31, 2001, our largest receivable from any one customer represented approximately 11% of total accounts receivable.

Competition

     The market for our BIOS products is very competitive, resulting in downward pricing pressure. In marketing our BIOS products, we compete primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than ours. These companies include Acer Incorporated, Compaq Computer Corporation, Dell Computer Corporation, IBM Corporation, and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately held companies to Acer Softech, Inc., a division of Acer Laboratories, Inc., a major Taiwan chip and motherboard supplier. There can be no assurance that we will continue to compete successfully with our current competitors or potential new competitors. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations or financial condition.

     The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant semiconductor intellectual property (or "SIP") suppliers, such as the Inventra Division of Mentor Graphics Corporation' Inventra Division, Synopsys Inc., Enthink, Inc., Gain Technology Corporation, and the VaAutomation subsidiary of ARC Cores, Inc.; and suppliers of ASICs, such as LSI Logic Corporation, the ASIC divisions of IBM Corporation, Lucent Technologies, Inc., Toshiba Corporation, and NEC Corporation. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel Corporation, Motorola Inc., Cisco Systems, Inc., and Hewlett-Packard Company. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to be re-used the SIP in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix Corporation, Sci-worxSican Corporation, Parthus Technologies plc, and the Tality subsidiary of Cadence Design Systems, Inc., also provide competition.

     In the FirstWare software area, we compete with individual component software suppliers such as Symantec Corporation and other companies that develop diagnostic and repair software, as well as in-house solutions.

     In the Internet and securities business, there are many distribution vehicles for our partners to reach PC end users, including PC OEM companies, PC and hardware registration companies and Internet web sites. Many have greater resources than Phoenix.

     In the information appliance area, we compete primarily with research and development departments of software developers that may have significantly greater financial and technical resources than Phoenix. These companies include OpenTV Corporation, Wind River Systems, Inc., Liberate Technologies, and Microsoft Corporation. We also compete for software business with other independent suppliers, ranging from small, privately-held companies to in-house research and development departments of major OEMs.

International Sales and Activities

     Revenues derived from the international operations of our BIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For financial market risks related to changes in interest rate, foreign currency exchange rates, and investment, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

PART II.   OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS
           Not applicable

ITEM 2     CHANGES IN SECURITIES
           (a)   Not applicable
           (b)   Not applicable
           (c)   Not applicable
           (d)   Not applicable

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not applicable

ITEM 5     OTHER INFORMATION
           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           (a)  Exhibits
                4.1 Asset Acquisition Agreement with StorageSoft, Inc. dated December 21, 2001.
           (b)  Reports on Form 8-K
                The Company did not file reports on Form 8-K during the quarter ended December 31, 2001.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHOENIX TECHNOLOGIES LTD.

Date: February 5, 2002
      ----------------
                                        By: /s/ JOHN M. GREELEY
                                            -------------------
                                        John M. Greeley
                                        Senior Vice President, Finance and Chief
                                        Financial Officer