Form 10-Q
period 2002-03-31
PHOENIX TECHNOLOGIES LTD
filed 2002-05-14
CIK 832767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________ .

Commission file number 0-17111
                       -------

                            PHOENIX TECHNOLOGIES LTD.
                            -------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                 04-2685985
-------------------------------------  -----------------------------------------
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

                YES      X                         NO    _______
                       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $.001                     26,014,761
    -------------------------------------      ---------------------------------
                     Class                      Number of Shares Outstanding at
                                                        April 30, 2002

                            PHOENIX TECHNOLOGIES LTD.

                                    FORM 10-Q

                                      INDEX
                                      -----

                                                                               Page
                                                                               ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2002 and September 30, 2001 ............................     3

          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended March 31, 2002 and 2001 ...............     4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 2002 and 2001 .........................     5

          Notes to Condensed Consolidated Financial Statements .............     6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................    15

  Item 3. Quantitative and Qualitative Disclosures about Market Risk .......    29

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings ................................................    30

  Item 2. Changes in Securities ............................................    30

  Item 3. Defaults Upon Senior Securities ..................................    30

  Item 4. Submission of Matters to a Vote of Security Holders ..............    30

  Item 5. Other Information ................................................    31

  Item 6. Exhibits and Reports on Form 8-K

          Exhibits .........................................................    31

          Reports on Form 8-K ..............................................    31

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PHOENIX TECHNOLOGIES LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                           March 31,  September 30,
                                                                             2002         2001
                                                                          ----------- -------------
                                                                          (unaudited)
                                   Assets
        Current assets:
           Cash and cash equivalents                                      $   47,455   $   62,084
           Short-term investments                                              6,014        2,950
           Accounts receivable, net of allowances of $1,851 and $2,374
             at March 31, 2002 and September 30, 2001                         28,015       21,527
           Prepaid royalties and maintenance                                   1,895        5,623
           Deferred income taxes                                               5,176        5,186
           Other current assets                                                5,866        6,572
                                                                          ----------- -------------
                  Total current assets                                        94,421      103,942

        Property and equipment, net                                            9,920       10,793
        Computer software costs, net                                          21,490       17,602
        Goodwill and intangible assets, net                                   20,576       17,104
        Deferred income taxes                                                  8,735        8,743
        Prepaid royalties - non current                                        7,645            -
        Other assets                                                           2,098        2,427
                                                                          ----------- -------------
                  Total assets                                            $  164,885   $  160,611
                                                                          =========== =============

                     Liabilities and stockholders' equity

        Current liabilities:
           Accounts payable                                               $    3,458   $    2,949
           Accrued compensation and related liabilities                       10,248        9,918
           Deferred revenue                                                    8,500        5,088
           Accrued acquisition costs                                               -        1,802
           Income taxes payable                                                  852        3,201
           Other accrued liabilities                                           4,805        4,378
                                                                          ----------- -------------
                  Total current liabilities                                   27,863       27,336

        Long-term obligations                                                    807          638
                                                                          ----------- -------------
                  Total liabilities                                           28,670       27,974

        Minority interest                                                     12,909       12,941
                                                                          ----------- -------------

        Stockholders' equity:
           Preferred stock, $.10 par value, 500 shares authorized,                 -            -
             none issued
           Common stock, $.001 par value, 60,000 shares authorized,
             30,945 and 30,114 shares issued, 25,961 and 25,239 shares
             outstanding at March 31, 2002 and September 30, 2001                 31           30
           Additional paid-in capital                                        174,468      165,396
           Retained earnings                                                  31,678       35,888
           Accumulated other comprehensive income (loss)                      (2,125)      (1,878)
           Less: Cost of treasury stock (4,984 and 4,875 shares at
             March 31, 2002 and September 30, 2001)                          (80,746)     (79,740)
                                                                          ----------- -------------
                  Total stockholders' equity                                 123,306      119,696

                                                                          ----------- -------------
                  Total liabilities and stockholders' equity              $  164,885   $  160,611
                                                                          =========== =============

            See notes to condensed consolidated financial statements

                            PHOENIX TECHNOLOGIES LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                  Three months ended March 31,     Six months ended March 31,
                                                                  ----------------------------    ----------------------------
                                                                      2002             2001          2002              2001
                                                                  ----------        ----------    ----------        ----------
Revenues:
   License fees                                                   $   26,768        $   21,423    $   52,808        $   55,300
   Services                                                            3,808             4,338         7,370             9,236
                                                                  ----------        ----------    ----------        ----------
     Total revenues                                                   30,576            25,761        60,178            64,536
                                                                  ----------        ----------    ----------        ----------

Cost of revenues:
   License fees                                                        1,234               715         2,670             1,132
   Services                                                            1,327             3,758         3,237             7,391
   Amortization of purchased technology                                1,565               322         2,525               636
   Restructuring related write-off of purchased technologies               -                 -           847                 -
                                                                  ----------        ----------    ----------        ----------
     Total cost of revenues                                            4,126             4,795         9,279             9,159
                                                                  ----------        ----------    ----------        ----------

Gross Margin                                                          26,450            20,966        50,899            55,377

Operating expenses:
   Research and development                                            8,773            11,510        17,838            22,444
   Sales and marketing                                                10,139            10,023        19,545            19,786
   General and administrative                                          5,518             6,350        11,500            11,840
   Amortization of goodwill and acquired intangible assets             1,393             1,085         2,522             1,640
   Stock-based compensation                                              457               181           682               625
   Restructuring and related charges                                       -                 -         5,142                 -
                                                                  ----------        ----------    ----------        ----------
     Total operating expenses                                         26,280            29,149        57,229            56,335
                                                                  ----------        ----------    ----------        ----------


Income (loss) from operations                                            170            (8,183)       (6,330)             (958)

Interest and other income, net                                           (19)              746           245             1,336
Gain (loss) on investment                                                -                 -             161               -
Minority interest                                                        463               661         1,769               769
                                                                  ----------        ----------    ----------        ----------
Income (loss) before income taxes                                        614            (6,776)       (4,155)            1,147
Income tax expense (credit)                                              600            (2,380)           55                32
                                                                  ----------        ----------    ----------        ----------
Net Income (loss)                                                 $       14        $   (4,396)   $   (4,210)       $    1,115
                                                                  ==========        ==========    ==========        ==========

Earnings (loss) per share:
   Basic                                                          $     0.00        $    (0.17)   $    (0.17)       $     0.04
   Diluted                                                        $     0.00        $    (0.17)   $    (0.17)       $     0.04
Shares used in earnings (loss) per share calculation:

   Basic                                                              25,809            25,172        25,505            25,119
   Diluted                                                            26,528            25,172        25,505            26,536

            See notes to condensed consolidated financial statements

                            PHOENIX TECHNOLOGIES LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Six months ended March 31,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                                                  $   (4,210)     $    1,115
   Reconciliation to net cash provided by operating activities:
     Depreciation and amortization                                                         7,683           5,156
     Stock-based compensation                                                                682             625
     Loss on disposal of fixed assets                                                        258               -
     Restructing related impairment of assets                                                662               -
     Restructing related impairment of purchased technologies                                847               -
     Minority interest                                                                    (1,769)           (769)
     Deferred income tax                                                                       -            (588)

     Change in operating assets and liabilities:
        Accounts receivable                                                               (5,662)         11,648
        Other assets                                                                        (406)         (1,106)
        Prepaid royalties and maintenance                                                 (4,214)           (419)
        Accounts payable                                                                     452            (405)
        Accrued compensation and related liabilities                                         705          (2,376)
        Other accrued liabilities                                                         (1,004)         (2,518)
        Deferred revenue                                                                   3,147           1,466
        Income taxes                                                                      (1,094)         (3,611)
                                                                                      ----------      ----------
        Net cash used in operating activities                                             (3,923)          8,218
                                                                                      ----------      ----------

Cash flows from investing activities:
   Proceeds from sale of investments                                                      69,945         224,959
   Purchases of investments                                                              (72,686)       (203,547)
   Purchases of property and equipment                                                    (2,063)         (2,962)
   Additions to computer software                                                           (259)         (2,041)
   Acquisition of businesses, net of cash acquired                                        (7,349)        (23,687)
                                                                                      ----------      ----------
        Net cash used in investing activities                                            (12,412)         (7,278)
                                                                                      ----------      ----------

Cash flows from financing activities:
   Proceeds from stock purchases under stock option and stock purchase plan                2,959           6,298
   Repurchase of common stock                                                             (1,006)        (15,895)
   Repurchase of warrant                                                                       -          (2,900)
                                                                                      ----------      ----------
        Net cash provided by (used in) financing activities                                1,953         (12,497)
                                                                                      ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                                (247)           (800)
                                                                                      ----------      ----------
Net increase in cash and cash equivalents                                                (14,629)        (12,357)
Cash and cash equivalents at beginning of period                                          62,084          55,017
                                                                                      ----------      ----------
Cash and cash equivalents at end of period                                            $   47,455      $   42,660
                                                                                      ==========      ==========

            See notes to condensed consolidated financial statements

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.   Description of Business

     Phoenix Technologies Ltd. ("Phoenix" or the "Company") is a global leader in device-enabling and management software solutions for Personal Computers
(PCs) and connected digital devices. Phoenix provides its products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC, Information Appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. The Company markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives. The Company has two business units, one of which, inSilicon Corporation ("inSilicon"), is a majority-owned subsidiary.

     The Company believes that its products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements as of March 31, 2002 and for the three and six months ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

     In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations, and cash flows for the interim periods presented.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including but not limited to, its allowance for uncollectible accounts receivable, accruals for royalty revenues, useful lives for property and equipment, goodwill, and intangibles, employee benefits, restructuring and related costs, sales allowances, and taxes. Actual results could differ from those estimates. The operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Revenue Recognition

     The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training.

     Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up front fee arrangements including services and other elements to be delivered over time for which vendor specific objective evidence of fair value does not exist is recognized ratably over the initial term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 ("Accounting for Performance of Construction-Type and Certain Production-Type Contracts") which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

     Royalty revenues from OEMs are generally recorded in each period based on estimates of shipments by the OEMs of products containing the Company's software during the period. Revenues from OEMs for up front, non-refundable royalties are recorded when the above revenue recognition criteria have been met.

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

     Provisions are made for doubtful accounts and estimated sales allowances.

Reclassification

     Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

Computation of Earnings (Loss) per Share

     Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. The Company included outstanding options in the diluted earings per share computation for the three months ended March 31, 2002. However, for the six months ended March 31,

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. The unamortized goodwill was $19.2 million and $15.9 million as of March 31, 2002 and September 30, 2001, respectively. The amortization of goodwill was $1.3 million and $2.1 million for the three and six months ended March 31, 2002, respectively.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company expects to adopt SFAS 144 on October 1, 2002 when its new fiscal year begins and does not expect the adoption will have a material effect on the Company's operating results or financial condition.

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 3.   Earnings (Loss) per Share

     The following table presents the calculations of basic and diluted earnings
(loss) per share required under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"):

                                                    Three months ended           Six months ended
                                                         March 31,                   March 31,
                                              -------------------------     ---------------------------
                                                 2002            2001           2002            2001
                                              ---------       ---------     ----------      -----------
                                                      (in thousands, except per share amounts)
Net income (loss)                              $     14       $ (4,396)      $  (4,210)      $   1,115
                                               ========       ========       =========       =========
Weighted average common shares
    outstanding                                  25,809         25,172          25,505          25,119

Effect of dilutive securities (using the
    treasury stock method):
        Stock options                               719              -               -           1,417
                                               --------       --------       ---------       ---------
Total dilutive securities                           719              -               -           1,417
                                               --------       --------       ---------       ---------

Weighted average diluted common and
    equivalent shares outstanding                26,528         25,172          25,505          26,536
                                               ========       ========       =========       =========

Earnings (loss) per share:
 Basic                                         $   0.00       $  (0.17)      $   (0.17)      $    0.04
                                               ========       ========       =========       =========
 Diluted                                       $   0.00       $  (0.17)      $   (0.17)      $    0.04
                                               ========       ========       =========       =========

Note 4.   Business Combinations

Phoenix
-------

     In January 2002, Phoenix acquired certain assets of a privately-held company, StorageSoft, Inc. ("StorageSoft"), a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs, pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, Phoenix further expands its next-generation FirstWareTM product line and distribution channels in the "White Box" manufacturing, PC system builder, and corporate markets.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the Consolidated Balance Sheets as of March 31, 2002. The results of operations from the date of acquisitions through March 31, 2002 are included in the accompanying Consolidated Statement of Operations for the three and six months ended March 31, 2002.

     The amounts allocated to Purchased Intangible Assets are being amortized over six years on a straight-line basis. The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Goodwill are not being amortized but will be tested for impairment under certain circumstances, and written-off when impaired.

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The following is a summary of purchased considerations for the acquisition (in millions):

     Form of consideration                      Fair Value
     ---------------------                     ------------
     Cash                                       $      6.9
     505,646 shares of Phoenix common stock            6.0
     Transaction costs                                 0.4
                                               ------------
          Total                                 $     13.3
                                               ============

     The total purchase consideration of approximately $13.3 million was allocated to the fair value of the net assets acquired as follows (in millions):

                                                 Amount
                                               ----------
     Tangible assets                             $  0.8
     Purchased technologies                         7.0
     Goodwill                                       4.9
     Other intangible assets                        0.6
                                               ----------
     Total consideration                         $ 13.3
                                               ==========

     The following unaudited pro forma information shows the results of operations of the Company for the six months ended March 31, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

                                 Six months ended March 31,
                               -----------------------------
                                    2002           2001
                               -------------- --------------
                                (in thousands, except per share
                                            amounts)

     Revenue                     $    61,813    $    67,473
     Net Income (Loss)           $    (4,322)   $     1,199
     Earnings (Loss) per share:
         Basic                   $     (0.17)   $      0.05
         Diluted                 $     (0.17)   $      0.05


inSilicon
---------

     In January 2002, inSilicon issued 324,500 shares of exchangeable preferred stock, valued at $0.8 million, in connection with the earn-out provisions of its merger agreement dated December 2000 with former Xentec employees. This amount has been recorded as goodwill, and is being amortized on straight-line basis over a five-year period.

                            PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5.   Comprehensive Income (Loss)

     Following are the components of comprehensive income (loss):

                                               Three months ended       Six months ended
                                                    March 31,               March 31,
                                             ----------------------  ----------------------
                                                2002        2001        2002        2001
                                             ----------  ----------  ----------  ----------
                                                             (in thousands)
Net income (loss)                             $     14    $ (4,396)   $ (4,210)   $  1,115

Change in accumulated foreign
     currency translation adjustments              (19)        167        (247)       (800)
                                             ----------  ----------  ----------  ----------
Comprehensive income (loss)                   $     (5)   $ (4,229)   $ (4,457)   $    315
                                             ==========  ==========  ==========  ==========

Note 6.   Restructuring and Related Charges and Impairments

     The Company incurred $6.0 million of restructuring related charges and impairment in the first quarter of fiscal 2002, consisting of $5.2 million in restructuring related charges and $0.8 million of impairment of purchased technology. Details of the charges are as follows:

     . In October 2001, in light of continuing global economic downturn and industry trends, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix's expense structure with current market conditions with the objective of returning to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of March 31, 2002, approximately $2.6 million was paid and the remaining $1.3 million is expected to be paid through the second quarter of fiscal 2003.

     . In December 2001, in an effort to align its operating expenses with the anticipated level of future revenues, inSilicon announced and implemented a restructuring program. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of impairment to the net realizable value of previously capitalized software in the Bluetooth product line. As of March 31, 2002, approximately $0.5 million was paid and the remaining $0.1 million is expected to be paid through the end of fiscal 2002. All terminations were completed by December 31, 2001.

          As part of the restructuring program, inSilicon terminated the development of its Bluetooth product line and focus on its core communication products in the first quarter of fiscal 2002. As a result, the net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million. Cash flow calculations are based on management's best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, additional charges for the software may be required, if impaired.

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 7.   Segment Reporting

     As part of the restructuring program announced in October 2001, Phoenix also implemented a re-organization that aligned its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The new organization is structured by function. The Chief Operating Decision Maker assesses the Company's performance by regularly reviewing the operating results for its two reportable segments: Phoenix and inSilicon. The two reportable segments are comprised of the two revenue generating operating segments and were established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), including evaluating the Company's internal reporting structure by the Chief Operating Decision Maker and disclosure of revenues and operating expenses. Results from the three and six months ended March 31, 2001 were reclassified to conform with the fiscal 2002 presentation.

     Phoenix. Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC, Information Appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix's products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

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

     The Company evaluates operating segment performance based on revenue and operating income or loss from operations:

                                    Three months ended       Six months ended
                                         March 31,               March 31,
                                  ----------------------  ----------------------
                                     2002        2001        2002        2001
                                  ----------  ----------  ----------  ----------
                                                  (in thousands)
Revenues:
    Phoenix                        $ 25,381    $ 20,472    $ 50,470    $ 54,192
    inSilicon                         5,195       5,289       9,708      10,344
                                  ----------  ----------  ----------  ----------
Total                              $ 30,576    $ 25,761    $ 60,178    $ 64,536
                                  ==========  ==========  ==========  ==========
Income (loss) from operations:
    Phoenix                        $  1,617    $ (4,607)   $   (693)   $  3,555
    inSilicon                        (1,447)     (3,576)     (5,637)     (4,513)
                                  ----------  ----------  ----------  ----------
Total                              $    170    $ (8,183)   $ (6,330)   $   (958)
                                  ==========  ==========  ==========  ==========

                          PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Company also reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian countries, and Europe:

                                  Three months ended                Six months ended
                                       March 31,                        March 31,
                            -----------------------------    -----------------------------
                                 2002           2001             2002            2001
                            -------------   -------------    -------------   -------------
                                                   (in thousands)
Revenues:
     North America          $      12,455   $       9,684    $      19,360   $      20,065
     Japan                          8,747           4,318           18,494          18,505
     Taiwan                         6,601           6,441           14,059          15,681
     Other Asian Countries            976           2,203            4,077           5,402
     Europe                         1,797           3,115            4,188           4,883
                            -------------   -------------    -------------   -------------
Total                       $      30,576   $      25,761    $      60,178   $      64,536
                            =============   =============    =============   =============

     One customer, Fujitsu, accounted for 14% and 12% of total revenues for the three and six months ended March 31, 2002. Another customer, Sony, accounted for 13% of total revenues for the six months ended March 31, 2001. No other customers accounted for more than 10% of total revenues during theses periods.

Note 8.  Stock Repurchase Program

     In February 2001, the Board of Directors authorized a program to repurchase at market price up to $30 million of outstanding shares of common stock over a Twelve-month period. In the first quarter of fiscal 2002, the Company repurchased approximately 109,000 shares of its common stock at a cost of $1.0 million under the fiscal 2001 program. Also, in fiscal 2001, the Company repurchased approximately 469,000 shares of its common stock at a cost of $5.1 million under the same fiscal 2001 program. The Company did not repurchase any outstanding shares of common stock during the second quarter of fiscal 2002. As of March 31, 2002, the fiscal 2001 program was completed and terminated.

Note 9.  Stock Options Exchange Program

     On December 6, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Members of Phoenix's Board of Directors, employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon were not eligible to participate in this program. Under the program, Company employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that will be granted from the same stock plan. The new options will be three-fourths of the number of shares (split-adjusted) cancelled. Based on the program, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees were accepted and cancelled on January 22, 2002. The new options will be granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options will be equal to the closing price of the Company's common stock on the last market trading day prior to the date of grant. This voluntary exchange program complies with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") and, accordingly, is not expected to result in any compensation charges.

                           PHOENIX TECHNOLOGIES LTD.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 10. Subsequent Event

     On April 9, 2002, the Company held a Special Meeting of its Shareholders at which the Shareholders approved the amendment to the 1999 Stock Plan to increase the number of shares of the Company's common stock reserved for issuance by 950,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q, including without limitation the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to original equipment manufacturers (or "OEM"), and plans to improve and enhance existing products and develop new products.

     Certain information and statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as "could," "expects," "may," "anticipates," "believes," "estimates," "plans," and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, and unexpected natural disasters. For a more detailed discussion of certain risks associated with our business, see the "Business Risks" section in our Annual Report on Form 10-K for the year ended September 30, 2001.

Company Overview

     Phoenix Technologies, Ltd. ("Phoenix") is a global leader in device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices. We provide our products primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC, Information Appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. We also provide training, consulting, maintenance, and engineering services to our customers. Phoenix markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives.

     We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

     Our operations include the following:

     Phoenix. Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to platform and peripheral manufacturers (collectively, "OEMs") that range from large PC, Information Appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix's products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

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

Critical Accounting Policies and Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including but not limited to, our allowance for uncollectible accounts receivable, accruals for royalty revenues, useful lives for property and equipment, goodwill, and intangibles, employee benefits, restructuring and related costs, sales allowances, and taxes. Actual results could differ from those estimates. The operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

     We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training.

     Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up front fee arrangements including services and other elements to be delivered over time for which vendor specific objective evidence of fair value does not exist is recognized ratably over the initial term of the respective agreement. When we provide the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 ("Accounting for Performance of Construction-Type and Certain Production-Type Contracts") which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

     Accrued royalty revenues from OEMs are generally recorded in each period based on estimates of shipments by the OEMs of products containing our software during the period. Revenues from OEMs for upfront, non-refundable royalties are recorded when the above revenue recognition criteria have been met.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Provisions are made for doubtful accounts and estimated sales allowances.

     Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Allowance for doubtful accounts are recorded against general and administrative expenses. At March 31, 2002 and September 30, 2001, these amounts were $1.9 million and $2.4 million, respectively. These estimates are based on historical sales returns, analysis of credit memo data, bad debt write-offs, specific identification of probable bad debts based on collection efforts and other known factors. If economic or specific industry trends worsen beyond our estimates, we would increase the allowances for sales and doubtful accounts through revenue and expense, respectively, as appropriate.

     Prepaid Royalties. Prepaid royalties are reclassified to cost of revenue based on actual usage of the third party licenses. The forecasted usage is reviewed quarterly for net realizable value based on unit projections and historical sales trends to evaluate whether an impairment is required. The portion of the prepaid royalty that is not anticipated to be used within one year is classified as non-current.

     Goodwill and Intangible Assets. At March 31, 2002 and September 30, 2001, we had net goodwill and intangible assets of $20.6 million and $17.1 million, respectively. In assessing the recoverability of our goodwill and intangibles assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

     Restructuring and Related charges. During the first quarter of fiscal year 2002, we recorded a restructuring reserve in connection with a workforce reduction plan. This reserve was based on estimates pertaining to employee separation costs and the settlement of contractual obligations resulting from our actions. Although we do not anticipate significant changes, actual costs may differ from estimates.

     Also in the first quarter of fiscal 2002, inSilicon terminated the development of its Bluetooth product line and focus on its core communication products in fiscal 2002. As a result, current net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million. Cash flow calculations are based on management's best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, additional charges for the software may be required, if impaired.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 142 on October 1, 2002 when our new fiscal year begins. Upon the adoption of SFAS 142, we are required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adoption, the amount of a charge, if any, will not be known until the date of adoption. The unamortized goodwill was $19.2 million and $15.9 million as of March 31, 2002 and September 30, 2001, respectively. The amortization of goodwill was $1.3 million and $2.1 million for the three and six months ended March 31, 2002, respectively.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We expect to adopt SFAS 144 on October 1, 2002 when our new fiscal year begins and does not expect the adoption will have a material effect on our operating results or financial condition.

Business Combinations

Phoenix
-------

     In January 2002, we acquired certain assets of a privately-held company, StorageSoft, Inc. ("StorageSoft"), a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs, pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, we further expand our next-generation FirstWareTM product line and distribution channels in the "White Box" manufacturing, PC system builder, and corporate markets.

     This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business are included in the Consolidated Balance Sheets as of March 31, 2002. The results of operations from the date of acquisitions through March 31, 2002 are included in the accompanying Consolidated Statement of Operations for the three and six months ended March 31, 2002.

     The amounts allocated to Purchased Intangible Assets are being amortized over six years on a straight-line basis. The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Goodwill are not being amortized but will be tested for impairment under certain circumstances, and written-off when impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary of purchased considerations for the acquisition (in millions):

     Form of consideration                            Fair Value
     ---------------------                           ------------
     Cash                                            $        6.9
     505,646 shares of Phoenix common stock                   6.0
     Transaction costs                                        0.4
                                                     ------------
          Total                                      $       13.3
                                                     ============

     The total purchase consideration of approximately $13.3 million was allocated to the fair value of the net assets acquired as follows (in millions):

                                                      Amount
                                                     ---------
     Tangible assets                                 $    0.8
     Purchased technologies                               7.0
     Goodwill                                             4.9
     Other intangible assets                              0.6
                                                     --------
     Total consideration                             $   13.3
                                                     ========

     The following unaudited pro forma information shows the results of our operations for the six months ended March 31, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

                                       Six months ended March 31,
                                     -------------------------------
                                        2002                2001
                                     ----------          -----------
                                     (in thousands, except per share
                                                 amounts)
     Revenue                         $  61,813           $   67,473
     Net Income (Loss)               $  (4,322)          $    1,199
     Earnings (Loss) per share:
          Basic                      $   (0.17)          $     0.05

          Diluted                    $   (0.17)          $     0.05

inSilicon
---------

     In January 2002, inSilicon issued 324,500 shares of exchangeable preferred stock, valued at $0.8 million, in connection with the earn-out provisions of its merger agreement dated December 2000 with former Xentec employees. This amount has been recorded as goodwill, and is being amortized on straight-line basis over a five-year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

     Our products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenues by segment for the three and six months ended March 31, 2002 and 2001 were as follows:

                                                                                    % of Consolidated
                                                  Amount                                 Revenue
                                        ------------------------                -------------------------
                                            2002           2001      % Change       2002         2001
                                        -----------  -----------  ------------  ------------  -----------
Three months ended March 31:                  (in thousands)
Phoenix                                 $   25,381   $   20,472      24.0%              83.0%        79.5%
inSilicon                                    5,195        5,289      -1.8%              17.0%        20.5%
                                        ----------   ----------                 ------------  -----------
Total revenues                          $   30,576   $   25,761      18.7%             100.0%       100.0%
                                        ==========   ==========                 ============  ===========

Six months ended March 31:

Phoenix                                 $   50,470   $   54,192      -6.9%              83.9%        84.0%
inSilicon                                    9,708       10,344      -6.1%              16.1%        16.0%
                                        ----------   ----------                 ------------  -----------
Total revenues                          $   60,178   $   64,536      -6.8%             100.0%       100.0%
                                        ==========   ==========                 ============  ===========

     Total revenues in the second quarter of fiscal 2002 increased by 18.7% from the comparable period in fiscal 2001 mainly due to improved revenues from Phoenix. Total revenues for the first six months of fiscal 2002 decreased by 6.8% from the comparable period in fiscal 2001 primarily as a result of a strong first quarter of fiscal 2001 and continued softness in the PC market which started in the second quarter of fiscal 2001.

     Phoenix revenues in the second quarter of fiscal 2002 increased by 24.0% from the comparable period in fiscal 2001 mainly due to increased revenue from notebook and server platforms. Phoenix revenues for the first six months of fiscal 2002 decreased by 6.9% from the comparable period in fiscal 2001, mainly due to a decrease in most product categories and all regions except for Europe. This is the result of a strong first quarter of fiscal 2001 in the notebook platform products.

     inSilicon revenues in the second quarter of fiscal 2002 remained flat from the comparable period in fiscal 2001. inSilicon revenues for the first six months of fiscal 2002 declined by 6.1% from the comparable period in fiscal 2001, due primarily to cautious purchasing behavior of its customers, particularly during the first quarter of fiscal 2002 as compared to the comparable period in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues by geographic region for the three and six months ended March 31, 2002 and 2001, were as follows:

                                                                                    % of Consolidated
                                                  Amount                                  Revenue
                                         --------------------------                ------------------------
                                            2002             2001      % Change       2002          2001
                                         ----------        --------    ---------   ----------    ----------
Three months ended March 31:                   (in thousands)
North America                            $  12,455         $  9,684       28.6%       40.7%         37.5%
Japan                                        8,747            4,318      102.6%       28.6%         16.8%
Taiwan                                       6,601            6,441        2.5%       21.6%         25.0%
Other Asian Countries                          976            2,203      -55.7%        3.2%          8.6%
Europe                                       1,797            3,115      -42.3%        5.9%         12.1%
                                         ---------         --------                -------       -------
Total revenues                           $  30,576         $ 25,761       18.7%      100.0%        100.0%
                                         =========         ========                =======       =======

Six months ended March 31:

North America                            $  19,360         $ 20,065       -3.5%       32.1%         31.0%
Japan                                       18,494           18,505       -0.1%       30.7%         28.7%
Taiwan                                      14,059           15,681      -10.3%       23.4%         24.3%
Other Asian Countries                        4,077            5,402      -24.5%        6.8%          8.4%
Europe                                       4,188            4,883      -14.2%        7.0%          7.6%
                                         ---------         --------                -------       -------
Total revenues                           $  60,178         $ 64,536       -6.8%      100.0%        100.0%
                                         =========         ========                =======       =======

     Revenues from North America, Japan and Taiwan increased by 28.6%, 102.6% and 2.5%, respectively, due to increased sales in the notebook and server platforms in the second quarter of fiscal 2002, as compared to the comparable period in fiscal 2001. Compared to the same period a year ago, revenues in the second quarter of fiscal 2002 for Other Asian Countries and Europe declined by 55.7% and 42.3%, respectively. The decrease was due to a slower economy particularly in Korea, China and Europe.

     Compared to the same period a year ago, revenues in the first six months of fiscal 2002 declined by 6.8%. The decrease was due primarily to the continued economic slowdown in the global economy that began in the second quarter of fiscal 2001, which had a significant impact on the PC market, especially in Taiwan, Other Asian Countries, and Europe.

     We recorded $5.5 million of revenues from OEM customers relating to volume royalty license agreements in the second quarter of fiscal 2002 compared to $5.7 million in the same quarter in fiscal 2001 and $10.7 million in the first quarter of fiscal 2002. These agreements were non refundable and payable within normal terms. If a customer decides not to enter into a volume royalty license agreement in a future quarter, there could be a quarter in which revenue would be delayed from that customer until they reported shipments.

     We accrued $5.4 million of royalty revenues from our OEM customers in the second fiscal quarter of 2002 compared with $3.6 million in the same period in fiscal 2001. This increase is due primarily to higher revenue estimates from certain customers in the Japan and North America regions. We have processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM customers, utilizing historical experience, evaluating estimates based on the cyclical patterns, and other relevant current information. Although Management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the second quarter of fiscal 2002, we entered into multiple agreements with VeriSign, Inc. to license and sell each party's respective security products and to provide each party's respective maintenance and support services, and to receive certain outsourced data hosting services from VeriSign. Revenue from this arrangement is recorded for products and services sold to VeriSign net of products and services purchased from VeriSign. Our net revenue from the arrangement was approximately $2.2 million, of which approximately $0.4 million was recognized in the second quarter of fiscal 2002. The remaining net revenues are to be recognized ratably through the first quarter of fiscal 2003.

     One customer, Fujitsu, accounted for 14% and 12% of total revenues for the three and six months ended March 31, 2002. Another customer, Sony, accounted for 13% of total revenues for the six months ended March 31, 2001. No other customers accounted for more than 10% of total revenues during theses periods.

Gross Margin

     Gross margin as a percentage of revenues for the three months ended March 31, 2002 increased to 86.5% from 81.4% in the comparable period of fiscal 2001. The increase was due to higher revenues from license fees and lower non-recurring engineering service costs. Included in the cost of revenues was $1.6 million and $0.3 million of amortization of purchased technologies from business combinations for the three months ended March 31, 2002 and 2001, respectively. Excluding the amortization of purchased technologies, gross margin as a percentage of revenues for the three months ended March 31, 2002 increased to 91.6% from 82.6% in the comparable period of fiscal 2001.

     Gross margin as a percentage of revenues for the six months ended March 31, 2002 decreased to 84.6% from 85.8% in the comparable period of fiscal 2001. The decrease was due to lower revenues, increased amortization of purchase technology, restructuring related impairment of capitalized software, and lower margins on inSilicon product sales. Included in the cost of revenues was $2.5 million and $0.6 million of amortization of purchased technologies from business combinations for the six months ended March 31, 2002 and 2001, respectively. Also included in the cost of revenues for the six months ended March 31, 2002 was a $0.8 million restructuring related write-down of capitalized software to its net realizable value by inSilicon. Excluding the amortization of purchased technologies and write-down of purchased technologies, gross margin as a percentage of revenues for the six months ended March 31, 2002 increased to 90.2% from 86.8% in the comparable period of fiscal 2001.

Research and Development Expenses

     Research and development expenses were $8.8 million and $11.5 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 28.7% and 44.7%, respectively. For the six months ended March 31, 2002 and 2001, research and development expenses were $17.8 million and $22.4 million, respectively. As a percentage of revenues, these expenses represented 29.6% and 34.8%, respectively. The decrease in research and development expenses was due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002, re-allocation of resources to sales support functions, implementation of a more disciplined market driven product development process, offset by additional personnel from the StorageSoft acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing Expenses

     Sales and marketing expenses were $10.1 million and $10.0 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 33.2% and 38.9%, respectively. For the six months ended March 31, 2002 and 2001, sales and marketing expenses were $19.5 million and $19.8 million, respectively. As a percentage of revenues, these expenses represented 32.5% and 30.7%, respectively. Sales and marketing expenses were relatively flat as a result of workforce reduction programs and disciplines in discretionary spending, offset by re-distribution of resources to enhance sales and marketing functions to be more customer-focused and additional personnel from the StorageSoft acquisition.

General and Administrative Expenses

     General and administrative expenses were $5.5 million and $6.4 million for the three months ended March 31, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 18.0% and 24.6%, respectively. For the six months ended March 31, 2002 and 2001, general and administrative expenses were $11.5 million and $11.8 million, respectively. As a percentage of revenues, these expenses represented 19.1% and 18.3%, respectively. The decrease in general and administrative expenditures was due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002 and discipline in discretionary spending.

Amortization Expenses

     Amortization of goodwill and acquired intangible assets were $1.4 million and $1.1 million for the three months ended December 31, 2001 and 2000, respectively. For the six months ended March 31, 2002 and 2001, amortization of goodwill and acquired intangible assets was $2.5 million and $1.6 million, respectively. The increase was due primarily to the business combinations completed since February 2001. Beginning in fiscal year 2003, amortization of intangible assets will be impacted by our adoption of SFAS No. 142 (See "New Accounting Pronouncements").

Stock-Based Compensation

     Stock-based compensation was $0.5 million and $0.2 million for the three months ended March 31, 2002 and 2001, respectively. For the six months ended March 31, 2002 and 2001, stock-based compensation was $0.7 million and $0.6 million, respectively. Charges in these periods were primarily due to the amortization of granting of options to purchase Phoenix and inSilicon stock at exercise prices less than the fair market value on the measurement date.

Restructuring and Related Charges

     We incurred $6.0 million of restructuring related charges and impairments in the first quarter of fiscal 2002, consisting of $5.2 million in restructuring related charges and $0.8 million of impairment of purchased technology. Details of the charges are as follows:

     . In October 2001, in light of continuing global economic downturn and industry trends, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix's expense structure with current market conditions to return to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of March 31, 2002, approximately $2.6 million was paid and the remaining $1.3 million is expected to be paid through the second quarter of fiscal 2003. As a result of the restructuring program announced in October 2001, we expect pretax savings of $10.0 million on an annualized basis starting from the second quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     . In December 2001, in an effort to align its operating expenses with the anticipated level of future revenues, inSilicon announced and implemented a restructuring program. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of impairment to the net realizable value of previously capitalized software in the Bluetooth product line. As of March 31, 2002, approximately $0.5 million was paid and the remaining $0.1 million is expected to be paid through the end of fiscal 2002. All terminations were completed by December 31, 2001. inSilicon anticipated annualized cost savings of approximately $2.8 million at the date this restructuring program was announced.

          As part of the restructuring program, inSilicon terminated the development of its Bluetooth product line and focus on its core communication products in the first quarter of fiscal 2002. As a result, the net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million. Cash flow calculations are based on management's best estimates, using appropriate assumptions regarding projections of future product revenue and related expenses, among other factors. If these estimates or the facts underlying the related assumptions change in the future, additional charges for the software may be required, if impaired.

Interest and Other Income, Net

     Interest and other income, net, were $nil and $0.7 million for the three months ended March 31, 2002 and 2001, respectively. For the six month ended March 31, 2002 and 2001, interest and other income, net, were $0.4 million and $1.3 million, respectively. The decline was primarily due to lower yields from decreased interest rates and lower cash and short-term investment balance due to the funding of the stock repurchase program and acquisition in fiscal 2002, partly offset by disposition of fixed assets.

Provision for Income Taxes

     We recorded income tax provisions of $0.6 million and $0.1 million for the three and six months ended March 31, 2002, respectively, as compared to an income tax benefit of $2.4 million and income tax provision of $nil in the comparable periods in fiscal 2001. The income tax provision for the second quarter of fiscal 2002 differs from the expected provision at a statutory rate primarily due to an increase in the valuation allowance related to inSilicon's deferred tax assets and acquisition related expenses that are not deductible for tax purposes, offset by the benefit of current year tax credits. The income tax provision for the second quarter of 2001 differed from the expected provision at a statutory rate primarily due to various federal and state tax credits and lower tax rates imposed on earnings in certain foreign jurisdictions.

     On a legal entity basis, Phoenix recorded an income tax provision of $0.5 million and an income tax benefit of $0.2 million for the three and six months ended March 31, 2002, respectively, to reflect its anticipated effective tax rate for the year. inSilicon recorded a tax provision of $0.1 million and $0.3 million for the three and six months ended March 31, 2002, respectively, related primarily to foreign withholding taxes paid or accrued in relation to sales to Asia that are not anticipated to be utilized in the U.S. tax return. inSilicon is not expected to be consolidated for Federal income tax purposes, as Phoenix expects to own less than 80% of inSilicon's outstanding voting stock during 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     At March 31, 2002, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $53.5 million, of which $27.5 million was owned by inSilicon. We presently have no lending arrangement with banks or other potential creditors. The primary sources of cash during the six months of fiscal 2002 were proceeds from issuance of stock under various stock plans of $3.0 million. The primary uses of cash for the same period were $3.9 million from operating activities, $7.4 million to fund the StorageSoft acquisition, $1.0 million for the repurchase of common stock, and $2.4 million for the purchase of property, equipment and computer software. The primary sources of cash during the first six months of fiscal 2001 were $8.7 million from operating activities and proceeds from issuance of stock under multiple stock plans of $6.3 million. The primary uses of cash during the first six months of fiscal 2001 were $23.4 million for funding various acquisitions, $18.8 million for the repurchase of common stock and warrants, and $5.3 million for the purchase of property, equipment and computer software.

     We believe that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Stock Options Exchange Program

     On December 6, 2001, we announced a voluntary stock option exchange program for our eligible employees. Members of Phoenix's Board of Directors, employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon were not eligible to participate in this program. Under the program, our employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that will be granted from the same stock plan. The new options will be three-fourths of the number of shares (split-adjusted) cancelled. Based on the program, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees were accepted and cancelled on January 22, 2002. The new options will be granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options will be equal to the closing price of our common stock on the last market trading day prior to the date of grant. This voluntary exchange program complies with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") and, accordingly, is not expected to result in any compensation charges.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Protection of Intellectual Property

     We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. On a worldwide basis, we have been issued forty-six patents with respect to our current product offerings and have one hundred and ninety-six patent applications pending with respect to certain products we market. We maintain an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

     There can be no assurance that a third party will not assert that our patents or other proprietary rights are violated by products offered by us. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, can trigger indemnity obligations owed by us to third parties, and may have an adverse effect on our business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us, or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

Importance of Microsoft and Intel

     For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. These leading software and semiconductor companies, in their endeavors to add value, incorporate features or functions provided by us either in the silicon or in the operating system. Therefore, we must continuously create new features and functions to sustain, as well as increase, our software's added value to OEMs. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

     Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified engineering, sales, marketing, and finance personnel. Semiconductors IP and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all lines of businesses. Accordingly, failure to attract, retain and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. We might not be able to execute our business plan if we were to lose the services of any of our key personnel. Some of our executives and key employees joined Phoenix only recently and have had only a limited time to work together. Our management team might not be able to work effectively together or with the rest of our employees to develop our technology and manage our continuing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dependence on Key Customers; Concentration of Credit Risk

     The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added reseller, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results could be adversely affected. We maintain estimated accruals and allowances for such exposures. As of March 31, 2002, our largest receivable from any one customer represented approximately 16% of total accounts receivable.

Competition

     The market for our BIOS products is very competitive, resulting in downward pricing pressure. In marketing our BIOS products, we compete primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than ours. These companies include Acer Incorporated, Hewlett-Packard Company,Dell Computer Corporation, IBM Corporation, and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately held companies to Acer Softech, Inc., a division of Acer Laboratories, Inc., a major Taiwan chip and motherboard supplier. There can be no assurance that we will continue to compete successfully with our current competitors or potential new competitors. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations or financial condition.

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

International Sales and Activities

        Revenues derived from the international operations of our BIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, Hungary, Japan, Korea, Taiwan, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

        The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by us or our competitors, changes in our or our competitors' product mix or product direction, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to it specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable

ITEM 2.   CHANGES IN SECURITIES

          (a)  Not applicable
          (b)  Not applicable
          (c) During the second quarter of fiscal 2002, the Company issued an aggregate of 505,646 shares of its common stock to StorageSoft, Inc. pursuant to an asset acquisition agreement whereby the Company acquired substantially all of the assets of StorageSoft. The shares were issued to StorageSoft pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The sale was made without any general solicitation or advertising. In connection with the sale, StorageSoft represented that it was an accredited investor. StorageSoft subsequently distributed the shares to its stockholders in a transaction exempt from registration under the Securities Act. The Company did not receive any proceeds from the distribution of the shares by StorageSoft, and will not receive any proceeds from any subsequent sale of the shares.
          (d)  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held an Annual Meeting of its Stockholders on February 5, 2002, at which the following occurred:

        ELECTION OF TWO CLASS 3 DIRECTORS TO THE BOARD OF DIRECTORS OF THE
        COMPANY: The stockholders elected Albert E. Sisto and Edmund P. Jensen as Class 3 Directors. The vote on the matter was as follows:

                    Albert E. Sisto
                       FOR               20,946,057
                       WITHHOLD           2,787,482

                    Edmund P. Jensen
                       FOR               23,078,605
                       WITHHOLD             654,934

        The following individuals continue their term as directors:

                    Taher Elgamal
                    George C. Huang
                    Anthony P. Morris
                    Anthony Sun

        APPROVAL OF THE AMENDMENT TO THE COMPANY'S 1999 STOCK PLAN: The stockholders was against the amendment to the 1999 Stock Plan to increase the number of shares of the Company's common stock ("Common Stock") reserved for issuance thereunder by 1,800,000 shares. The vote on the matter was as follows:

                    FOR                   7,396,679
                    AGAINST               8,487,534

PART II.  OTHER INFORMATION

                   ABSTAIN             488,766
                   No Vote           7,360,560

         APPROVAL OF THE AMENDMENT TO THE 1999 DIRECTOR OPTION PLAN: The stockholders approved the amendment to the Company's 1999 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 90,000 shares. The vote on the matter was as follows:

                   FOR              12,820,585
                   AGAINST           3,067,524
                   ABSTAIN             484,870
                   No Vote           7,360,560

         APPROVAL OF THE ADOPTION OF THE 2001 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the adoption of the Company's 2001 Employee Stock Purchase Plan and the reservation of 200,000 shares of Common Stock for issuance thereunder. The vote on the matter was as follows:

                   FOR              14,833,463
                   AGAINST             748,321
                   ABSTAIN             791,195
                   No Vote           7,360,560

         RATIFICATION OF THE SELECTION BY THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY'S INDEPENDENT AUDITORS: The stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the 2002 fiscal year. The vote on the matter was as follows:

                   FOR              23,613,926
                   AGAINST             103,897
                   ABSTAIN              15,716

ITEM 5.   OTHER INFORMATION
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          (a)  Exhibits
               10.1  1999 Stock Plan, as amended on April 9, 2002
               10.2  2001 Employee Stock Purchase Plan

          (b)  Reports on Form 8-K

               The Company filed one report on Form 8-K during the quarter ended March 31, 2002. Information regarding the items reported on is as follows:

               Date                  Item Reported On
               ----                  ----------------
               January 17, 2002      The Company announced the completion of the
                                     acquisition of StorageSoft, Inc. and
                                     financial results from the first quarter of fiscal 2002.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PHOENIX TECHNOLOGIES LTD.

Date: May 14, 2002
      ------------

                                          By: /s/ JOHN M. GREELEY
                                              -------------------
                                          John M. Greeley
                                          Senior Vice President, Finance and
                                          Chief Financial Officer