Form 10-Q
period 2002-06-30
PHOENIX TECHNOLOGIES LTD
filed 2002-08-05
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(408) 570-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒         NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001	26,224,488
Class	Number of Shares Outstanding at June 30, 2002

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,206	$62,084
Short-term investments	11,787	2,950
Accounts receivable, net of allowances of $2,176 and $2,374 at June 30, 2002 and September 30, 2001, respectively	27,637	21,527
Prepaid royalties and maintenance	2,312	1,443
Deferred income taxes	5,186	5,186
Other current assets	5,379	6,572

Total current assets	98,507	99,762

Property and equipment, net	9,629	10,793
Computer software costs, net	19,942	17,602
Goodwill and intangible assets, net	19,645	17,104
Deferred income taxes	8,743	8,743
Prepaid royalties	8,041	4,180
Other assets	2,280	2,427

Total assets	$166,787	$160,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,483	$2,949
Accrued compensation and related liabilities	9,991	9,918
Deferred revenue	7,881	5,088
Accrued acquisition costs	—	1,802
Income taxes payable	1,473	3,201
Other accrued liabilities	5,243	4,378

Total current liabilities	26,071	27,336

Long-term obligations	1,126	638

Total liabilities	27,197	27,974

Minority interest	12,296	12,941

Stockholders’ equity:
Preferred stock, $.10 par value, 500 shares authorized, none issued	—	—
Common stock, $.001 par value, 60,000 shares authorized, 31,208 and 30,114 shares issued, 26,224 and 25,239 shares outstanding at June 30, 2002 and September 30, 2001, respectively	31	30
Additional paid-in capital	177,299	165,396
Retained earnings	32,244	35,888
Accumulated other comprehensive income (loss)	(1,534)	(1,878)
Less: Cost of treasury stock (4,984 and 4,875 shares at June 30, 2002 and September 30, 2001, respectively)	(80,746)	(79,740)

Total stockholders’ equity	127,294	119,696

Total liabilities and stockholders’ equity	$166,787	$160,611

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
Revenues:
License fees	$28,334	$27,129	$81,142	$82,429
Services	3,517	4,605	10,887	13,841

Total revenues	31,851	31,734	92,029	96,270

Cost of revenues:
License fees	1,621	1,324	4,485	2,460
Services	1,554	3,982	4,791	11,372
Amortization of purchased technology	1,392	747	3,723	1,380
Restructuring related write-down and impairment of capitalized software	325	—	1,172	—

Total cost of revenues	4,892	6,053	14,171	15,212

Gross Margin	26,959	25,681	77,858	81,058
Operating expenses:
Research and development	8,899	11,886	26,737	34,324
Sales and marketing	10,330	8,894	29,875	28,680
General and administrative	5,890	5,902	17,390	17,719
Amortization of goodwill and acquired intangible assets	973	1,689	3,495	3,358
Stock-based compensation	8	379	690	1,004
Restructuring and related charges	—	1,525	5,142	1,525

Total operating expenses	26,100	30,275	83,329	86,610

Income (loss) from operations	859	(4,594)	(5,471)	(5,552)

Interest and other income, net	149	981	394	2,316
Gain on investment	—	223	161	223
Minority interest	846	706	2,615	1,475

Income (loss) before income taxes	1,854	(2,684)	(2,301)	(1,538)
Income tax expense (credit)	1,288	(996)	1,343	(964)

Net Income (loss)	$566	$(1,688)	$(3,644)	$(574)

Earnings (loss) per share:
Basic	$0.02	$(0.07)	$(0.14)	$(0.02)
Diluted	$0.02	$(0.07)	$(0.14)	$(0.02)
Shares used in earnings (loss) per share calculation:
Basic	26,097	25,098	25,702	25,162
Diluted	26,817	25,098	25,702	25,162

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,644)	$(574)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	11,503	9,189
Stock-based compensation	690	1,004
Loss on disposal of property and equipment	286	—
Restructuring related write-down and impairment of purchased technologies and other assets	1,834	—
Minority interest	(2,615)	(1,475)
Deferred income tax	—	(1,078)
Change in operating assets and liabilities:
Accounts receivable	(5,100)	11,861
Other assets	(144)	(1,353)
Prepaid royalties and maintenance	(4,943)	(2,694)
Accounts payable	(1,523)	545
Accrued compensation and related liabilities	449	(1,712)
Other accrued liabilities	(330)	(1,079)
Deferred revenue	2,343	(302)
Income taxes	(490)	(5,476)

Net cash provided by (used in) operating activities	(1,684)	6,856

Cash flows from investing activities:
Proceeds from sale of short-term investments	92,108	297,851
Purchases for short-term investments	(100,621)	(288,875)
Purchases of property and equipment	(3,078)	(3,605)
Addition of computer software	(604)	(2,904)
Acquisition of businesses, net of cash acquired	(7,353)	(24,779)

Net cash used in investing activities	(19,548)	(22,312)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	6,016	8,008
Repurchase of common stock	(1,006)	(19,384)
Repayment of long-term obligations	—	(1,139)

Net cash provided by (used in) financing activities	5,010	(15,415)

Effect of exchange rate changes on cash and cash equivalents	344	(1,472)

Net decrease in cash and cash equivalents	(15,878)	(32,343)
Cash and cash equivalents at beginning of period	62,084	55,017

Cash and cash equivalents at end of period	$46,206	$22,674

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices. Phoenix provides its products primarily to platform and peripheral manufacturers (collectively, “OEMs”) that range from large PC, information appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. The Company markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives. The Company has two business units, Phoenix and inSilicon Corporation (“inSilicon”), a majority-owned subsidiary.

The Company believes that its products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2002 and for the three and nine months ended June 30, 2002 and 2001 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company’s financial position, results of operations, and cash flows for the interim periods presented.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including but not limited to, a) allowance for uncollectible accounts receivable; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs, sales allowances and taxes; and d) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

could differ from those estimates. The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

Revenue Recognition

The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up front fee arrangements including services and other elements to be delivered over time for which vendor specific objective evidence of fair value does not exist is recognized ratably over the initial term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 (“Accounting for Performance of Construction-Type and Certain Production-Type Contracts”) which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

Revenues from OEMs for initial, non-refundable royalties relating to volume royalty license agreements are recorded when the above revenue recognition criteria have been met.

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

Reclassification

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. The Company included outstanding options in the diluted earings per share computation for the three months ended June 30, 2002. However, for the nine months ended June 30, 2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. Since any potential impairment charge upon adoption is dependent on the fair value of the Company on the date of adoption, the amount of a charge, if any, will not be known until the date of adoption. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. The unamortized goodwill was $18.4 million and $15.9 million as of June 30, 2002 and September 30, 2001, respectively. The amortization of goodwill was $1.0 million and $3.2 million for the three and nine months ended June 30, 2002, respectively.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company expects to adopt SFAS 144 on October 1, 2002 when its new fiscal year begins and does not expect the adoption will have a material effect on the Company’s operating results or financial condition.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3.    Earnings (Loss) per Share

The following table presents the calculations of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net income (loss)	$566	$(1,688)	$(3,644)	$(574)

Weighted average common shares outstanding	26,097	25,098	25,702	25,162
Effect of dilutive securities (using the treasury stock method):
Stock options	720	—	—	—

Total dilutive securities	720	—	—	—

Weighted average diluted common and equivalent shares outstanding	26,817	25,098	25,702	25,162

Earnings (loss) per share:
Basic	$0.02	$(0.07)	$(0.14)	$(0.02)

Diluted	$0.02	$(0.07)	$(0.14)	$(0.02)

Note 4.    Business Combinations

In January 2002, Phoenix acquired certain assets of a privately-held company, StorageSoft, Inc. (“StorageSoft”), a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs, pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, Phoenix further expands its next-generation FirstWareTM product line and distribution channels in the generic PC (or “White Box”) manufacturing and PC system builder markets.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets as of June 30, 2002. The results of operations from the date of acquisitions through June 30, 2002 were included in the accompanying Consolidated Statement of Operations for the three and nine months ended June 30, 2002.

The amounts allocated to Purchased Intangible Assets are being amortized over six years on a straight-line basis. The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Goodwill are not being amortized but will be tested for impairment under certain circumstances, as required by SFAS 142, and written-off when, and if, impaired.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following is a summary of purchased considerations for the acquisition (in thousands):

Form of consideration	Fair Value
Cash	$6,906
506 shares of Phoenix common stock	6,000
Transaction costs	447

Total	$13,353

The total purchase consideration of approximately $13,353 was allocated to the fair value of the net assets acquired as follows (in thousands):

Amount
Net tangible assets	$745
Purchased technologies	7,000
Goodwill	4,978
Other intangible assets	630

Total consideration	$13,353

The following unaudited pro forma information shows the results of operations of the Company for the nine months ended June 30, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

	Nine months ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$93,664	$100,747
Net Income (Loss)	$(3,756)	$(720)
Earnings (Loss) per share:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5.    Comprehensive Income (Loss)

Following are the components of comprehensive income (loss):

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net income (loss)	$566	$(1,688)	$(3,644)	$(574)
Change in accumulated foreign currency translation adjustments	591	(672)	344	(1,472)

Comprehensive income (loss)	$1,157	$(2,360)	$(3,300)	$(2,046)

Note 6.    Restructuring and Asset Impairment Charges

The Company incurred $6.0 million of restructuring related and impairment charges in the three months ended December 31, 2001, consisting of $5.2 million in restructuring related charges and $0.8 million of impairment of purchased technology. Details of the charges are as follows:

•
In October 2001, the Phoenix segment announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix’s expense structure with current market conditions with the objective of returning to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of June 30, 2002, approximately $3.0 million was paid and the remaining $0.9 million is expected to be paid through the second quarter of fiscal 2003.

•
In December 2001, the inSilicon segment announced and implemented a restructuring program. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of impairment to the net realizable value of previously capitalized software in the Bluetooth product line. All terminations were completed by December 31, 2001. All liabilities were paid off as of June 30, 2002.

As part of the restructuring program, inSilicon terminated the development of its Bluetooth product line in the first quarter of fiscal 2002 to focus on its core communication products. As a result, the net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million.

Additionally, during the quarter ended June 30, 2002, inSilicon recorded an impairment charge of $0.3 million related to the Bluetooth product line to adjust its carrying value to the estimated net realizable value of $50,000. The estimated net realizable value at June 30, 2002 was based upon present estimates of future revenue for the six months ending December 31, 2002, net of estimated selling costs.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of six months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Note 7.    Segment Reporting

As part of the restructuring program announced in October 2001, Phoenix also implemented a re-organization that aligned its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The new organization is structured by function. The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results for its two reportable segments: Phoenix and inSilicon. The two reportable segments are comprised of the two revenue generating operating segments and were established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the Chief Operating Decision Maker and disclosure of revenues and operating expenses. Results from the three and nine months ended June 30, 2001 were reclassified to conform to the fiscal 2002 presentation.

Phoenix.    Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to systems and peripheral manufacturers (collectively, “OEMs”) that range from large PC, Information Appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix’s products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company evaluates operating segment performance based on revenue and operating income or loss from operations:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
Phoenix	$27,269	$26,693	$77,739	$80,886
inSilicon	4,582	5,041	14,290	15,384

Total	$31,851	$31,734	$92,029	$96,270

Income (loss) from operations:
Phoenix	$3,372	$(1,426)	$2,815	$3,997
inSilicon	(2,513)	(3,168)	(8,286)	(9,549)

Total	$859	$(4,594)	$(5,471)	$(5,552)

The Company also reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian Countries, and Europe:

	Three months ended June 30,		Nine months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenues:
North America	$8,458	$8,865	$27,818	$28,930
Japan	13,572	16,030	32,066	34,535
Taiwan	5,890	1,868	19,949	17,550
Other Asian Countries	1,788	2,641	5,865	8,042
Europe	2,143	2,330	6,331	7,213

Total	$31,851	$31,734	$92,029	$96,270

One customer, Sony, accounted for 20% of total revenues for the three months ended June 30, 2002. Another customer, Fujitsu, accounted for 11% of total revenues for the nine months ended June 30, 2002. Sony and Fujitsu also accounted for 19% and 12%, respectively, of total revenues for the three months ended June 30, 2001. Sony accounted for 15% of total revenues for the nine months ended June 30, 2001. No other customers accounted for more than 10% of total revenues during theses periods.

Note 8.    Stock Options Exchange Program

On December 6, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Members of Phoenix’s Board of Directors, employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon were not eligible to participate in this program. Under the program, Company employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that will be granted from the same stock plan. The new options will be three-fourths of the number of shares (split-adjusted)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cancelled. Based on the program, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees with exercise prices from $9.15 to $28.56 were accepted and cancelled on January 22, 2002. The new options will be granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options will be equal to the closing price of the Company’s common stock on the last market trading day prior to the date of grant. This voluntary exchange program complies with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) and, accordingly, is not expected to result in any compensation charges.

Note 9.    Subsequent Events

Disposition of a Segment

On July 23, 2002, the Company announced that it entered into an agreement to tender its shares in inSilicon to Synopsys, Inc. (“or Synopsys”). Under the terms of the cash tender offer agreement with Synopsys, the Company will tender and sell 10,450,010 shares, or 100% of its stake in inSilicon for $4.05 per share. The transaction is subject to certain conditions, including antitrust clearance and other customary conditions. Phoenix expects to record a gain on the sale of its shares of inSilicon.

Stock Option Plan

On July 23, 2002, the Board of Directors approved the amendment to the 1997 Nonstatutory Stock Option Plan to increase the number of shares of the Company’s common stock reserved for issuance by approximately 808,000 shares. Members of Phoenix’s Board of Directors and employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, are not eligible to participate in this plan.

Stock Option Exchange Program

On July 23, 2002, in connection with the voluntary stock option exchange program announced in December 2001, the Company granted options to purchase 148,025 shares of the Company’s common stock under the 1999 Stock Plan with exercise price of $7.76 per share. (See Note 8).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to original equipment manufacturers (or “OEM”), and plans to improve and enhance existing products and develop new products.

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying pattern, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, and unexpected natural disasters. For a more detailed discussion of certain risks associated with our business, see the “Business Risks” section in our Annual Report on Form 10-K for the year ended September 30, 2001.

Company Overview

Phoenix Technologies, Ltd. (“Phoenix”) is a global leader in device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices. We provide our products primarily to platform and peripheral manufacturers (collectively, “OEMs”) that range from large PC, information appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. We also provide training, consulting, maintenance, and engineering services to our customers. Phoenix markets and licenses its products and services through a direct sales force as well as through regional distributors and sales representatives.

We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

Our operations include the following:

Phoenix.    Provides leading device-enabling and management software solutions for Personal Computers (PCs) and connected digital devices primarily to systems and peripheral manufacturers (collectively, “OEMs”) that range from large PC, information appliance manufacturers, and digital trust service providers to small system integrators and value-added resellers. Phoenix also provides training, consulting, maintenance, and engineering services to its customers. Phoenix’s products and services enable customers who specify, develop, and manufacture PCs, information appliances, and semiconductors to bring leading-edge products to market more quickly while reducing their costs, providing high value-added features to their customers and, hence, increasing their competitiveness.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including but not limited to, a) allowance for uncollectible accounts receivable; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs, sales allowances and taxes; and d) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002, or for any other future period.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.    Phoenix licenses software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training. Our products are incorporated into the products of our OEM customers.

Royalty revenues from OEMs are generally recognized in each period based on estimated shipments made by the OEMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs approximately 45 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM customers, utilizing historical experience and other relevant current information. We accrued $6.2 million of royalty revenues from our OEM customers in the third fiscal quarter of 2002 compared with $7.0 million in the same period in fiscal 2001. This decrease is due primarily to lower revenue estimates from certain customers in the Japan region. Although Management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues from OEMs for initial, non-refundable royalties relating to volume royalty license agreements are recorded when all revenue recognition criteria have been met. We recorded $10.8 million of revenues from OEM customers relating to volume royalty license agreements in the third quarter of fiscal 2002 compared to $10.4 million in the same quarter in fiscal 2001. These agreements were non refundable. If there is a change in the customer’s buying pattern in a future quarter, there could be a quarter in which revenue is lower from the customer.

Prepaid Royalties.    In order to minimize long-term cost of revenue, we entered into agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of our products. Prepaid royalties are recorded as assets upon acquisition and are charged to cost of revenue based on actual usage of the third party licenses. The forecasted usage is reviewed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

quarterly to assess for net realizable value based on unit projections and historical sales trends to evaluate whether any impairment is required. We believe that the accounting estimate related to the unit projections is a “critical accounting estimate” because (i) Management’s assumptions about future sales prices and future sales volume require significant judgment as actual sales prices and volumes have fluctuated in the past and are expected to continue to do so, (ii) these prepaid third party licenses relate to new product offerings where we have limited historical experience, (iii) a significant portion is expected to be utilized over several years and (iv) the significance of carrying value of the assets reported on our balance sheet. At June 30, 2002 and September 30, 2001, prepaid royalty for third party licenses amounted to $10.4 million and $5.6 million, respectively.

In estimating future sales, we use our internal projections and anticipated market forecasts. We develop our projections for new products based on planned timing of new product launches, anticipated customer acceptance of the new products and future market conditions. If these estimates or related assumptions change in the future or the actual usage of the third party licenses is lower than our current projections, an impairment may be required.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Allowance for doubtful accounts are recorded in general and administrative expenses. At June 30, 2002 and September 30, 2001, these amounts were $2.2 million and $2.4 million, respectively. These estimates are based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Goodwill and Intangible Assets.    At June 30, 2002 and September 30, 2001, we had net goodwill and intangible assets of $19.6 million and $17.1 million, respectively. In assessing the recoverability of our goodwill and intangibles assets, we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Business Combinations

In January 2002, we acquired certain assets of a privately-held company, StorageSoft, Inc. (“StorageSoft”), a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs, pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, we further expand our next-generation FirstWareTM product line and distribution channels in the generic PC (or “White Box”) manufacturing and PC system builder markets.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets as of March 31, 2002. The results of operations from the date of acquisitions through June 30, 2002 were included in the accompanying Consolidated Statement of Operations for the three and nine months ended June 30, 2002.

The amounts allocated to Purchased Intangible Assets are being amortized over six years on a straight-line basis. The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Goodwill are not being amortized but will be tested for impairment under certain circumstances as required by SFAS 142, and written-off when, and if, impaired.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a summary of purchased considerations for the acquisition (in thousands):

Form of consideration	Fair Value
Cash	$6,906
506 shares of Phoenix common stock	6,000
Transaction costs	447

Total	$13,353

The total purchase consideration of approximately $13,353 was allocated to the fair value of the net assets acquired as follows (in thousands):

Amount
Net tangible assets	$745
Purchased technologies	7,000
Goodwill	4,978
Other intangible assets	630

Total consideration	$13,353

The following unaudited pro forma information shows the results of our operations for the nine months ended June, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

	Nine months ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$93,664	$100,747
Net Income (Loss)	$(3,756)	$(720)
Earnings (Loss) per share:
Basic	$(0.15)	$(0.03)
Diluted	$(0.15)	$(0.03)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Our products are generally designed into personal computer systems, information appliances and semiconductors. License fee and service revenues by segment for the three and nine months ended June 30, 2002 and 2001 were as follows:

	Amount			% of Consolidated Revenue
	2002	2001	% Change	2002	2001
	(in thousands)
Three months ended June 30:
Phoenix	$27,269	$26,693	2.2%	85.6%	84.1%
inSilicon	4,582	5,041	-9.1%	14.4%	15.9%

Total revenues	$31,851	$31,734	0.4%	100.0%	100.0%

Nine months ended June 30:
Phoenix	$77,739	$80,886	-3.9%	84.5%	84.0%
inSilicon	14,290	15,384	-7.1%	15.5%	16.0%

Total revenues	$92,029	$96,270	-4.4%	100.0%	100.0%

Total revenues in the third quarter of fiscal 2002 remained constant from the comparable period in fiscal 2001. Total revenues for the first nine months of fiscal 2002 decreased from the comparable period in fiscal 2001 for both Phoenix and inSilicon primarily due to the continued softness in the PC market which began in the second quarter of fiscal 2001.

Phoenix revenues in the third quarter of fiscal 2002 increased by 2.2% from the comparable period in fiscal 2001 mainly due to increased revenue from the core BIOS and FirstBIOS business, particularly in the notebook or mobile platform. Phoenix revenues for the first nine months of fiscal 2002 decreased by 3.9% from the comparable period in fiscal 2001, mainly due to decreased revenues from information appliance products and BIOS embedded or non-PC products.

inSilicon revenues in the third quarter of fiscal 2002 declined by 9.1% from the comparable period in fiscal 2001. inSilicon revenues for the first nine months of fiscal 2002 declined by 7.1% from the comparable period in fiscal 2001. Decreases in both periods were due primarily to cautious purchasing behavior of its customers. Also, the decrease was mainly from the North America and Europe regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Revenues by geographic region for the three and nine months ended June 30, 2002 and 2001, were as follows:

	Amount			% of Consolidated Revenue
	2002	2001	% Change	2002	2001
	(in thousands)
Three months ended June 30:
North America	$8,458	$8,865	-4.6%	26.6%	28.0%
Japan	13,572	16,030	-15.3%	42.6%	50.5%
Taiwan	5,890	1,868	215.3%	18.5%	5.9%
Other Asian Countries	1,788	2,641	-32.3%	5.6%	8.3%
Europe	2,143	2,330	-8.0%	6.7%	7.3%

Total revenues	$31,851	$31,734	0.4%	100.0%	100.0%

Nine months ended June 30:
North America	$27,818	$28,930	-3.8%	30.2%	30.0%
Japan	32,066	34,535	-7.1%	34.8%	35.9%
Taiwan	19,949	17,550	13.7%	21.7%	18.2%
Other Asian Countries	5,865	8,042	-27.1%	6.4%	8.4%
Europe	6,331	7,213	-12.2%	6.9%	7.5%

Total revenues	$92,029	$96,270	-4.4%	100.0%	100.0%

Revenues from Japan, Other Asian Countries, and Europe decreased by 15.3%, 32.3%, and 8.0%, respectively, due to decreased sales in the desktop platforms in the third quarter of fiscal 2002, as compared to the comparable period in fiscal 2001. Compared to the same period a year ago, revenues in the third quarter of fiscal 2002 for Taiwan increased significantly due to increased sales in the desktop and notebook platforms.

Compared to the same period a year ago, revenues in the first nine months of fiscal 2002 declined by 4.4%. The decrease was due primarily to the continued economic slowdown in the global economy that began in the second quarter of fiscal 2001, which had a significant impact on the PC market, especially in Other Asian Countries and Europe.

During the second quarter of fiscal 2002, we entered into multiple agreements with VeriSign, Inc. to license and sell each party’s respective security products and to provide each party’s respective maintenance and support services and to receive certain outsourced data hosting service from VeriSign. Revenue from this arrangement was recorded for products and services sold to VeriSign net of products and services purchased from VeriSign. Our net revenue from the arrangement was approximately $2.2 million, of which approximately $0.4 million was recognized in the second quarter of fiscal 2002. The remaining net revenues are to be recognized ratably through the first quarter of fiscal 2003. During the third quarter of fiscal 2002, approximately $0.6 million of revenue was recognized.

One customer, Sony, accounted for 20% of total revenues for the three months ended June 30, 2002. Another customer, Fujitsu, accounted for 11% of total revenues for the nine months ended June 30, 2002. Sony and Fujitsu also accounted for 19% and 12%, respectively, of total revenues for the three months ended June 30, 2001. Sony accounted for 15% of total revenues for the nine months ended June 30, 2001. No other customers accounted for more than 10% of total revenues during theses periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Gross Margin

Gross margin as a percentage of revenues for the three months ended June 30, 2002 increased to 84.6% from 80.9% in the comparable period of fiscal 2001. The increase was due to higher revenues from license fees and lower non-recurring engineering service costs. Included in the cost of revenues was $1.4 million and $0.7 million of amortization of purchased technologies from business combinations for the three months ended June 30, 2002 and 2001, respectively. Also included in the cost of revenues for the three months ended June 30, 2002 was a $0.3 million write-down of capitalized software to its net realizable value by inSilicon. Excluding the amortization of purchased technologies and write-down of capitalized software, gross margin as a percentage of revenues for the three months ended June 30, 2002 increased to 90.0% from 83.3% in the comparable period of fiscal 2001.

Gross margin as a percentage of revenues for the nine months ended June 30, 2002 increased to 84.6% from 84.2% in the comparable period of fiscal 2001 due to lower non-recurring engineering service cost, offset by higher third party license costs for Information Appliance products and higher amortization of purchased technologies. Included in the cost of revenues were $3.7 million and $1.4 million of amortization of purchased technologies from business combinations for the nine months ended June 30, 2002 and 2001, respectively. Also included in the cost of revenues for the nine months ended June 30, 2002 was a $1.2 million write-down of capitalized software to its net realizable value by inSilicon, of which $0.8 million was incurred in connection with the restructuring in the three months ended December 31, 2001. Excluding the amortization, write down, and impairment of purchased technologies, gross margin as a percentage of revenues for the nine months ended June 30, 2002 increased to 89.9% from 85.6% in the comparable period of fiscal 2001.

Research and Development Expenses

Research and development expenses were $8.9 million and $11.9 million for the three months ended June 30, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 27.9% and 37.5%, respectively. For the nine months ended June 30, 2002 and 2001, research and development expenses were $26.7 million and $34.3 million, respectively. As a percentage of revenues, these expenses represented 29.1% and 35.7%, respectively. The decrease in research and development expenses was due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002, tighter spending control, and implementation of a more disciplined market driven product development process, offset by additional personnel from the StorageSoft acquisition.

Sales and Marketing Expenses

Sales and marketing expenses were $10.3 million and $8.9 million for the three months ended June 30, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 32.4% and 28.0%, respectively. For the nine months ended June 30, 2002 and 2001, sales and marketing expenses were $29.9 million and $28.7 million, respectively. As a percentage of revenues, these expenses represented 32.5% and 29.8%, respectively. The increase in sales and marketing expenses were due primarily to re-distribution of resources to enhance sales and marketing functions to be more customer-focused and additional personnel from the StorageSoft acquisition to expand channel sales, offset by workforce reduction programs and disciplines in discretionary spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 18.5% and 18.6%, respectively. For the nine months ended June 30, 2002 and 2001, general and administrative expenses were $17.4 million and $17.7 million, respectively. As a percentage of revenues, these expenses represented 18.9% and 18.4%, respectively. The slight decrease in general and administrative expenditures was due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002 and disciplines in discretionary spending.

Amortization Expenses

Amortization of goodwill and acquired intangible assets were $1.0 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively. The decrease was due primarily to completion of amortization of goodwill associated with the Xentec and Sand acquisitions in the fourth quarter of fiscal 2001. For the nine months ended June 30, 2002 and 2001, amortization of goodwill and acquired intangible assets were $3.5 million and $3.4 million, respectively. The increase was due primarily to the business combinations completed since February 2001, offset by completion of amortization of goodwill associated with the Xentec and Sand acquisitions in the fourth quarter of fiscal 2001. Beginning in fiscal year 2003, amortization of goodwill will cease due to our adoption of SFAS No. 142 (See “New Accounting Pronouncements”).

Stock-Based Compensation

Stock-based compensation was $nil and $0.4 million for the three months ended June 30, 2002 and 2001, respectively. For the nine months ended June 30, 2002 and 2001, stock-based compensation was $0.7 million and $1.0 million, respectively. Charges in these periods were primarily due to the amortization of options granted to purchase Phoenix and inSilicon stock at exercise prices less than the fair market value on the measurement date. Stock-based compensation for the three months ended June 30, 2002 was minimal due to a one-time adjustment made in that period relating to employee terminations.

Restructuring and Asset Impairment Charges

We incurred $6.0 million of restructuring related and impairment charges in the first quarter of fiscal 2002, consisting of $5.2 million in restructuring related charges and $0.8 million of impairment of purchased technology. Details of the charges are as follows:

•
In October 2001, the Phoenix segment announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align Phoenix’s expense structure with current market conditions with the objective of returning to profitability. This reduction resulted in a charge of $3.9 million for severance expenses in the first quarter of fiscal 2002. As of June 30, 2002, approximately $3.0 million was paid and the remaining $0.9 million is expected to be paid through the second quarter of fiscal 2003. As a result of the restructuring program announced in October 2001, we expect pretax savings of $10.0 million on an annualized basis starting from the second quarter of fiscal 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
In December 2001, the inSilicon segment announced and implemented a restructuring program. As a result, charges totaling $2.1 million were recorded during the first quarter of fiscal 2002. The charges included $0.3 million in severance costs related to the termination of approximately 30 positions, $0.3 million in charges related to exiting 2 facilities, $0.7 million of fixed asset and intangible assets related to the acquisition of HD Lab in December 2000 that were impaired by the restructuring program, and $0.8 million of impairment to the net realizable value of previously capitalized software in the Bluetooth product line. All terminations were completed by December 31, 2001. All liabilities were paid off as of June 30, 2002. inSilicon anticipated annualized cost savings of approximately $2.8 million at the date this restructuring program was announced.

As part of the restructuring program, inSilicon terminated the development of its Bluetooth product line in the first quarter of fiscal 2002 to focus on its core communication products. As a result, the net book value of $1.7 million for the capitalized software of the Bluetooth technology was written down to the estimated net realizable value of $0.9 million.

Additionally, during the quarter ended June 30, 2002, inSilicon recorded an impairment charge of $0.3 million related to the Bluetooth product line to adjust its carrying value to the estimated net realizable value of $50,000. The estimated net realizable value at June 30, 2002 was based upon present estimates of future revenue for the six months ending December 31, 2002, net of estimated selling costs. The remaining carrying value of the software will be amortized on the greater of a straight-line basis over a period of six months (the estimated remaining life of the product), or based on the ratio of current revenue to total anticipated revenue.

Interest and Other Income, Net

Interest and other income, net, were $0.1 million and $1.0 million for the three months ended June 30, 2002 and 2001, respectively. For the nine months ended June 30, 2002 and 2001, interest and other income, net, were $0.4 million and $2.3 million, respectively. The decline was primarily due to lower yields from decreased interest rates and lower cash and short-term investment balance due to the funding of the stock repurchase program and an acquisition in fiscal 2002, and loss on disposition of fixed assets relating to our Japan office move in the second quarter of fiscal 2002.

Provision for Income Taxes

We recorded income tax provisions of $1.3 million for the three and nine months ended June 30, 2002, as compared to an income tax benefit of $1.0 million in both of the comparable periods in fiscal 2001. The income tax provision for the third quarter of fiscal 2002 differed from the expected provision at the U.S. federal statutory rate primarily due to an increase in the valuation allowance related to inSilicon’s deferred tax assets and goodwill that were not deductible for tax purposes. The income tax benefit for the third quarter of 2001 differed from the expected provision at the U.S. federal statutory rate primarily due to various federal and state tax credits and lower tax rates imposed on earnings in certain foreign jurisdictions.

On a legal entity basis, Phoenix recorded an income tax provision of $1.1 million and $0.9 million for the three and nine months ended June 30, 2002, respectively, to reflect its anticipated effective tax rate for the year. inSilicon recorded a tax provision of $0.1 million and $0.4 million for the three and nine months ended June 30, 2002, respectively, related primarily to foreign withholding taxes paid or accrued

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

in relation to sales to Asia that are not anticipated to be utilized as credits in the U.S. tax return. inSilicon is not consolidated into the Company’s consolidated tax return, as Phoenix owns less than 80% of inSilicon’s outstanding voting stock during fiscal 2002.

Liquidity and Capital Resources

At June 30, 2002, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $58.0 million, of which $27.9 million was owned by inSilicon. We presently have no lending arrangement with banks or other potential creditors. The primary sources of cash during the nine months of fiscal 2002 were proceeds from issuance of stock under various stock plans of $6.0 million. The primary uses of cash for the same period were $1.7 million from operating activities, $7.4 million to fund the StorageSoft acquisition, $1.0 million for the repurchase of common stock, and $3.7 million for the purchase of property, equipment and computer software. The primary sources of cash during the first nine months of fiscal 2001 were $6.9 million from operating activities and proceeds from issuance of stock under multiple stock plans of $8.0 million. The primary uses of cash during the same period were $24.8 million for funding various acquisitions, $19.4 million for the repurchase of common stock and warrants, and $6.5 million for the purchase of property, equipment and computer software.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. On a worldwide basis, we have been issued 58 patents with respect to our current product offerings and have 203 patent applications pending with respect to certain products we market. We maintain an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. These leading software and semiconductor companies, in their endeavors to add value, incorporate features or functions provided by us either in the silicon or in the operating system. Therefore, we must continuously create new features and functions to sustain, as well as increase, our software’s added value to OEMs. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in large part on our ability to attract and retain technically qualified engineering, sales, marketing, and finance personnel. Semiconductors intellectual property (or “SIP”) and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all lines of businesses. Accordingly, failure to attract, retain and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. We might not be able to execute our business plan if we were to lose the services of any of our key personnel. Some of our executives and key employees joined us only recently and have had only a limited time to work together. Our management team might not be able to work effectively together or with the rest of our employees to develop our technology and manage our continuing operations.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results could be adversely affected. We maintain estimated accruals and allowances for such exposures. As of June 30, 2002, our largest receivable from any one customer represented approximately 12% of total accounts receivable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Competition

The market for our BIOS products is very competitive, resulting in downward pricing pressure. In marketing our BIOS products, we compete primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources than us. These companies include Acer Incorporated, Hewlett-Packard Company, Dell Computer Corporation, IBM Corporation, and Toshiba Corporation. We also compete for system software business with other independent suppliers, ranging from small, privately held companies to AMI Semiconductors and Acer Softech, Inc., a division of Acer Laboratories, Inc., a major Taiwan chip and motherboard supplier. There can be no assurance that we will continue to compete successfully with our current competitors or potential new competitors. There also can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations or financial condition.

The SIP industry is very competitive and is characterized by constant technological change, rapid rates of product obsolescence, and frequently emerging new suppliers. Our existing competitors include other merchant SIP suppliers, such as the Inventra Division of Mentor Graphics Corporation, Enthink, Inc., and Standard Microsystems Corporation; and suppliers of ASICs, such as LSI Logic Corporation, the ASIC divisions of IBM Corporation, Lucent Technologies, Inc., Toshiba Corporation, and NEC Corporation. We also compete with the internal development groups of large, vertically integrated semiconductor and systems companies, such as Intel Corporation, Motorola Inc., Cisco Systems, Inc., and Hewlett-Packard Company. In these companies, SIP developed for an individual project sometimes is subject to efforts by the company to re-use the SIP in multiple projects. Companies whose principal business is providing design services as work-for-hire, such as Intrinsix Corporation, Sci-worx Corporation, Parthus Technologies plc, and the Tality subsidiary of Cadence Design Systems, Inc., also compete in this market space.

In the FirstWare software area, we compete with individual component software suppliers such as Symantec Corporation and other companies that develop diagnostic and repair software, as well as in-house solutions.

In the securities business, there are many competitors. Many of them have greater resources than us.

In the information appliance area, we compete primarily with research and development departments of software developers that may have significantly greater financial and technical resources than us. These companies include OpenTV Corporation, Wind River Systems, Inc., Liberate Technologies, and Microsoft Corporation. We also compete for software business with other independent suppliers, ranging from small, privately-held companies to in-house research and development departments of major OEMs.

International Sales and Activities

Revenues derived from the international operations of our BIOS and FirstBIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, Hungary, Japan, Korea, Taiwan, and China. Our operations and financial results may be adversely affected by factors associated with international

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by us or our competitors, changes in our or our competitors’ product mix or product direction, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies.

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

Business Disruptions

While we have not been the target of software viruses specifically designed to impede the performance of its products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web sites from time to time. A hacker who penetrates our network or web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates, foreign currency exchange rates, and investments, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable

ITEM 2.     CHANGES IN SECURITIES

(a) Not applicable
(b) Not applicable
(c) Not applicable
(d) Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of its Stockholders on April 9, 2002, at which the following occurred:

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 1999 STOCK PLAN: The stockholders approved the amendment to the 1999 Stock Plan to increase the number of shares of the Company’s common stock (“Common Stock”) reserved for issuance thereunder by 950,000 shares. The vote on the matter was as follows:

FOR	14,114,228
AGAINST	8,021,914
ABSTAIN	660,435

ITEM 5.     OTHER INFORMATION

Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

2.1
Tender and Voting Agreement by and between Phoenix Technologies Ltd. and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s current report on Form 8-K dated July 23, 2002)

2.2	Irrevocable proxy grant by Phoenix Technologies Ltd. to Synopsys, Inc. on July 23, 2002 (incorporated herein by reference to Exhibit 2.2 to Phoenix’s current report on Form 8-K dated July 23, 2002)

99.1	Section 906 certification of Chief Executive Officer

99.2	Section 906 certification of Chief Financial Officer

(b)  Reports on Form 8-K

    The Company did not file reports on Form 8-K during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ JOHN M. GREELEY
John M. Greeley
Senior Vice President, Finance and Chief Financial Officer
Date: August 2, 2002