Form 10-K
period 2002-09-30
PHOENIX TECHNOLOGIES LTD
filed 2002-11-25
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Common Stock, par value $.001
Preferred Stock Purchase Rights
(Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 31, 2002, was $111,298,301 based upon the last reported sales price of the Common Stock in the Nasdaq National Market, as reported by the Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2002 was 24,966,149.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to original equipment manufacturers (or “OEM”) and original design manufacturers (or “ODM”), and plans to improve and enhance existing products and develop new products.

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for Phoenix’s products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism, and unexpected natural disasters. For a more detailed discussion of certain risks associated with the Company’s business, see the “Business Risks” section of this Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

GENERAL DEVELOPMENT OF THE BUSINESS

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in software to activate, secure, maintain, and connect personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. In addition to key products, Phoenix also provides support services, such as training, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, resellers, value-added resellers, system integrators, system builders, and generic PC (or “White Box”) manufacturers.

The global computer industry, driven by the expansion of the Internet, has evolved into a rich “connected device ecosystem” embracing entirely new categories of form and functionality, driven by rapid technology changes that include increased processor speeds, hardware miniaturization, portability, and new and improved ways to connect devices and access information and services. Traditional PC platforms have evolved into “endpoints” of the Internet and have been joined by a wide array of new innovative devices. These emerging connected digital devices include Internet access terminals, interactive TVs and related set top box solutions, Internet-enabled DVD players and other traditional consumer electronics devices, wireless handheld appliances, interactive game stations, Web tablets and rack-mounted single board server systems (known as “server blades”). Together, today’s PC and non-PC digital devices play an integral, and growing role within almost everybody’s life.

The Company believes that its products and services enable customers who specify, develop, and manufacture PCs, information appliances, as well as their underlying technology components like semiconductors, to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, the Company believes that the growth of the Internet and the corresponding introduction of new hardware architectures, microprocessors, peripheral equipment, and operating systems within the PC and information appliance industries has expanded the range of possible computing options, increased the value of system firmware or BIOS (“Basic Input Output System”), created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, the Company has, through a combination of internal development and acquisitions, launched a series of product families to offer a range of complete solutions to its customers. In each case, Phoenix products at the core offer an intelligent, secure and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace.

In January 2002, Phoenix acquired certain assets of a privately-held company, StorageSoft, Inc. (“StorageSoft”), pursuant to an Asset Acquisition Agreement dated December 21, 2001. StorageSoft was a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs. With the acquisition, Phoenix further expanded its next-generation FirstWare™ product line and distribution channels around the world in the “White Box” manufacturing and PC system builder markets.

On September 19, 2002, the Company completed the sale of inSilicon Corporation (“inSilicon”), a majority-owned subsidiary, to Synopsys, Inc. (“Synopsys”). Under the terms of the cash tender offer agreement with Synopsys, the Company tendered and sold 10,450,010 shares, or 100% of its ownership interest in inSilicon for $4.05 per share. The sale enables the Company to be more focused in its own product development and sales into the targeted market place.

The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986.

DESCRIPTION OF BUSINESS

The Company currently has one reportable segment, Phoenix, which includes the FirstBIOS, FirstWare, FirstAuthority, and Information Appliance software product families. inSilicon, a formerly majority-owned subsidiary previously reported as a separate segment, was sold to Synopsys.

As part of the restructuring program announced in October 2001, Phoenix implemented a reorganization that aligned its corporate actions with corporate strategy to improve customer focus, harmonize product marketing, streamline engineering, and in general create a market-driven company. The new organization is structured by key function, with an emphasis on cross-product sales into new and existing global customers based upon coordinated account strategies through additional channels.

Business Operations

The Company utilizes a global sales force with sales offices in North America, Europe, Japan and Asia Pacific regions.

Product Background

PC systems, as well as many information appliances and other electronic devices that connect to the Internet, consist of both hardware and system firmware, or BIOS software at the core platform level. These systems and devices may also use operating system (“OS”) software and applications software. The firmware or BIOS software is typically stored in flash memory and/or a Read Only Memory (“ROM”) chip that resides on the device’s motherboard, built into the device, and is executed during power up in order to test, initialize, and manage the functionality of the hardware. Phoenix, with its BIOS and other software products, has been instrumental in the advancement of PC architecture and the growth of the industry over the past 23 years. Phoenix solutions provide the critical link between hardware platforms and operating systems, while offering improved reliability through FirstWare products, increased security through FirstAuthority solutions and greater flexibility in device selection through its information appliance product, FirstView Connect. In each case, these product suites provide complete, inter-operable solutions for customers in the traditional PC marketplace, as well as those delivering a new class of non-PC connected digital devices to provide both enhanced traditional experiences and robust new ones in places that PCs do not reach.

The Phoenix product families are:

FirstBIOS Product Family

The Company’s BIOS software products continue to play an essential role in the design of PCs and other devices, providing the critical link between hardware platforms and operating systems. In fiscal year 2002, the company’s FirstBIOS and FirstBIOS Pro products were introduced to meet changing customer requirements for system functionality, as well as to serve as an enabling platform for improved reliability through the use of the FirstWare products described below and enhanced system security with the inclusion of FirstAuthority solutions mentioned subsequently.

FirstBIOS (upgraded from AwardBIOS) and FirstBIOS Pro (based upon PhoenixBIOS 4.0) were developed to meet the current and emerging requirements of different types of systems built by the Company’s manufacturing customers. Among the distinctions are:

•
Notebook and new Tablet PC computers developed using the modular architecture of FirstBIOS Pro typically feature more complex peripheral support requirements, such as advanced digitizers, as well as extensive power management capabilities, including Fast Resume from RAM, Save-to-Disk, and support for smart batteries.

•
Many motherboard products used in desktop, workstation, and embedded or industrial PC product systems require extensive manufacturer configuration flexibility, a feature of the FirstBIOS product family.

•
Other desktop and workstation products, as well as server solutions, which have high manageability and customization specifications, require features based in the modular architecture of FirstBIOS Pro.

•	FirstBIOS adds unique firmware based device authentication known as StrongROMTM that provides foundation for secure chain and trust.

Customers.    The Company’s BIOS technology is targeted towards PC OEMs and ODMs, as well as certain embedded systems. The Company has licensed its BIOS technology to various global technology leaders, including:

Original Equipment Manufacturers
Dell Computer Corporation	IBM Corporation	Samsung Electronics Co. Ltd.
Fujitsu Limited	Legend Holdings Co., Ltd.	Sony Corporation
Fujitsu Siemens Computer	Matsushita Electronic Corp.	Toshiba, Inc.
Hewlett Packard Company	NEC Corporation

Original Design Manufacturers	MotherBoard	Non-PC Systems
Arima Computer Corporation	ASUSTeK Computer, Inc.	Force Computers, Inc.
Compal Electronics, Inc.	Elitegroup Computer Systems, Inc.	Motorola, Inc.
First International Computer, Inc.	Gigabyte Technology Co., Ltd.	NCR Corporation
Inventec Corporation	Micro-Star International Co., Ltd.	NEC Corporation
Quanta Corporation		Radisys Corporation
TriGem Computer, Inc.		Victor Company of Japan, Ltd.
Wistron Corporation

Competitors.    The Company competes for BIOS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. During FY2002 several large OEMs/ODMs, notably Toshiba, Inc. and Acer Inc./Wistron Corporation, began converting their in-house BIOS product and R&D engineering teams over to Phoenix BIOS products. The remaining major OEM companies using their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, and IBM Corporation (workstation and server only). The Company believes that OEM/ODM customers often license the Company’s system software products rather than develop these products internally in order to: (1) enhance compatibility with the latest industry standards, (2) improve time to market, (3) reduce product development risks, (4) minimize product development and support costs, (5) differentiate their system offerings with advanced features and/or (6) easily leverage the additional value of other Phoenix solutions, such as FirstWare and FirstAuthority.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

FirstWare and Disk Tools Product Family

The Company offers its FirstWare product suite, targeted at reducing OEM/ODM and system builders’ manufacturing and technical support costs. This suite includes a product to create a proprietary, protected FirstWare space on a computer’s hard disk which is visible to, and may only be invoked by, the FirstBIOS during start-up or the Master Boot Record. Phoenix has also created other value add applications that run within this space. To date, these applications include:

•	FirstWare Recover: Restores the original factory image (OS and applications software) without the need for a boot disk or recovery CDs for remote restoration.

•	FirstWare Check: Diagnostic tool that quickly differentiates between software and hardware problems for prompt resolution.

•	FirstWare Vault: Windows application that stores virtual CDs in the FirstWare protected area.

•
FirstWare Connect:    An always-available Internet micro-browser, which can access the manufacturer’s site(s) via the Internet even when the OS is corrupted to enable self-help and critical communication.

•	FirstWare Rescue: A bundle of FirstWare Recover, Check, and Vault.

Also included in the product suites, the Company offers ImageCast and other disk preparation and duplication software to assist manufacturers and others involved in deploying new computers. These disk tools are designed to rapidly install software on a new system’s hard disk.

Customers.    The FirstWare product family is largely sold to the Company’s BIOS customers, as well as systems builders. The Company’s major customers for the FirstWare application and disk tools products include Hewlett Packard Company, Vibren Technologies, Inc., Softex Inc., Founder Computer Systems Co., Ltd., and Legend Holdings Company, Ltd.

Competitors.    In the FirstWare applications software area, as with BIOS, the Company competes with in-house solutions to access the protected area of hard drives. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions.

FirstAuthority Product Family

The Phoenix FirstAuthority security solution provides a technology infrastructure and “device authentication” products at the core of digital devices to complement traditional security solutions in order to deliver a higher level of trust to the enterprise and to end-users. Applications using this infrastructure for virtual private networks (VPNs) and the Internet are supported by a global network of Phoenix Regional Device Authorities that provide services to authenticate registered devices on an “opt-in” basis.

The FirstAuthority family includes the following security products:

•
StrongROM™.    StrongROM is software embedded on a ROM chip that contains a number of technologies—FirstBIOS, a cryptographic engine and unique security keys. Any PC, notebook, internet appliance or other connected digital device that includes a StrongROM-enabled chip on the motherboard is immediately capable of providing second-factor device authentication in conjunction with other user identification security solutions.

•
StrongCLIENT™.    Equipment Manufacturers offers many of the benefits of StrongROM security technology by adding the device identity to the Windows operating system above the chip level. It allows systems not equipped with FirstBIOS or StrongROM to use the Phoenix FirstAuthority infrastructure.

•
DeviceConnect™.    Phoenix’s DeviceConnect is a client/server software product for integration with many traditional network security solutions, including Check Point VPN-1, Remote Access Dial-in, and Windows NT Domain Login, which add the intelligence within a corporate network to look for and validate device identities.

•
FirstAuthority SDK.    The SDK allows software developers and others to incorporate device connect and the authentication capabilities based upon StrongROM and FirstAuthority technology into their applications.

Customers.    First Authority products are targeted towards enterprise customers, often sold through security solution providers. The Company’s major customers for the FirstAuthority product family include Verisign, Inc. Standard Microsystems Corporation, Mitsubishi Electric Corporation, ATI Technologies, Inc., Integrated Technology Express, Inc., Hitachi Ltd., Korea Electronic Certification Authority, Inc., and Safenet, Inc.

Competitors.    The Company’s security products provide strong two-factor authentication built into the system through tamperproof firmware when used in conjunction with FirstBIOS products. The Company has architected its security solutions based upon security best practices which recommend a layered solution. Therefore, the Company views its FirstAuthority products as complementary to other security technologies including tokens, smart cards, and biometrics for the utilization of multi-factor security solutions by customers. Accordingly, customers using the Phoenix FirstAuthority product family can maintain traditional security solutions that the customers have found to be effective, supplementing them with FirstAuthority products, while also replacing those the customers have found to be ineffective, difficult to maintain or costly to implement.

FirstView Product Family

The Company provides software for information appliances and other non-PC devices that deliver rich, interactive, Internet-based experiences. Such devices include: Internet access terminals, interactive TVs and related set top box solutions, Internet-enabled DVD players, wireless handheld appliances, interactive game stations, web tablets and other consumer-centric electronic devices. Solutions based upon these products leverage many of the same technology underpinnings and capabilities found in the Company’s FirstBIOS, FirstAuthority, and FirstWare products.

The Company believes that non-PC Internet enabled devices constitute an entirely new class of business for the company and growing market and revenue opportunity for platform software solutions that can provide device OEMs with reduced product development costs and risks, improved time-to-market, and reduced manufacturing costs.

The Company offers the following product:

•
FirstView Connect.    The FirstView Connect product family provides complete software platforms that enable digital device OEMs/ODMs to quickly and affordably present robust content and services, delivered in real-time over the Internet to end users as a primary or secondary function of their connected digital devices. With industry-leading, standards-based support and a small code size, FirstView Connect is designed specifically for the emerging information appliance market. FirstView Connect delivers the easy-to-use, appliance-like experiences that are expected from consumer electronics today.

Customers.    First View Connect products are targeted towards next generation information appliance manufacturers, as well as traditional consumer electronics companies. The Company’s major customers for the FirstView product family include First International Computer, Inc., VIA Technologies Company, Founder Computer Systems Co., Ltd., Legend Holdings Company, Ltd., and eHomeTV, Ltd.

Competitors.    FirstView Connect and the related information appliance products compete with products from other operating system and software developers, who may have greater resources than those of the Company. These companies include Wind River Systems, Inc. and Microsoft Corporation. The Company also competes with smaller embedded software providers such as Opera Software ASA, Planetweb, Inc. and ACCESS Co. Ltd., who may have been focused on certain segments of the information appliance market.

Significant Customers

One customer, Fujitsu Limited, accounted for 14%, 11% and 18% of total revenues in fiscal 2002, 2001 and 2000 respectively. Another customer, Sony Corporation, accounted for 14% of revenues in fiscal 2001. No other customer accounted for more than 10% of revenues in fiscal 2002, 2001, or 2000.

PRODUCT DEVELOPMENT

The Company constantly seeks to develop new products, maintain and enhance its current product lines, maintain technological competitiveness, and meet continually changing customer and market requirements. The company’s research and development expenditures in fiscal years 2002, 2001, and 2000 were $27.6 million, $34.4 million, and $31.3 million, respectively. All of Phoenix’s expenditures for research and development have been expensed as incurred. At October 31, 2002, its research and development and customer engineering group included 305 full-time employees.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. As of September 30, 2002, the Company had been issued 41 patents in the U.S. and has 61 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, the Company has been issued 70 patents with respect to its current product offerings and has 175 patent applications pending with respect to certain of the products it markets. There can be no assurance that any of these patents would be upheld as valid if challenged.

The Company’s general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in its products or otherwise expected to be of long-term value. The Company protects the source code of its products as trade secrets and as unpublished copyrighted works. It also initiates litigation where appropriate to protect its rights in that intellectual property. The Company licenses the source code for its products to its customers for limited uses. Wide dissemination of its software products makes protection of its proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of its products, the Company believes the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

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

EMPLOYEES

As of October 31, 2002, Phoenix employed 542 full-time employees worldwide, of whom 305 were in research and development and customer engineering, 141 were in sales and marketing, and 96 were in general administration. Phoenix’s employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To the Company’s present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.    PROPERTIES

The Company’s corporate headquarters are located in a facility in San Jose, California, which the Company leases pursuant to a lease agreement expiring December 15, 2003. In fiscal 1997, the Company entered into a five-year lease agreement for a facility in Irvine, California. The Irvine lease was renewed in August 2001 for an additional seven years effective March 1, 2002. The Company also leases smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Louisville, Colorado; Brookfield, Wisconsin; Houston and Austin, Texas; Taipei, Taiwan; Hong Kong; Shenzhen, Shanghai, Beijing, and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; Budapest, Hungary; Munich, Germany and Maarssen, The Netherlands. These offices generally provide engineering, sales, and technical support to its customers.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.    LEGAL PROCEEDINGS

The Company, from time to time, becomes involved in litigation claims and disputes in the ordinary course of business. The Company is not currently involved in any pending legal proceeding that it believes is material to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

The executive officers of the Company serve at the discretion of the Board of Directors of Phoenix. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

Name	Age	Position
Albert E. Sisto	53	Chairman, President, and Chief Executive Officer
Timothy D. Eades	33	Senior Vice President & General Manager, Corporate Marketing & Products Division
W. Curtis Francis	53	Senior Vice President & General Manager, Corporate Engineering and Planning Division
David L. Gibbs	45	Senior Vice President & General Manager, Global Sales and Support Division
John M. Greeley	55	Senior Vice President, Finance and Chief Financial Officer
Magda M. Madriz	50	Vice President, Human Resources
Linda V. Moore	56	Senior Vice President, General Counsel and Secretary

BIOGRAPHIES

Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board in June 1999. He was elected Chairman of the Board in January 2000. Mr. Sisto was formerly Chief Operating Officer of RSA Data Security, Inc. from 1997 to 1999. He served as Chairman, President, and CEO of DocuMagix from 1994 to 1997. From 1989 to 1994, Mr. Sisto served as the President and CEO of PixelCraft, Inc. Mr. Sisto has also served in executive management roles at MIPS Technologies, Relational Technologies (INGRES), Intel, Honeywell, and General Electric. Mr. Sisto is on the Boards of Directors of Hi/fn Inc., a semiconductor components company, and Centive (formerly known as Tekgraf), a developer and provider of web-enabled Point-of-Purchase (POP) solutions used by manufacturers and mass retailers. Mr. Sisto earned a Bachelor of Science in Engineering from Stevens Institute of Technology.

Mr. Eades joined the Company as Senior Vice President and General Manager of the Corporate Marketing and Products Division in August 2002. He began his career as a business analyst for Dun & Bradstreet. He then served in various roles for IBM in Europe, the Middle East, and Africa, including managing new business and driving brand marketing for the Personal Systems Group. In 1998, he moved to IBM Worldwide to assume several roles over time, including Worldwide Personal Systems Group Program Director. In 1999, Mr. Eades accepted a position as Vice President of Market Development for MobileSys, a Silicon Valley start-up. Later rejoining IBM as a Program Director, he managed an emerging technologies group for the Server Division, identifying potential acquisitions and investments. Mr. Eades holds advanced degrees in business, international marketing, and financial analysis, primarily from Southampton University in England.

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

Mr. Greeley joined the Company as Senior Vice President of Finance and Chief Financial Officer in May 2000. From April 1999 to May 2000, he was Chief Operating and Financial Officer of Leasing Solutions, Inc. Mr. Greeley held various finance and general management positions at GE Capital Corporation over a sixteen year period. While at GE Capital, Mr. Greeley served as President of Telecom Financial Services, a wholly owned subsidiary of GE Capital specializing in the financing of telecom and data networks, from September 1996 to April 1999. From June 1994 to September 1996, he was President of NTFC Capital, acquired by GE Capital, which supported Northern Telecom and its distributors. He started his career in New York City with PricewaterhouseCoopers LLP, and is a CPA. Mr. Greeley is a graduate of St. John’s University with a B.S. degree in Accounting and an M.B.A. in Finance.

Ms. Madriz joined Phoenix in October 2000 as Vice President, Human Resources. Prior to joining Phoenix, she served as Director of Human Resources at Xicor, Inc. in 1984 and was promoted to Vice President in 1990. In addition to her responsibilities as the senior executive for Human Resources, she also assumed responsibility for Safety and Environmental Compliance. Prior to Xicor, Ms. Madriz served as Division Senior HR Manager for Atari, Inc. from 1980 to 1984. She has also worked for Dysan Corporation, and Federated Department Stores in various HR capacities. She has served as an appointed Commissioner for The City of San Jose since 1994 and is on the board of several non-profit organizations. Ms. Madriz earned a B.A. degree in Business Administration from the University of Pavia, Italy.

Ms. Moore joined the Company in November 1999 and later promoted to Senior Vice Present, General Counsel and Secretary. Prior to joining the Company she was Vice President and General Counsel of Appiant Technologies, Inc., a distributor of computer-telephony products based in Fremont, California, from 1998 to 1999. From 1989 to 1998, she served as General Counsel and Secretary of Jabil Circuit, Inc., an electronics contract manufacturer headquartered in St. Petersburg, Florida. She has also served as a consultant to Internet start-ups and has six years of experience in equipment leasing. She began her career in private practice. Ms. Moore received a B.A. degree from the University of Michigan, an M.A. from Eastern Michigan University, and a J.D. from Detroit College of Law at Michigan State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol PTEC. The following table presents the quarterly high and low bid quotations in the over-the-counter market, as quoted by the Nasdaq National Market. These quotations reflect the inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended September 30, 2002:
Fourth quarter	$10.00	$6.24
Third quarter	13.98	8.67
Second quarter	13.97	10.65
First quarter	12.57	8.70

Year ended September 30, 2001:
Fourth quarter	$15.14	$9.88
Third quarter	14.60	8.69
Second quarter	19.25	12.94
First quarter	18.63	12.19

The Company had 229 shareholders of record as of October 31, 2002. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. See Note 11 to the Consolidated Financial Statements for the terms of exercise of stock options.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data below includes business combinations described in Note 3 and reflects the disposition of the Company’s ownership interest in inSilicon in September 2002, as described in Note 4 as discontinued operations to the Consolidated Financial Statements. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 2002 and 2001. This information was derived from the Company’s unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with the Company’s annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Selected Annual Consolidated Data
(In thousands, except per share data)

	For the Years ended September 30,
	2002	2001	2000	1999	1998
Revenues:
License fees	$84,806	$90,229	$106,158	$88,353	$93,040
Services	8,274	12,129	13,551	18,518	21,053

Total revenues	93,080	102,358	119,709	106,871	114,093
Gross margin	79,173	84,320	101,318	80,805	91,998
Income (loss) from continuing operations	(3,320)	(2,629)	22,202	13,886	7,823
Discontinued operations, net of tax	(1,570)	(15,373)	(1,300)	(12,082)	(7,101)
Net income (loss)	(4,890)	(18,002)	20,902	1,804	722
Earnings (loss) per share from continuing operations:
Basic	$(0.13)	$(0.10)	$0.90	$0.53	$0.31
Diluted	$(0.13)	$(0.10)	$0.82	$0.51	$0.29
Earnings (loss) per share:
Basic	$(0.19)	$(0.72)	$0.85	$0.07	$0.03
Diluted	$(0.19)	$(0.72)	$0.77	$0.07	$0.03

	September 30,
	2002	2001	2000	1999	1998
Cash, cash equivalents, and short-term investments	$76,312	$32,994	$69,537	$55,592	$71,297
Working capital	71,495	72,427	124,531	52,930	77,143
Total assets	153,286	162,266	194,895	142,217	159,102
Long-term obligations	726	1,151	1,449	1,546	4,046
Stockholders’ equity	125,957	119,696	148,300	98,922	125,336
Cash dividends declared per common share	—	—	—	—	—

Selected Unaudited Quarterly Consolidated Data
(In thousands, except per share data)

	Fiscal 2002, Quarters ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Revenues	$15,341	$27,269	$25,381	$25,089
Gross margin	11,519	23,703	22,339	21,612
Income (loss) from continuing operations	(5,336)	2,291	976	(1,251)
Discontinued operations, net of tax	4,090	(1,725)	(962)	(2,973)
Net income (loss)	(1,246)	566	14	(4,224)
Earning (loss) per share from continuing operations:
Basic	$(0.20)	$0.09	$0.04	$(0.05)
Diluted	$(0.20)	$0.09	$0.04	$(0.05)
Earnings (loss) per share:
Basic	$(0.05)	$0.02	$—	$(0.17)
Diluted	$(0.05)	$0.02	$—	$(0.17)
Shares used in earnings (loss) per share calculation:
Basic	26,297	26,097	25,809	25,208
Diluted	26,297	26,817	26,528	25,208

	Fiscal 2001, Quarters ended
	Sep. 30	Jun. 30	Mar. 31	Dec. 31
Revenues	$21,472	$26,694	$20,472	$33,720
Gross margin	16,383	21,565	16,358	30,014
Income (loss) from continuing operations	(7,332)	834	(2,682)	6,551
Discontinued operations, net of tax	(10,097)	(2,522)	(1,714)	(1,040)
Net income (loss)	(17,429)	(1,688)	(4,396)	5,511
Earnings (loss) per share from continuing operations:
Basic	$(0.29)	$0.03	$(0.11)	$0.26
Diluted	$(0.29)	$0.03	$(0.11)	$0.25
Earnings (loss) per share:
Basic	$(0.69)	$(0.07)	$(0.17)	$0.22
Diluted	$(0.69)	$(0.07)	$(0.17)	$0.21
Shares used in earnings (loss) per share calculation:
Basic	25,226	25,098	25,172	25,096
Diluted	25,226	25,098	25,172	26,636

In January 2002, Phoenix acquired certain assets of a privately held company, StorageSoft, Inc. (“StorageSoft”), pursuant to an Asset Acquisition Agreement dated December 21, 2001. StorageSoft is a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs. This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets as of September 30, 2002. The results of operations from the date of acquisitions through September 30, 2002 were included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2002.

In the fourth quarter of fiscal 2002, Phoenix completed the sale of inSilicon. Prior period results have been re-categorized to reflect inSilicon as discontinued operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Phoenix is a global leader in software to activate, secure, maintain, and connect personal computers, information appliances, and other digital devices connected to the Internet. We provide our products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. In addition to key products, we also provide support services, such as training, maintenance, and engineering services, to our customers as required. We market and license our products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, resellers, value-added resellers, system integrators, system builders, and generic PC (or “White Box”) manufacturers.

We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, as well as their underlying technology components like semiconductors, to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, we believe that the growth of the Internet and the corresponding introduction of new hardware architectures, microprocessors, peripheral equipment, and operating systems within the PC and information appliance industries has expanded the range of possible computing options, increased the value of system firmware or BIOS, created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, we have, through a combination of internal development and acquisition, launched a series of product families to offer a range of complete solutions to our customers. In each case, Phoenix products at the core offer an intelligent, secure and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including but not limited to, a) revenue recognition; b) allowance for uncollectible accounts receivable; c) accruals for employee benefits, restructuring and related costs, sales allowances, and taxes; and d) useful lives and realizability of carrying values for property and equipment, computer software costs, other intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the fiscal year ending September 30, 2002 are not necessarily indicative of the results for any future period.

The following critical accounting policies, among others, are impacted significantly by judgments, assumptions, and estimates used in the preparation of our consolidated financial statements. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue Recognition.    Phoenix licenses software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training. Generally, our products are incorporated into the products of our OEM/ODM customers.

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated shipments made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $2.4 million of royalty revenues from our OEM/ODM customers as of September 30, 2002 compared with $7.5 million as of September 30, 2001. This decrease is due primarily to a decrease in overall PC shipments, especially in the Japanese market. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues from OEMs/ODMs for initial, non-refundable royalties relating to volume royalty license agreements are recorded when all revenue recognition criteria have been met. We recorded $31.0 million of revenues from OEM/ODM customers relating to volume royalty license agreements in fiscal 2002 compared to $30.0 million in the prior year. These agreements were non refundable. If there is a change in the customer’s buying pattern in a future quarter, there could be a quarter in which revenue is lower from the customer.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provision for doubtful accounts are recorded in general and administrative expenses. At September 30, 2002 and 2001, the allowance for sales and doubtful accounts was $1.9 million. These estimates are based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2002 and 2001, these assets totaled $37.1 million and $26.1 million, respectively.

Prepaid royalties represent payments to several third party technology partners for their software that is incorporated into certain of our products. All other intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets was estimated based on the period over which the assets were expected to contribute directly and indirectly to the future cash flows. Under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which became effective on July 1, 2001, goodwill arising from acquisitions subsequent to June 30, 2001 and any existing goodwill on October 1, 2002 are not amortized to expense but rather periodically assessed for impairment. See Note 2 of Notes to Consolidated Financial Statements for details regarding SFAS 141 and 142.

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets.

In assessing the recoverability of these assets, we performed reviews and made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Income Taxes—Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance.    When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, then we must perform quarterly assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve projected future taxable income in specific geographies. To the extent we believe that recovery is not likely, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in an accounting period, we must record a tax expense in our statement of operations.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax asset. Our net deferred tax asset as of September 30, 2002 was $12.6 million, net of the valuation allowance of $5.4 million. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets (consisting primarily of foreign tax and R&D credits) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we cannot assure that we will not be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. If we increase the valuation allowance, it could have an adverse impact on our income tax provision and net income in the period in which we make the increase. See Note 8 to the Consolidated Financial Statements for more detail.

Business Combinations

In January 2002, we acquired certain assets of a privately held company, StorageSoft, Inc. (“StorageSoft”), for a total purchase price of $13.4 million in cash and Phoenix’s common stock, pursuant to an Asset Acquisition

Agreement dated December 21, 2001. StorageSoft is a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs. With the acquisition, we further expanded our next-generation FirstWare™ product line and distribution channels in the generic PC (or “White Box”) manufacturing and PC system builder markets.

During fiscal 2001, we completed two business combinations. In February 2001, Phoenix acquired Integrity Sciences, Inc. (“Integrity Sciences”), a provider of core computer security products, which developed and marketed strong password technology for a purchase price of $3.9 million in cash and Phoenix common stock. In March 2001, Phoenix acquired certain assets of Ravisent Technologies, Inc. (“Ravisent Technologies”), a provider of digital audio and video software solutions and internet appliance technology for $19.0 million in cash. There were no acquisitions or business combinations during fiscal 2000.

The acquisition agreement with Integrity Sciences includes an earn-out agreement over a five year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments have been earned through September 30, 2002.

The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses were included in the Consolidated Balance Sheets as of September 30, 2002 and 2001. The results of operations from the date of acquisitions through September 30, 2002 and 2001 were included in the accompanying Consolidated Statement of Operations for the years ended September 30, 2002 and 2001.

Discontinued Operations

On September 19, 2002, we completed the sale of inSilicon to Synopsys. Under the terms of the cash tender offer agreement with Synopsys, we tendered and sold 10,450,010 inSilicon shares, or 100% of our ownership interest in inSilicon for $4.05 per share. Included under the caption of “Discontinued operations” in the Consolidated Statements of Operations are (1) loss from discontinued operations and (2) gain on disposal of discontinued operations, net of tax. In fiscal 2002, loss from discontinued operations of $6.9 million represents inSilicon’s net loss, net of tax provision of $0.5 million, from the beginning of the period through July 23, 2002, the date we announced our agreement with Synopsys to sell inSilicon. Net gain on disposal of $5.3 million includes a pretax gain of $20.6 million, a tax provision of $13.5 million, offset by inSilicon’s net loss of $1.8 million, net of tax benefit of $0.2 million, which was incurred during the phaseout period between July 24, 2002 and September 19, 2002. Furthermore, the sale of inSilicon generated net cash proceeds of $41.4 million after transaction costs of $0.9 million.

Also, as a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

Results of Operations

The following table includes Consolidated Statement of Operations data for the years ended September 30, 2002, 2001, and 2000, as a percentage of total revenues:

	2002	2001	2000
Revenues:
License fees	91%	88%	89%
Services	9	12	11

Total revenues	100	100	100

Cost of revenues:
License fees	6	2	2
Services	6	15	13
Amortization of purchased technology	3	1	—

Total cost of revenues	15	18	15

Gross margin	85	82	85

Operating expenses:
Research and development	30	34	26
Sales and marketing	35	27	20
General and administrative	20	19	14
Amortization of goodwill and acquired intangible assets	2	1	—
Stock-based compensation	—	1	—
Restructuring cost	4	1	1

Total operating expenses	91	83	61

Operating income (loss) from continuing operations	(6)	(1)	24
Interest and other income, net	—	2	2
Gain (loss) on investment	—	(2)	—

Income (loss) before income taxes	(6)	(1)	26
Income tax expense (credit)	(2)	2	8

Income (loss) from continuing operations	(4)	(3)	18
Discontinued operations:
Loss from discontinued operations	(7)	(15)	(1)
Gain on disposal of discontinued operations	6	—	—

Net income (loss)	(5)%	(18)%	17%

Revenues

Our products are generally designed into personal computer systems, information appliances, and network security infrastructures.

Revenues by geographic region based on country of sale for fiscal 2002, 2001, and 2000 were as follows (in thousands):

	Amount of Revenues			% Change		% of Revenues
	2002	2001	2000	2002	2001	2002	2001	2000
North America	$22,233	$22,786	$24,942	-2.4%	-8.6%	23.9%	22.3%	20.8%
Japan	35,390	43,859	44,824	-19.3%	-2.2%	38.0%	42.8%	37.5%
Taiwan	22,777	20,970	38,017	8.6%	-44.8%	24.5%	20.5%	31.8%
Other Asian Countries	7,384	9,744	4,960	-24.2%	96.5%	7.9%	9.5%	4.1%
Europe	5,296	4,999	6,966	5.9%	-28.2%	5.7%	4.9%	5.8%

Total Revenues	$93,080	$102,358	$119,709	-9.1%	-14.5%	100.0%	100.0%	100.0%

Total revenues in fiscal 2002 decreased by $9.3 million (or 9.1%) from fiscal 2001. The decrease is primarily a result of the continued global economic slowdown and softness in the PC market, particularly in the notebook and desktop market.

In fiscal 2002, North America, Japan, and other Asian countries revenues decreased while Taiwan and Europe revenues increased. The decrease in Japan and other Asian countries was due primarily to the continued slowdown in the Japan and Korean PC markets and economic weakness in those regions. There was also a shift of revenues from the Japanese branded OEMs to the Taiwan ODMs. The increase in Taiwan and Europe was attributed to slight recovery in the local economies from 2001. North American revenues remained relatively flat from 2001 to 2002.

In fiscal 2001, revenues from North America, Taiwan, Japan and Europe decreased while other Asian countries increased. The decrease was due primarily to the economic slowdown in the global economy which had a significant impact on the PC market. The increase in other Asian countries was attributed to improved sales development efforts in Korea and China.

During the second quarter of fiscal 2002, we entered into multiple agreements with VeriSign, Inc. (“VeriSign”) to license and sell each party’s respective security products and to provide each party’s respective maintenance and support services and to receive certain outsourced data hosting service from VeriSign. Revenue from this arrangement was recorded for products and services sold to VeriSign net of products and services purchased from VeriSign. Our net revenue from the arrangement is approximately $2.2 million, of which approximately $1.6 million has been recognized in fiscal 2002. The remaining net revenues are to be recognized in the first quarter of fiscal 2003.

One customer, Fujitsu Limited, accounted for 14%, 11% and 18% of total revenues in fiscal 2002, 2001 and 2000 respectively. Another customer, Sony Corporation, accounted for 14% of revenues in fiscal 2001. No other customer accounted for more than 10% of revenues in fiscal 2002, 2001, or 2000.

Cost of Revenues and Gross Margin

Gross margin as a percentage of revenues was 85%, 82%, and 85% for fiscal 2002, 2001, and 2000, respectively. Included in the costs of revenues was $3.1 million, $0.8 million, and $nil million of amortization of purchased technologies from business combinations for fiscal 2002, 2001, and 2000, respectively. Also included in the costs of revenues in fiscal 2000 was a reversal of $1.9 million of Year 2000 (“Y2K”) support cost which was accrued during the previous year.

For fiscal 2002, 2001, and 2000, gross margin as a percentage of revenues before the amortization of purchased technology and software development costs, and reversal of Y2K support costs was 88%, 83%, and 83%, respectively. The increase in gross margin in fiscal 2002 from fiscal 2001 was due to higher margin license revenues comprising a higher percentage of total revenues. Gross margin was flat from fiscal 2001 to 2000.

License fee gross margin as a percentage of license fee revenues was 94%, 97% and 98% in fiscal 2002, 2001, and 2000 respectively. The decrease in license fee gross margin in fiscal 2002 from 2001 was due to lower margins from security and information appliance product sales. Service gross margin as a percentage of services revenues was 30%, -23% and -22% in fiscal 2002, 2001, and 2000 respectively. The improvement in service gross margin from 2001 to 2002 was due to a change in the business model to reduce customization and increased effort to lower outsourced non-recurring engineering costs.

Research and Development Expenses

Research and development expenses were $27.6 million, $34.4 million, and $31.3 million in fiscal 2002, 2001, and 2000, respectively. As a percentage of revenues, these expenses represented 30%, 34%, and 26%, in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, research and development expenses decreased by $6.8 million (or 20%) due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002, tighter spending control, and implementation of a more disciplined market driven product development process, offset by additional personnel costs from the StorageSoft acquisition. In fiscal 2001, research and development expenses increased by $3.1 million (or 10%) due to increased expenses relating to acquisitions and establishment of a new development center in Asia.

Sales and Marketing Expenses

Sales and marketing expenses were $32.5 million, $27.9 million, and $23.5 million in fiscal 2002, 2001, and 2000, respectively. As a percentage of revenues, these expenses represented 35%, 27% and 20% in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, sales and marketing expenses increased by $4.6 million (or 16%) due primarily to re-allocation of resources to enhance sales and marketing functions to be more customer-focused and additional personnel costs from the StorageSoft acquisition to expand channel sales, offset by workforce reduction programs and disciplines in discretionary spending. In fiscal 2001, sales and marketing expenses increased by $4.4 million (or 19%) due primarily to the increase in the size of our direct sales force and the expansion of our distribution channels to position ourselves for growth in new products in targeted market segments.

General and Administrative Expenses

General and administrative expenses were $18.5 million, $19.8 million, and $16.4 million in fiscal 2002, 2001, and 2000, respectively. As a percentage of revenues, these expenses represented 20%, 19%, and 14% in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, general and administrative expenses decreased by $1.3 million (or 7%) due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002 and disciplines in discretionary spending. In fiscal 2001, the general and administrative expenses increased by $3.4 million (or 21%) due to investment in infrastructure, including setting up new foreign offices. Also included in the fiscal 2001 general and administrative expenses was an increase in bad debt provision of $0.8 million from fiscal 2000 resulting from the market slowdown.

Amortization of goodwill and acquired intangibles

The amounts allocated to Goodwill associated with acquisitions completed prior to July 1, 2001, are being amortized using straight-line method over the estimated useful lives of five to six years. Goodwill associated with acquisitions completed subsequent to June 30, 2001 are not being amortized. Amortization expenses were $2.3 million, $1.1 million, and zero in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, amortization expense increased by $1.2 million from fiscal 2001, primarily due to various purchase acquisitions completed since February 2001 (see Note 3 to the Consolidated Financial Statements). There was no amortization expense in fiscal 2000. Upon adoption of SFAS 142 on October 1, 2002, amortization of goodwill will cease. See “New Accounting Pronouncements” for more details.

Stock-Based Compensation

The stock-based compensation expenses were $0.5 million, $0.7 million, and $0.1 million in fiscal 2002, 2001, and 2000, respectively. Charges in fiscal 2002 and 2001 were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date.

Restructuring Costs

Restructuring charges for fiscal 2002, 2001, and 2000, were $3.5 million, $1.5 million, and $1.3 million, respectively.

2002 Charges

In October 2001, we announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce, including several senior management positions. This restructuring program was to reduce our on-going operating expense level. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million of severance charges in the first quarter of fiscal 2002 and $0.4 million credit in the fourth quarter of fiscal 2002. At September 30, 2002, all terminations were completed and $3.2 million of the severance and outplacement expenses were paid and the remaining $0.3 million is expected to be paid through the third quarter of fiscal 2004. As a result of the restructuring program announced in October 2001, our estimated pretax savings were $14.0 million on an annualized basis starting from the second quarter of fiscal 2002.

2001 Charges

In April 2001, in efforts to optimize operational efficiency and change our business strategy to address changes in customer demands, we reduced our global workforce by approximately 70 employees across all business functions. All terminations were completed as of September 30, 2001. The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001 and all charges were paid as of December 31, 2001. As a result of the restructuring program, our estimated pretax savings in operating expenses were approximately $9.0 million on an annualized basis.

2000 Charges

In the fourth quarter of fiscal 2000, Phoenix recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations were completed as of September 30, 2000.

Interest and Other Income, Net

Net interest and other income was $0.4 million, $1.8 million, and $2.8 million in fiscal 2002, 2001, and 2000, respectively. Net interest and other income consists mostly of interest income, which is primarily derived from cash and short-term investments. The income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned in fiscal 2002 was approximately 1.6%. All of the cash equivalents and short-term investments are in USD and are not subject to fluctuations in foreign currency exchange rates. Interest income was $0.6 million, $1.9 million, and $3.2 million in fiscal 2002, 2001, and 2000, respectively. Interest income decreased by $1.3 million in both fiscal 2002 and 2001, respectively. The decrease in interest income in both years was primarily due to lower yields from decreased interest rates and lower average cash and short-term investment balance due to funding various acquisitions and stock repurchase programs during the year.

Gain/Loss on Investment

Gain (loss) on investment was $0.2 million, ($2.0 million), and $nil in fiscal 2002, 2001, and 2000, respectively. Equity investments in companies in which Phoenix does not have significant influence, which is usually when ownership is less than 20%, are included in other assets. These investments are accounted for using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. In fiscal 2002, we recorded a gain of $0.2 million from the sale of our remaining equity investment. During fiscal 2001, as a result of the deterioration of financial markets and the corresponding effect on company valuations and financing prospects, Phoenix recorded $2.7 million in losses for other than temporary declines in the value of investments in these companies. Phoenix did not record any impairment charges in fiscal 2002. Net loss on investment in fiscal 2001 was

$2.0 million, resulting from $2.7 million of write-down netted against $0.7 million of gain on sale of investments.

Provision for Income Taxes

Phoenix recorded an income tax benefit of $1.7 million and income tax provisions of $1.2 million and $9.3 million, reflecting effective tax rates of 34%, (87%), and 29% in fiscal 2002, 2001, and 2000, respectively. The effective tax rates in 2002 and 2001 differed from the expected benefit derived by applying the U.S. federal statutory tax rate to the losses before taxes primarily due to the foreign withholding taxes. The effective tax rate in 2000 differed from the expected tax provision derived by applying the U.S. federal statutory tax rate to the income before taxes due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity include cash, cash equivalents, and short-term investments, totaling $76.3 million and $33.0 million at September 30, 2002 and 2001, respectively. Consolidated cash and cash equivalents were $25.2 million at September 30, 2002 and consolidated short-term investment totaled $51.1 million at September 30, 2002. We believe that current cash and cash flow from operations will be sufficient to meet our operating and capital requirements on a short-term and long-term basis.

Stock Repurchase Program

In October 2002, the Board of Directors authorized the repurchase of up to $15.0 million of Phoenix’s common stock over a twelve-month period. As of October 31, 2002, we repurchased approximately 1,333,000 shares of common stock at a cost of $4.9 million under the fiscal 2003 repurchase program.

In February 2001, the Board of Directors authorized a program to repurchase up to $30.0 million of outstanding shares of common stock over a 12-month period. In fiscal 2001, we repurchased approximately 469,000 shares at a cost of approximately $5.1 million under the 2001 repurchase program. Also, in the first quarter of fiscal 2002, we repurchased approximately 109,000 shares at a cost of approximately $1.0 million under the same repurchase program.

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

Commitments

We have commitments under operating leases ranging from one to eight years for $12.3 million. We also entered into agreements to license third party software that would be incorporated into certain of our products and are committed to pay $0.9 million and $0.8 million in fiscal 2003 and 2004, respectively. See Note 10 to the Consolidated Financial Statements for additional information.

On September 30, 2002, our future commitments are as follows (in thousands):

Years ending September 30,
2003	$5,663
2004	3,619
2005	1,438
2006	981
2007	950
2008 and thereafter	1,366

Total commitments	$14,017

Changes in Financial Condition

We reported $25.2 million consolidated cash and cash equivalent as of September 30, 2002. Net cash generated from continuing operating activities during fiscal 2002 was $8.6 million, consisting primarily of a decrease of $5.0 million in accounts receivable, a $1.7 million increase in income tax payable, a $2.0 million increase in deferred revenue, a decrease of $1.1 million in receivables from affiliates, and an inflow of $2.0 million of net income adjusted for non-cash items, partially offset by a $3.6 million increase in prepaid royalties and other fluctuations in working capital. Net cash used in continuing investing activities in fiscal 2002 was $17.6 million, consisting primarily of $47.7 million in net purchase of short-term investments, $3.9 million in purchases of property and equipment, $7.4 million in acquisition of business, offset by $41.4 million of proceeds from divestitures. Net cash generated from continuing financing activities during fiscal 2002 was $4.6 million, consisting primarily of exercise of common stock options and issuance of stock under Phoenix’s employee purchase plan of $5.6 million, offset by repurchase of the our common stock of $1.0 million.

We reported $30.0 million consolidated cash and cash equivalent as of September 30, 2001. Net cash generated from continuing operating activities during fiscal 2001 was $6.1 million, consisting primarily of a decrease of $14.2 million in accounts receivable and an inflow of $2.3 million of net income adjusted for non-cash items, partially offset by a $5.1 million increase in prepaid royalties and other fluctuations in working capital. Net cash used in continuing investing activities in fiscal 2001 was $0.8 million, consisting primarily of $2.7 million in purchase of property and equipment and $21.7 million in acquisition of business, offset by $23.7 million in net proceeds in disposal of short-term investments,. Net cash used in continuing financing activities during fiscal 2001 was $16.0 million, consisting primarily of repurchase of our common stock of $21.0 million, repurchase of the Intel warrant for $2.9 million, and net payment of borrowings of $0.8 million, offset by $8.7 million generated from the exercise of stock options and issuance of common stock under our employee purchase plan.

We reported $44.2 million consolidated cash and cash equivalent as of September 30, 2000. Net cash generated from continuing operating activities during fiscal 2000 was $10.0 million, consisting primarily of an inflow of $24.8 million of net income adjusted for non-cash items and $2.6 million decrease in receivables from affiliates, partially offset by $8.1 million increases in accounts receivable, $1.4 million increase in other assets, $1.9 million decreases in payroll and related liabilities, $1.8 million decrease in other accrued liabilities, $2.9 million decrease in income taxes payable, and other fluctuations in working capital. Net cash provided by continuing investing activities in fiscal 2000 was $9.9 million, consisting primarily of $4.2 million in purchases of property, offset by $14.1 million of net purchases of short-term and long-term investments. Net cash used in continuing financing activities during fiscal 2000 was $2.0 million, consisting of $20.3 million of cash used to repurchase Phoenix’s common stock, offset by $18.3 million generated from the exercise of common stock options and the issuance of stock under the Phoenix’s employee stock purchase plans.

Business Risks

The additional following factors should be considered carefully when evaluating our business.

Fluctuations in Operating Results

The tables in Part II, Item 6 of this Form 10-K include selected unaudited quarterly consolidated data for fiscal 2002 and 2001. This information was derived from our unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information, when read in conjunction with our annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. These reviews keep management informed of areas where additional selling efforts may be needed in order to meet the internal plans and market expectations. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that new or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on acceptance of our FirstWare applications and adoption of internet appliances.

Dependence on New Product Releases by Our Customers

Our customers’ new product introduction schedule may influence our ability to successfully take our new applications to market. Many of our customers’ new products would typically include our new offerings. These new devices play a critical role in increasing our core business average selling prices, as they offer added functionality, enhance additional sales of existing products, and enable other new product suites. Many of our customers’ current products were introduced prior to the release of our new application products.

Due to continued economic downturn and market uncertainties, many customers have delayed their product introductions, specifically in the notebook and non-PC segments. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products may be adversely affected.

Unfavorable Economic and Market Conditions

Adverse economic conditions worldwide have contributed to slowdowns in the PC and information appliance industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in capital spending by our customers;

•	Increased price competition for our products, partially as a consequence of price pressure in the PC markets; and

•	Delays in new product introduction and acceptance by our customers.

•	Higher operating expenses as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products, and introduce new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in process research and development costs; or

•	Become subject to litigation.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

We have not made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter resulting in variability in our quarterly earnings.

Entrance Into New or Developing Markets

As we focus on new market opportunities, we will increasingly compete with large, established suppliers as well as startup companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of service and support may increase in the future. There can be no assurance that we can provide products, service, and support to effectively compete for these market opportunities. Further, provision of greater levels of services by us may result in a delay in the timing of revenue recognition.

Litigation Risks

From time to time, we become involved in litigation claims and disputes in the ordinary course of business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the lawsuits in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this Report.

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2002, we had been issued 41 patents in the U.S. and had 61 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 70 patents with respect to our current product offerings and have 175 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. These leading software and semiconductor companies, in their endeavors to add value, incorporate features or functions provided by us either in the silicon or in the operating system. Therefore, we must continuously create new features and functions to sustain, as well as increase, our software’s added value to OEMs/ODMs. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top tier engineering, sales, marketing, and administrative personnel. Security and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all lines of businesses despite the current economic downturn. Accordingly, failure to attract, retain and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. We might not be able to execute our business plan if we were to lose the services of any of our key personnel. Some of our executives and key employees joined us only recently and have had only a limited time to work together.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of September 30, 2002, one customer, Fujitsu Limited, accounted for 18% of our total accounts receivable.

Competition

We compete for BIOS sales primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms than us. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations and financial condition. We also compete for system software business with other independent suppliers, and other small BIOS companies.

In the FirstWare applications software area, as with BIOS, we compete with in-house solutions to access the protected area of hard drives. Our applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions.

FirstView Connect and the related information appliance products compete with products from other operating system and software developers, who may have greater resources than us. We also compete with smaller embedded software integrators who may have been focused on certain segments of the information appliance market.

International Sales and Activities

Revenues derived from the international operations of our BIOS and FirstBIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, Hungary, the Netherlands, Japan, Korea, Taiwan, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

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

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are mostly denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2002 market rates would be immaterial on our net income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be contained in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2003 annual meeting of its stockholders (the “Proxy Statement”) in the sections captioned “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by this reference. See also Item 4 above for certain information required by this Item with respect to the Company’s executive officers.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information contained in the section captioned, “Executive Compensation” in the Proxy Statement to be filed.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from the information contained in the sections captioned, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement to be filed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section is incorporated by reference from the information contained in the section captioned, “Certain Transactions” in the Proxy Statement to be filed.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Changes in internal controls.    There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Index to Consolidated Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are filed as part of this report on Form 10-K:

2.  Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

3.  See Item 15(c)

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 2002. Information regarding the items reported on is as follows:

Date	Item Reported On

July 23, 2002	The Company announced that it entered into an agreement to tender its shares in inSilicon to Synopsys, Inc.

(c)  Exhibits

Exhibit Number	Description
2.1
Asset Acquisition Agreement among Phoenix, Ravisent I.P., Inc., Ravisent Operating Company, Inc., Ravisent Technologies Internet Appliance Group, Inc., and Ravisent Technologies, Inc., dated March 21, 2001 (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

2.2
Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

2.3	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2
By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1
1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

10.2†
Agreement dated December 18, 1995 between Intel Corporation and Phoenix (incorporated herein by reference to Exhibit 10.24 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 1995, as amended by Form 10-Q/A-1, SEC file number 0-17111).

10.3
Standard Industrial Lease—Full Net between The Equitable Life Assurance Society of the United States as Landlord and Phoenix as Tenant dated as of May 15, 1996 for that certain property located at 411 E. Plumeria Drive, San Jose, California (incorporated herein by reference to Exhibit 10.20 to Phoenix’s Report on Form 10-Q for the quarter ended June 30, 1996, SEC file number 0-17111).

10.4
1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.5	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.6	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.7
Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.8†
Master Original Equipment Manufacturer (OEM) Software License Agreement, dated September 10, 1997, between Phoenix and Intel Corporation (incorporated herein by reference to Exhibit 10.37 to the 10-K of Award Software International, Inc. for the year ended December 31, 1997, SEC file number 0-28904).

10.9
Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.10	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.11
Employment Agreement, dated January 4, 2001, between Phoenix and John M. Greeley (incorporated herein by reference to Exhibit 10.68 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

10.12
Employment Agreement, dated January 4, 2001, between Phoenix and Linda V. Moore (incorporated herein by reference to Exhibit 10.69 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

Exhibit Number	Description

10.13	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.14	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.15	Employment Agreement, dated April 30, 2001, between Phoenix and Timothy D. Eades.

10.16	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs.

10.17	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney. See signature page.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

†	The Securities and Exchange Commission has granted confidential treatment for portions of this document.

(d)  See Item 15(a)2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/S/ ALBERT E. SISTO
Albert E. Sisto Chairman, President and Chief Executive Officer Date: November 22, 2002

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Linda V. Moore, Albert E. Sisto and John M. Greeley jointly and severally, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this Registration Statement on Form 10-K, and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, and ratifying and confirming all that the attorney-in-facts and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ ALBERT E. SISTO Albert E. Sisto Chairman, President and Chief Executive Officer Date: November 22, 2002	/S/ JOHN M. GREELEY John M. Greeley Principal Financial and Accounting Officer Date: November 22, 2002

/S/ TAHER ELGAMAL Taher Elgamal Director Date: November 22, 2002	/S/ GEORGE C. HUANG George C. Huang Director Date: November 22, 2002

/S/ EDMUND P. JENSEN Edmund P. Jensen Director Date: November 22, 2002	/S/ ANTHONY SUN Anthony Sun Director Date: November 22, 2002

/S/ ANTHONY P. MORRIS Anthony P. Morris Director Date: November 22, 2002	/S/ DAVID S. DURY David S. Dury Director Date: November 22, 2002

I, Albert E. Sisto, certify that:

1.	I have reviewed this annual report on Form 10-K of Phoenix Technologies Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002

/S/ ALBERT E. SISTO
Albert E. Sisto Chief Executive Officer (Principal Executive Officer)

I, John M. Greeley, certify that:

1.	I have reviewed this annual report on Form 10-K of Phoenix Technologies Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002

/S/ JOHN M. GREELEY
John M. Greeley Chief Financial Officer (Principal Financial Officer)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California
October 15, 2002

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$25,156	$30,044
Short-term investments	51,156	2,950
Accounts receivable, net of allowances of $1,903 and $1,939 at September 30, 2002 and 2001, respectively	14,612	18,921
Prepaid royalties and maintenance	2,410	958
Deferred income taxes	2,503	4,673
Other current assets	2,261	6,346
Current assets from discontinued operations	—	37,013

Total current assets	98,098	100,905
Property and equipment, net	8,212	9,388
Computer software costs, net	14,628	10,690
Goodwill and intangible assets, net	13,600	10,225
Deferred income taxes	10,104	9,256
Prepaid royalties—non current	6,470	4,180
Other assets	2,174	2,359
Non current assets from discontinued operations	—	15,263

Total assets	$153,286	$162,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,691	$2,291
Accrued compensation and related liabilities	7,670	8,127
Deferred revenue	4,180	1,964
Income taxes payable	8,620	2,835
Other accrued liabilities	4,442	3,556
Current liabilities from discontinued operations	—	9,705

Total current liabilities	26,603	28,478
Long-term obligations	726	638
Long-term obligations from discontinued operations	—	513

Total liabilities	27,329	29,629

Minority interest from discontinued operations	—	12,941

Stockholders’ equity:
Preferred stock, $0.10 par value, 500 shares authorized, none issued	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,283 and 30,114 shares issued, 26,299 and 25,239 shares outstanding at September 30, 2002 and 2001, respectively	31	30
Additional paid-in capital	178,427	166,118
Deferred compensation	(626)	(710)
Retained earnings	30,998	35,888
Accumulated other comprehensive loss	(2,127)	(1,890)
Less: Cost of treasury stock (4,984 and 4,875 shares at September 30, 2002 and 2001, respectively)	(80,746)	(79,740)

Total stockholders’ equity	125,957	119,696

Total liabilities and stockholders’ equity	$153,286	$162,266

See Notes to Consolidated Financial Statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,
	2002	2001	2000
Revenues:
License fees	$84,806	$90,229	$106,158
Services	8,274	12,129	13,551

Total revenues	93,080	102,358	119,709

Cost of revenues:
License fees	5,015	2,298	1,893
Services	5,830	14,930	16,498
Amortization of purchased technology	3,062	810	—

Total cost of revenues	13,907	18,038	18,391

Gross Margin	79,173	84,320	101,318
Operating expenses:
Research and development	27,564	34,412	31,302
Sales and marketing	32,468	27,899	23,540
General and administrative	18,515	19,813	16,377
Amortization of goodwill and acquired intangible assets	2,322	1,145	—
Stock-based compensation	459	734	147
Restructuring and related charges	3,465	1,477	1,270

Total operating expenses	84,793	85,480	72,636

Operating income (loss) from continuing operations	(5,620)	(1,160)	28,682
Interest and other income, net	429	1,774	2,772
Gain (loss) on investments	161	(2,022)	—

Income (loss) from continuing operations before income taxes	(5,030)	(1,408)	31,454
Income tax expense (benefit) from continuing operations	(1,710)	1,221	9,252

Income (loss) from continuing operations	(3,320)	(2,629)	22,202
Discontinued operations:
Income (loss) from inSilicon, less applicable income taxes (benefit) of $489, ($2,053), and $587 for the years ended 2002, 2001, and 2000, respectively	(6,851)	(15,373)	(1,300)
Gain on disposal of inSilicon, less applicable income taxes of $13,559, and includes inSilicon income tax (benefit) of ($ 169) for operating losses during the phaseout period	5,281	—	—

Loss from discontinued operations	(1,570)	(15,373)	(1,300)

Net income (loss)	$(4,890)	$(18,002)	$20,902

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.13)	$(0.10)	$0.90
Discontinued operations	$(0.06)	$(0.62)	$0.05

Net Income (loss)	$(0.19)	$(0.72)	$0.85

Diluted
Income (loss) from continuing operations	$(0.13)	$(0.10)	$0.82
Discontinued operations	$(0.06)	$(0.62)	$0.05

Net Income (loss)	$(0.19)	$(0.72)	$0.77

Shares used in earnings (loss) per share calculation:
Basic	25,852	25,141	24,720
Diluted	25,852	25,141	27,120

See Notes to Consolidated Financial Statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, SEPTEMBER 30, 1999	24,036	$27	$109,450	$—	$32,988	$(869)	$(42,674)	$98,922
Stock purchases under option and purchase plans	2,481	2	18,289	—	—	—	—	18,291
Stock warrants exercised	102	—	—	—	—	—	—	—
Net proceeds under inSilicon IPO	—	4	36,972	—	—	—	—	36,976
Changes in APIC due to issuance of INSN stock	—	(4)	(11,732)	—	—	—	—	(11,736)
Repurchase of common stock	(1,011)	—	—	—	—	—	(16,096)	(16,096)
Tax benefit on exercise of stock options			455	—	—	—	—	455
Stock-based compensation	—	—	147	—	—	—	—	147
Comprehensive income:
Net income	—	—	—	—	20,902	—	—	20,902	$20,902
Translation adjustment, net of tax of $230	—	—	—	—	—	439	—	439	439

Comprehensive income									$21,341

BALANCE, SEPTEMBER 30, 2000	25,608	29	153,581	—	53,890	(430)	(58,770)	148,300
Purchases under stock option and purchase plans	1,052	1	8,677	—	—	—	—	8,678
Changes in APIC due to issuance of INSN stock	—	—	4,013	—	—	—	—	4,013
Issuance of stock for ISI acquisition	75	—	1,303	—	—	—	—	1,303
Repurchase of common stock	(1,497)	—	—	—	—	—	(20,970)	(20,970)
Repurchase of Intel Warrant	—	—	(2,900)	—	—	—	—	(2,900)
Deferred compensation			1,101	(1,101)	—	—	—	—
Stock-based compensation	1	—	343	—	—	—	—	343
Amortization of deferred stock-based compensation	—	—	—	391	—	—	—	391
Comprehensive income:								—
Net income (loss)	—	—	—	—	(18,002)	—	—	(18,002)	$(18,002)
Translation adjustment, net of tax of $687	—	—	—	—	—	(1,460)	—	(1,460)	(1,460)

Comprehensive loss									$(19,462)

BALANCE, SEPTEMBER 30, 2001	25,239	30	166,118	(710)	35,888	(1,890)	(79,740)	119,696
Stock purchases under option and purchase plans	663	—	5,612	—	—	—	—	5,612
Changes in APIC due to issuance of INSN stock	—	—	30	—	—	—	—	30
Repurchase of common stock	(109)	—	—	—	—	—	(1,006)	(1,006)
Deferred compensation	—	—	291	(291)	—	—	—	—
Stock-based compensation	—	—	84	—	—	—	—	84
Amortization of deferred stock-based compensation	—	—	—	375	—	—	—	375
Issuance of stock for StorageSoft acquisition	506	1	5,999	—	—	—	—	6,000
Tax benefit on exercise of stock options	—	—	293	—	—	—	—	293
Comprehensive income:								—
Net income (loss)	—	—	—	—	(4,890)	—	—	(4,890)	$(4,890)
Translation adjustment, net of tax of $122	—	—	—	—	—	(237)	—	(237)	(237)

Comprehensive loss									$(5,127)

BALANCE, SEPTEMBER 30, 2002	26,299	$31	$178,427	$(626)	$30,998	$(2,127)	$(80,746)	$125,957

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(4,890)	$(18,002)	$20,902
Reconciliation to net cash provided by operating activities:
Net income (loss) from discontinued operations	6,851	15,373	1,300
Gain from sale of discontinued operations	(5,281)	—	—
Depreciation and amortization	10,416	7,123	4,031
Stock-based compensation	459	734	147
(Gain) Loss from sale of investments	(161)	2,022	—
Loss from disposal of fixed assets	351	—	—
Deferred income tax	(5,852)	(4,920)	492
Change in operating assets and liabilities:
Accounts receivable	5,030	14,248	(8,083)
Receivables from affiliates	1,083	(2,197)	2,583
Other assets	755	(233)	(1,432)
Prepaid royalties and maintenance	(3,592)	(5,093)	—
Accounts payable	(656)	(411)	(889)
Accrued compensation and related liabilities	(457)	(120)	(1,853)
Other accrued liabilities	697	(1,654)	(1,767)
Deferred revenue	1,966	(77)	(481)
Income taxes	1,870	(729)	(4,930)

Net cash provided by operating activities—continuing operations	8,589	6,064	10,020
Net cash provided by (used in) operating activities—discontinued operations	(5,854)	(987)	998

Net cash provided by operating activities	2,735	5,077	11,018

Cash flows from investing activities:
Proceeds from sale of investments	112,743	34,037	344,502
Purchases of investments	(160,472)	(10,381)	(330,418)
Purchases of property and equipment	(3,899)	(2,741)	(4,212)
Proceeds from sale of inSilicon	41,374	—	—
Acquisition of businesses, net of cash acquired	(7,353)	(21,666)	—

Net cash provided by (used in) investing activities—continuing operations	(17,607)	(751)	9,872
Net cash provided by (used in) investing activities—discontinued operations	(2,457)	19,372	(28,411)

Net cash provided by (used in) investing activities	(20,064)	18,621	(18,539)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	5,612	8,678	18,291
Repurchase of common stock	(1,006)	(20,970)	(20,322)
Repurchase of warrant	—	(2,900)	—
Repayment of long-term obligations	—	(1,139)	—
Proceeds from borrowings	—	325	—

Net cash provided by (used in) financing activities—continuing operations	4,606	(16,006)	(2,031)
Net cash provided by financing activities—discontinued operations	950	835	38,667

Net cash provided by (used in) financing activities	5,556	(15,171)	36,636

Effect of exchange rate changes on cash and cash equivalents	(237)	(1,460)	1,029

Net increase (decrease) in cash and cash equivalents	(12,010)	7,067	30,144
Change in cash and cash equivalents, discontinued operations	7,122	(21,242)	(10,798)
Cash and cash equivalents at beginning of period	30,044	44,219	24,873

Cash and cash equivalents at end of period	$25,156	$30,044	$44,219

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$2,083	$7,821	$11,138
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock related to acquisitions	$6,000	$1,303	$—

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in software to activate, secure, maintain, and connect personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. In addition to key products, Phoenix also provides support services, such as training, consulting, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, resellers, value-added resellers, system integrators, system builders, and generic PC (or “White Box”) manufacturers.

Note 2.    Summary of Significant Accounting Policies

Financial Statement Presentation.    The consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification.    Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current year presentation.

Foreign Currency Translation.    The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement transactions are translated at average exchange rates prevailing during each period.

Use of Estimates.    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates, including but not limited to, a) allowance for uncollectible accounts receivable; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs, sales allowances and taxes; and d) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangible assets, and prepaid royalties. Actual results could differ from those estimates. The operating results for year ended September 30, 2002 are not necessarily indicative of any other future period.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from OEMs/ODMs for initial, non-refundable royalties relating to volume royalty license agreements are recorded when all revenue recognition criteria have been met. The Company recorded $31.0 million of revenues from OEM/ODM customers relating to volume royalty license agreements in fiscal 2002 compared to $30.0 million in the prior year.

Non-recurring engineering service revenues are recognized on a time and materials basis or when contractual milestones are met. Contractual milestones involve the use of estimates and approximate the percentage-of-completion method. Software maintenance revenues are recognized ratably over the maintenance period, which is typically one year. Training and other service revenues are recognized as the services are performed. Amounts billed in advance for licenses and services that are in excess of revenues recognized are recorded as deferred revenues.

Provisions are made for doubtful accounts and estimated sales allowances.

Cash Equivalents.    The Company considers all highly liquid securities purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Investments.    Short-term investments represent marketable securities acquired with original maturities ranging from three months to one year. The Company had short-term investments of $51.2 million and $3.0 million as of September 30, 2002 and 2001, respectively, which consisted only of auction instruments. The fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material. The cost of securities sold and the fair value of securities are based on the specific identification method. Realized gains or losses and declines in value deemed to be other than temporary, if any, are reported in gain (loss) on investments in the consolidated statements of operations.

Historically, other investments have primarily consisted of equity investments in companies in which Phoenix does not have significant influence, which is usually when ownership is less than 20%. At September 30, 2002 and 2001, the Company had $nil and $0.3 million of equity investments, respectively, which are recorded in other long-term assets. These investments are accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments in publicly held companies are recorded at fair value as measured by quoted market prices and investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Realized gains and losses are recorded in gain (loss) on investment when the related investments are sold and temporary fluctuations in values are recorded in other comprehensive income. In fiscal 2002, the Company recorded a gain of $0.2 million from the sale of its remaining equity investment. Net loss on investment in fiscal 2001 was $2.0 million, resulting from $2.7 million of write-down offset by $0.7 million of gain on sale of investments.

The Company performs periodic reviews of its investments for impairment. The Company’s investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is other than temporary. The impairment charge is included in the gain (loss) on investment in the consolidated statements of operations. The

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s investments in privately held companies are considered impaired when a review of operations and other indicators of impairment show that the carrying value of the investment is not likely to be recoverable. Such indicators include operating losses, significant cash outflows, prices of subsequent issuances of equity securities, and limited liquidity. Impaired investments in privately held companies are written down to estimated fair value, which is the amount the Company believes is recoverable from its investments. Impairment write-downs when deemed other than temporary create a new carrying value for both publicly and privately held investments and the Company does not realize gains from subsequent increases in fair value in excess of the new carrying value until disposition. In fiscal 2001, the Company recorded an impairment charge of $2.7 million relating to equity investment. The Company did not record any impairment of its investments during fiscal 2002.

Fair Value of Financial Instruments.    The carrying values of the Company’s financial instruments, including accounts receivable, accounts payable, and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The duration is less than 90 days. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. One customer, Fujitsu Limited, accounted for 18% and 24% of accounts receivable as of September 30, 2002 and 2001, respectively.

Prepaid Royalties.    The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2002, the remaining useful life of the assets ranges from 1 to 4 years. Net prepaid royalties for third party licenses were $8.9 million and $5.1 million, at September 30, 2002 and 2001, respectively.

Property and Equipment.    Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Computer Software Costs.    Computer software costs consist of purchased software acquired through business combinations and capitalized under the provisions of Statement of Financial Accounting Standards No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally five to six years, using the straight-line method.

Goodwill and intangible assets.    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Purchased intangibles primarily represent trade names. As described further under “Recent Accounting Pronouncements,” the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets,” in July 2001. In accordance with SFAS 142, the Company has continued to

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortize goodwill related to acquisitions completed prior to July 1, 2001, with amortization ceasing on October 1, 2002, the date the Company adopts SFAS 142. The goodwill balances associated with acquisitions completed prior to July 1, 2001, were amortized over five to six years using the straight-line method. Identifiable purchased intangibles are currently amortized over nine years using the straight-line method.

Impairment of goodwill and other long-lived assets.    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. These indicators may be a significant industry downturn, a significant decline in the market value of the Company, or significant reductions in projected future cash flows of operating segments. Pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ” (“SFAS 121”), recoverability of long-lived assets is based on an estimate of future undiscounted cash flows to initially determine whether impairment should be measured. Measurement of impairment charges for long-lived assets is based on the fair value of the assets. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management’s best estimates at the time the tests are performed, using appropriate assumptions and projections. Management relies on a number of factors including operating results, business plans, budgets, and economic projections. In addition, management’s evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Pursuant to SFAS 121, the Company performed an assessment of the carrying value of its long-lived assets to be held and used, including goodwill and other intangible assets recorded in connection with its various acquisitions. The test was performed by comparing the undiscounted expected cash flows for a five-year period (the estimated life of the assets), to the carrying amount of the goodwill and other intangible assets resulting from the business combinations. The assumptions supporting the estimated cash flows reflect management’s best estimates. Based on the results of the test, Phoenix determined that no impairment charges were required in fiscal 2002, 2001, and 2000.

Income Taxes.    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

Stock-Based Compensation.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company has adopted the disclosure only criteria, described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See Note 11 for more details.

Computation of Earnings (loss) per Share.    Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. The Company included outstanding options in the diluted earnings per share computation for the year ended September 30, 2000. However, for the years ended September 30, 2002 and 2001, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and indefinite-lived intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. The Company will adopt SFAS 142 on October 1, 2002 when its new fiscal year begins. The Company is in the process of performing the impairment test and has not determined the impact, if any.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company will adopt SFAS 144 on October 1, 2002 when its new fiscal year begins and does not expect the adoption will have a material effect on the Company’s operating results or financial condition at the time of adoption.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. SFAS 146 also requires that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Note 3.    Business Combinations

In January 2002, the Company acquired certain assets of StorageSoft, a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to an Asset Acquisition Agreement dated December 21, 2001. With the acquisition, the Company further expands its next-generation FirstWare™ product line and distribution channels in the generic PC manufacturing and PC system builder markets.

During fiscal 2001, the Company completed two business combinations. In February 2001, Phoenix acquired Integrity Sciences, a provider of core computer security products, which developed and marketed strong password technology. In March 2001, Phoenix acquired certain assets of Ravisent Technologies, a provider of digital audio and video software solutions and internet appliance technology. There were no acquisitions or business combinations during fiscal 2000.

The acquisition of Integrity Sciences includes an earn-out agreement over a five year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments have been earned through September 30, 2002.

All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets for the fiscal periods ended after the date of the acquisition. The results of operations from the date of acquisition through September 30, 2002 are included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2002 and 2001.

The following is a summary of purchase consideration for the acquisitions (in thousands):

Acquired company	Cash	Phoenix’s Common Stock	Transaction Cost	Total Consideration	Comments
Fiscal 2002:
StorageSoft, Inc.	$6,906	$6,000	$447	$13,353	Issued 506 shares

Fiscal 2001:
Integrity Sciences, Inc.	2,500	1,303	89	3,892	Issued 75 shares
Ravisent Technologies, Inc.	17,750	—	1,289	19,039

Fiscal 2001 Subtotal	$20,250	$1,303	$1,378	$22,931

The total purchase consideration was allocated to the fair value of the net assets acquired as follows (in thousands):

Acquired company	Total tangible assets	Purchased technology	Other intangible assets	Goodwill	Total purchase consideration
Fiscal 2002:
StorageSoft, Inc.	$656	$7,000	$630	$5,067	$13,353

Fiscal 2001:
Integrity Sciences, Inc.	—	3,400	—	492	3,892
Ravisent Technologies, Inc.	—	8,100	—	10,939	19,039

Fiscal 2001 Subtotal	$—	$11,500	$—	$11,431	$22,931

The amounts allocated to purchased technologies (computer software costs) are being amortized over five to six years on a straight-line basis. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased technology. Amortization charged to costs of revenues was

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.0 million, $0.8 million and $nil, during fiscal 2002, 2001, and 2000, respectively. Accumulated amortization of purchased technology costs was $3.9 million and $0.8 million at September 30, 2002 and 2001, respectively. The unamortized purchased technology costs were $14.6 million and $10.7 million as of September 30, 2002 and 2001, respectively.

The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The amounts allocated to Goodwill associated with acquisitions completed prior to July 1, 2001, are being amortized using straight-line method over the estimated useful lives of five to six years. Goodwill associated with acquisitions completed subsequent to June 30, 2001 is not being amortized. Amortization of Goodwill and Other Intangible assets was $2.3 million, $1.1 million and zero, during fiscal 2002, 2001, and 2000, respectively. Accumulated amortization was $5.2 million and $3.0 million at September 30, 2002 and 2001, respectively. The unamortized balances were $13.6 million and $10.2 million as of September 30, 2002 and 2001, respectively. Goodwill acquired in both fiscal 2002 and 2001 were deductible for income tax purposes.

For comparative purposes, the pro forma adjusted net income (loss) per share excluding amortization of goodwill, as if SFAS 142 was adopted at the beginning of the respective periods, is as follows (in thousands, except per share amounts):

	Years Ended September 30,
	2002	2001	2000
Net income (loss)	$(4,890)	$(18,002)	$20,902
Add back SFAS 142 Adjustments:
Amortization of goodwill, net of tax	1,362	687	—

Adjusted net income (loss)	(3,528)	(17,315)	20,902

Basic earnings (loss) per share	$(0.19)	$(0.72)	$0.85
Add back SFAS 142 Adjustments:
Amortization of goodwill, net of tax	0.05	0.03	—

Pro forma adjusted basic earnings (loss) per share	$(0.14)	$(0.69)	$0.85

Diluted earnings (loss) per share	$(0.19)	$(0.72)	$0.77
Add back SFAS 142 Adjustments:
Amortization of goodwill, net of tax	0.05	0.03	—

Pro forma adjusted diluted earnings (loss) per share	$(0.14)	$(0.69)	$0.77

The following unaudited pro forma information shows the results of the Company’s operations for the years ended September 30, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations (in thousands).

	Years Ended September 30,
	2002	2001
Revenue	94,715	108,194
Net loss	(4,992)	(20,564)
Loss per share:
Basic	(0.19)	(0.82)
Diluted	(0.19)	(0.82)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Discontinued Operations

On September 19, 2002, the Company completed the sale of its majority owned subsidiary, inSilicon, to Synopsys. Under the terms of the cash tender offer agreement with Synopsys, the Company tendered and sold 10,450,010 inSilicon shares, or 100% of its ownership interest in inSilicon for $4.05 per share. Included under the caption of “Discontinued Operations” in the Consolidated Statements of Operations are (1) loss from discontinued operations and (2) gain on disposal of discontinued operations, net of tax. In fiscal 2002, loss from discontinued operations of $6.9 million represents inSilicon’s loss, net of tax provision of $0.5 million, from the beginning of the period through July 23, 2002, the date the Company announced its agreement with Synopsys to sell inSilicon. Net gain on disposal of $5.3 million includes two components: (1) a pretax gain of $20.6 million after a tax provision of $13.5 million, and (2) inSilicon’s loss of $1.8 million after a tax benefit of $0.2 million, which was incurred during the phase-out period between July 24, 2002 and September 19, 2002. Furthermore, the sale of inSilicon generated net cash proceeds of $41.4 million after transaction costs of $0.9 million.

Also, as a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

Revenues and loss from discontinued operations through July 23, 2002 consisted of the following (in thousands):

	Years ended September 30 ,
	2002	2001	2000
Revenues	$15,568	$19,079	$24,676
Loss, net of tax	$(6,851)	$(15,373)	$(1,300)

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2002	2001
Equipment	$23,218	$20,912
Leasehold improvements	5,009	4,667
Furniture and fixtures	3,582	2,984

	31,809	28,563
Less accumulated depreciation and amortization	(23,597)	(19,175)

Property and equipment, net	$8,212	$9,388

Depreciation and amortization expense related to property and equipment totaled $5.0 million, $5.1 million, and $4.0 million for fiscal 2002, 2001, and 2000, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Years ended September 30,
	2002	2001	2000
Income (loss) from continuing operations	$(3,320)	$(2,629)	$22,202
Discontinued operations	(1,570)	(15,373)	(1,300)

Net income (loss)	$(4,890)	$(18,002)	$20,902

Weighted average common shares outstanding	25,852	25,141	24,720

Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	2,125
Warrants	—	—	275

Total dilutive securities	—	—	2,400

Weighted average diluted common and equivalent shares outstanding	25,852	25,141	27,120

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.13)	$(0.10)	$0.90
Discontinued operations	(0.06)	(0.62)	(0.05)

Net income (loss)	$(0.19)	$(0.72)	$0.85

Diluted
Income (loss) from continuing operations	$(0.13)	$(0.10)	$(0.82)
Discontinued operations	(0.06)	(0.62)	(0.05)

Net income (loss)	$(0.19)	$(0.72)	$0.77

The dilutive potential common shares that were anti-dilutive for fiscal 2002 and 2001 amounted to 442,000 and 1,114,000 shares, respectively.

Note 7.    Restructuring Charges

Restructuring charges during fiscal 2002, 2001, and 2000, were $3.5 million, $1.5 million, and $1.3 million in fiscal 2002, 2001, and 2000, respectively.

2002 Charges

In October 2001, the Company announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce, including several senior management positions. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million of severance charges in the first quarter of fiscal 2002 and $0.4 million credit in the fourth quarter of fiscal 2002. At September 30, 2002, all terminations were completed and approximately $3.2 million of the severance and outplacement expenses were paid, and the remaining $0.3 million is expected to be paid through the third quarter of fiscal 2004.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Charges

In April 2001, in efforts to optimize operational efficiency and change its business strategy to address changes in customer demands, the Company reduced its global workforce by approximately 70 employees across all business functions. All terminations were completed as of September 30, 2001. The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001 and all charges were paid as of December 31, 2001.

2000 Charges

In the fourth quarter of fiscal 2000, the Company recorded a restructuring charge of approximately $1.3 million for severance benefits associated with the elimination of three management positions. The charges were related to the streamlining of certain management functions in Taiwan and North America. All terminations were completed as of September 30, 2000.

Note 8.    Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years ended September 30,
	2002	2001	2000
Current:
Federal	$—	$—	$128
State	30	30	613
Foreign	4,112	6,111	8,019

Total current	4,142	6,141	8,760
Deferred:
Federal	(4,492)	(3,741)	(302)
State	(1,117)	(1,003)	794
Foreign	(243)	(176)	—

Total deferred	(5,852)	(4,920)	492

Income tax expense (benefit) from continuing operations	$(1,710)	$1,221	$9,252

U.S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years ended September 30,
	2002	2001	2000
U.S.	$(14,181)	$(3,018)	$14,038
Foreign	9,151	1,610	17,416

Income (loss) from continuing operations before income taxes	$(5,030)	$(1,408)	$31,454

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the United States Federal statutory rate to the Company’s income tax expense (benefit) from continuing operations is as follows (in thousands):

	Years ended September 30,
	2002	2001	2000
Tax at U.S. Federal statutory rate	$(1,761)	$(493)	$11,009
State taxes, net of federal tax benefit	(706)	(633)	1,024
Research and development tax credits	(1,034)	(708)	(789)
Non-deductible merger and acquisition costs	—	48	16
Deferred compensation	161	257	58
Effect of foreign earnings taxed at less than U.S. rate	(578)	—	(295)
Effect of extraterritorial income exclusion/foreign sales corporation	(158)	(399)	(1,438)
Foreign taxes	2,220	3,618	—
Other	146	(469)	(333)

Income tax expense (benefit) from continuing operations	$(1,710)	$1,221	$9,252

The components of net deferred tax assets and liabilities are as follow (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Foreign tax credits	$6,038	$4,508
Research and development tax credits	2,554	7,235
Minimum tax carryforward	982	1,215
Miscellaneous reserves and accruals	4,071	3,178
Depreciation	1,204	1,073
Intangible assets	4,394	1,393
Unrealized loss on investment	625	1,086
Net operating loss carryforwards	—	1,046
Other	35	111

Total	19,903	20,845
Less valuation allowance	(5,368)	(6,202)

Net deferred tax assets	14,535	14,643
Deferred tax liabilities:
Unremitted foreign earnings	1,913	691
Other	15	23

Total deferred tax liabilities	1,928	714

Net deferred tax assets	$12,607	$13,929

Due to the uncertainty surrounding the timing of the realization of the benefit of certain tax attributes in future tax returns, the Company has recorded a valuation allowance against otherwise recognizable net deferred tax assets. Realization of the Company’s net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if future taxable income is not realized.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net undistributed earnings of certain foreign subsidiaries amounted to approximately $16.9 million as of September 30, 2002. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.0 million.

As of September 30, 2002, the Company had available for U.S. Federal income tax purposes foreign tax credits of $2.2 million, which expire in the years 2003 through 2004, if not utilized. The Company’s federal and state research and development tax credit carryforwards for income tax purposes are approximately $2.3 million and $0.5 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in fiscal 2015.

Note 9.    Segment Reporting

As part of the restructuring program announced in October 2001, Phoenix implemented a re-organization that aligned its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The new organization is structured by function. Also, due to the sale of inSilicon on September 19, 2002, inSilicon is no longer presented as a separate operating segment and its operations are classified as discontinued operations. The financials for the prior periods have also been reclassified to reflect these results as discontinued operations. See discussions under “Note 4— Discontinued Operations” for more details.

The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results as a single segments: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the Chief Operating Decision Maker and disclosure of revenues and operating expenses. The Chief Operating Decision Maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Phoenix’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Years ended September 30,
	2002	2001	2000
Revenues:
North America	$22,233	$22,786	$24,942
Japan	35,390	43,859	44,824
Taiwan	22,777	20,970	38,017
Other Asian Countries	7,384	9,744	4,960
Europe	5,296	4,999	6,966

Total	$93,080	$102,358	$119,709

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income (loss) from foreign operations was approximately $8.7 million, ($0.6 million), and $1.0 million for fiscal 2002, 2001, and 2000, respectively.

One customer, Fujitsu Limited, accounted for 14%, 11% and 18% of total revenues in fiscal 2002, 2001, and 2000, respectively. Another customer, Sony Corporation, accounted for 14% of revenues in fiscal 2001. No other customer accounted for more than 10% of revenues in fiscal 2002, 2001, or 2000.

Note 10.    Commitments

Operating Leases

The Company has commitments related to office facilities under operating leases. Total rent expense was $5.1 million, $4.9 million, and $4.7 million in fiscal 2002, 2001, and 2000, respectively.

On September 30, 2002, future minimum operating lease payments required are as follows (in thousands):

Years ending September 30,
2003	$4,763
2004	2,844
2005	1,438
2006	981
2007	950
2008 and thereafter	1,366

Total minimum lease payments	$12,342

Prepaid Royalties

In June 2001 and July 2002, the Company entered into agreements to license third party software that would be incorporated into certain of its products. The Company is committed to pay $0.9 million and $0.8 million in fiscal 2003 and 2004, respectively, for these licenses.

Note 11.    Stockholders’ Equity

Sales of Common Stock and Issuance of Warrants.    In February 2001, the Company repurchased from Intel Corporation the outstanding warrant to purchase approximately 1,074,000 shares of Phoenix Technologies common stock for approximately $2.9 million in cash. The repurchase was to eliminate potential dilution to the Company’s existing shareholders. Under the original agreement entered in February 1996, the Company sold approximately 895,000 newly issued, unregistered shares of its common stock and a warrant to purchase approximately 1,074,000 additional shares of its common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vested over a four-year period, beginning in December 1996.

Stock Repurchase Program.    In February 2001, the Board of Directors authorized a program to repurchase up to $30.0 million of outstanding shares of common stock over a 12-month period. In August 2000, the Board of Directors authorized a program to repurchase up to $30.0 million of outstanding shares of common stock over a 24-month period. In fiscal 1999, the Board of Directors authorized two programs to repurchase outstanding shares of common stock. During fiscal 2002, the Company repurchased approximately 109,000 shares of its common stock at a cost of $1.0 million under the fiscal 2001 program. During fiscal 2001, the Company

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchased approximately 1,497,000 shares of common stock at a cost of $21.0 million under the fiscal 2001 and 2000 programs. During fiscal 2000, the Company repurchased approximately 1,011,000 shares of common stock at a cost of $16.1 million under the fiscal 2000 and 1999 programs.

Employee Stock Purchase Plan.    In February 2002, the stockholders approved the adoption of the Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan (“2001 ESPP”) and the reservation of 200,000 shares of common stock for issuance. Also in February 2002, the 2001 ESPP replaced the 1999 ESPP. The 2001 ESPP allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period, whichever is lower. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. As of September 30, 2002, approximately 31,000 shares had been issued under the 2001 ESPP and approximately 169,000 shares remained reserved for future issuance.

Stock Option Plans.    The Company has various incentive stock option plans for employees, officers, directors, consultants, and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant unless it is performance based. To date, all grants of incentive stock options, except for performance-based options, have been made at fair market value or greater. Options vest evenly over a period determined by the Company’s Board of Directors, generally four years, and have a term not exceeding ten years.

On April 9, 2002, the Company held a Special Meeting of its Shareholders at which the Shareholders approved the amendment to the 1999 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance by 950,000 shares.

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

Stock Options Exchange Program.    On December 6, 2001, the Company announced a voluntary stock option exchange program for its eligible employees. Members of Phoenix’s Board of Directors, employees who are considered officers for the purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended, and employees of inSilicon were not eligible to participate in this program. Under the program, Company employees were offered the opportunity, if they so chose, to cancel certain outstanding stock options previously granted to them under Phoenix Technologies Ltd. 1999 Stock Plan, in exchange for new options that would be granted from the same stock plan. The new options were three-fourths of the number of shares (split-adjusted) cancelled. Based on the program, those employees who chose to participate in the offer were required to tender all options granted since June 6, 2001. Approximately 209,000 stock options from 67 eligible employees with exercise prices from $9.15 to $28.56 were accepted and cancelled on January 22, 2002. Approximately 148,000 shares of new options were granted on July 23, 2002, six months and one day from the cancellation date, which was January 22, 2002. The exercise price of these new options was $7.76 per share, which was the closing price of the Company’s common stock on the last market trading day prior to the date of grant. This voluntary exchange program complied with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) and, accordingly, did not result in any compensation charges.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the option activity under the Company’s option plans for all periods presented (in thousands, except per-share amounts):

	Options Outstanding
	Shares	Weighted Average Exercise Price
Balance as of September 30, 1999	7,755	$ 8.90

Options granted	2,259	16.15
Options exercised	(2,254)	7.10
Options canceled	(1,861)	10.41

Balance as of September 30, 2000	5,899	11.92

Options granted	2,915	13.31
Options exercised	(911)	7.80
Options canceled	(1,180)	14.72

Balance as of September 30, 2001	6,723	12.66

Options granted	1,869	10.00
Options exercised	(525)	8.23
Options canceled	(2,179)	14.33

Balance as of September 30, 2002	5,888	$11.59

On September 30, 2002 and 2001, the number of shares exercisable and available for grant under all stock option plans were approximately 2,918,000 and 1,886,000, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2002 (in thousands, except per-share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 - $ 7.55	664	5.87	$ 5.75	430	$ 5.78
$ 7.69 - $ 9.70	1,427	8.24	8.83	494	8.62
$10.03 - $ 11.13	1,095	7.56	10.76	586	10.95
$11.19 - $ 13.75	1,078	7.91	12.81	462	12.62
$13.81 - $ 16.75	952	7.50	14.90	580	15.09
$16.88 - $ 28.56	672	7.52	17.98	366	18.09

$ 0.01 - $ 28.56	5,888	7.58	$11.59	2,918	$11.78

Amortization of deferred stock-based compensation.    The Company amortizes deferred stock-based compensation primarily for options granted to purchase Phoenix stock at exercises prices less than the fair market value on the measurement date. For fiscal 2002, amortization of deferred stock-based compensation was $375,000 and the unamortized deferred stock-based compensation at September 30, 2002 was $626,000. For fiscal 2001, amortization of deferred stock-based compensation was $391,000 and the unamortized deferred stock-based compensation at September 30, 2001 was $710,000. There was no unamortized deferred stock-based compensation for fiscal 2000.

Disclosures of Stock-Based Compensation Plans.    The Company accounts for its stock-based compensation plans in accordance with the provisions of APB 25. If compensation cost for the Company’s

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation plan had been determined based on the fair value method at the grant date, as prescribed in SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per-share amounts):

	Years ended September 30,
	2002	2001	2000
Net income (loss):
As reported	$(4,890)	$(18,002)	$20,902
Pro forma	$(7,996)	$(26,612)	$13,610
Basic earnings (loss) per share:
As reported	$ (0.19)	$ (0.72)	$ 0.85
Pro forma	$ (0.31)	$ (1.06)	$ 0.55
Diluted earnings (loss) per share:
As reported	$ (0.19)	$ (0.72)	$ 0.77
Pro forma	$ (0.31)	$ (1.06)	$ 0.50

The fair value of options granted in fiscal 2002, 2001, and 2000 reported below has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2002, 2001, and 2000:

	Employee Stock Options			Employee Stock Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected life from grant date (in years)	3.41	3.42	3.43	0.50	0.50	0.50
Risk-free interest rate	3.35%	4.94%	6.43%	2.18%	4.54%	6.28%
Volatility	0.80	0.78	0.72	0.75	0.76	0.88
Dividend yield	None	None	None	None	None	None

The weighted average estimated fair value of employee stock options granted during fiscal 2002, 2001, and 2000 was $6.90, $9.49, and $10.55 per share, respectively. The weighted average estimated fair value of shares granted under the ESPP Plans during fiscal 2002, 2001, and 2000 was $4.21, $5.65, and $5.21, respectively.

Note 12.    Retirement Plans

The Company has a retirement plan (“401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company matches employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal 2002, 2001, and 2000 were $0.7 million, $0.9 million, and $0.8 million, respectively.

Note 13.    Subsequent Events

In October 2002, the Board of Directors authorized the repurchase of up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. As of October 31, 2002, the Company repurchased approximately 1,333,000 shares of common stock at a cost of $4.9 million under this fiscal 2003 repurchase program.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2002
(in thousands)

Year Ended	Balance at Beginning of Year	Provisions	Deductions (1)	Other	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

September 30, 2002	$1,939	$1,255	$(1,536)	$245	$1,903
September 30, 2001	$1,545	$1,970	$(1,516)	$(60)	$1,939
September 30, 2000	$2,329	$1,030	$(1,749)	$(65)	$1,545

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable and sales returns.