Form 10-Q
period 2002-12-31
PHOENIX TECHNOLOGIES LTD
filed 2003-02-05
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

YES  ☒        NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.001	24,605,079
Class	Number of Shares Outstanding at December 31, 2002

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2002	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$24,891	$25,156
Short-term investments	35,698	51,156
Accounts receivable, net of allowances of $1,412 and $1,903 at December 31 and September 30, 2002, respectively	20,092	14,612
Prepaid royalties and maintenance	2,115	2,410
Deferred income taxes	2,503	2,503
Other current assets	2,792	2,261

Total current assets	88,091	98,098

Property and equipment, net	7,837	8,212
Computer software costs, net	13,790	14,628
Goodwill and intangible assets, net	13,582	13,600
Deferred income taxes	10,115	10,104
Prepaid royalties—non current	6,432	6,470
Other assets	2,220	2,174

Total assets	$142,067	$153,286

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,512	$1,691
Accrued compensation and related liabilities	9,527	7,670
Deferred revenue	6,254	4,180
Income taxes payable	2,725	8,620
Accrued restructuring charges—current	1,814	—
Other accrued liabilities	4,567	4,442

Total current liabilities	26,399	26,603

Long-term obligations	1,462	726

Total liabilities	27,861	27,329

Stockholders’ equity:
Preferred stock, $.10 par value, 500 shares authorized, none issued	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,390 and 31,283 shares issued, 24,605 and 26,299 shares outstanding at December 31 and September 30, 2002, respectively	31	31
Additional paid-in capital	179,432	178,427
Deferred compensation	(903)	(626)
Retained earnings	26,068	30,998
Accumulated other comprehensive loss	(2,053)	(2,127)
Less: Cost of treasury stock (6,785 and 4,984 shares at December 31 and September 30, 2002, respectively)	(88,369)	(80,746)

Total stockholders’ equity	114,206	125,957

Total liabilities and stockholders’ equity	$142,067	$153,286

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31,
	2002	2001
Revenues	$21,894	$25,089
Cost of revenues	4,382	3,477

Gross margin	17,512	21,612

Operating expenses:
Research and development	7,630	7,574
Sales and marketing	8,637	7,991
General and administrative	3,353	3,672
Amortization of goodwill and acquired intangible assets	18	567
Stock-based compensation	83	56
Restructuring and related charges	5,465	3,925

Total operating expenses	25,186	23,785

Operating loss from continuing operations	(7,674)	(2,173)

Interest and other income, net	89	207

Loss from continuing operations before income taxes	(7,585)	(1,966)
Income tax benefit from continuing operations	(2,655)	(715)

Loss from continuing operations	(4,930)	(1,251)

Discontinued operations:
Loss from inSilicon, net of income taxes of $170	—	(2,973)

Net loss	$(4,930)	$(4,224)

Earnings per share:
Basic and diluted
Loss from continuing operations	$(0.20)	$(0.05)
Discontinued operations	—	(0.12)

Net loss	$(0.20)	$(0.17)

Shares used in earnings per share calculation:
Basic and diluted	24,947	25,208

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,930)	$(4,224)
Reconciliation to net cash used in operating activities:
Loss from discontinued operations	—	2,973
Depreciation and amortization	1,979	2,321
Stock-based compensation	83	56
Gain from sale of investment	—	(161)
Change in operating assets and liabilities:
Accounts receivable	(5,480)	(5,824)
Receivables from affiliates	—	348
Other assets	(534)	229
Prepaid royalties and maintenance	295	(1,466)
Accounts payable	(179)	764
Accrued compensation and related liabilities	1,856	3,217
Accrued restructuring charges	2,599	—
Other accrued liabilities	78	32
Deferred revenue	2,074	3,588
Income taxes	(5,910)	(1,499)

Net cash provided by (used in) operating activities—continuing operations	(8,069)	354
Net cash used in operating activities—discontinued operations	—	(3,678)

Net cash used in operating activities	(8,069)	(3,324)

Cash flows from investing activities:
Proceeds from sale of investments	132,824	27,922
Purchases of investments	(117,366)	(37,547)
Purchases of property and equipment	(749)	(392)

Net cash provided by (used in) investing activities—continuing operations	14,709	(10,017)
Net cash used in investing activities—discontinued operations	—	(15,862)

Net cash provided by (used in) investing activities	14,709	(25,879)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	644	767
Repurchase of common stock	(7,623)	(1,006)

Net cash used in financing activities—continuing operations	(6,979)	(239)
Net cash provided by financing activities—discontinued operations	—	268

Net cash provided by (used in) financing activities	(6,979)	29

Effect of exchange rate changes on cash and cash equivalents	74	(262)

Net decrease in cash and cash equivalents	(265)	(29,436)
Change in cash and cash equivalents, discontinued operations	—	19,136
Cash and cash equivalents at beginning of period	25,156	30,044

Cash and cash equivalents at end of period	$24,891	$19,744

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in software to activate, secure, maintain, and connect personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers. In addition to key products, Phoenix also provides support services, such as training, maintenance and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, resellers, value-added resellers, system integrators, system builders, and generic PC (or “White Box”) manufacturers.

The Company believes that its products and services enable customers who specify, develop and manufacture PCs, information appliances, as well as their underlying technology components like semiconductors, to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation and, hence, increasing their competitiveness.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company’s financial position, results of operations, and cash flows for the interim periods presented.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

On an on-going basis, the Company evaluates its estimates, including but not limited to, (a) allowance for uncollectible accounts receivable and sales returns; (b) accruals for royalty revenues; (c) accruals for employee benefits, restructuring and related costs, and taxes; and (d) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenues from platform and peripheral manufacturers (collectively, “OEMs/ODMs”) for initial and non-refundable royalties relating to volume royalty license agreements are recorded when all revenue recognition criteria have been met.

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

Reclassification

Certain amounts in the prior period’s financial statements have been reclassified to conform to the current year presentation.

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. For the three months ended December 31, 2002 and 2001, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.” Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. SFAS 146 also requires that if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and the adoption would not have a material effect on the Company’s historical operating results or financial condition. The standards will be applied prospectively.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company will adopt the disclosure requirements of SFAS 148 on January 1, 2003.

Note 3.    Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002. As required by SFAS 142, the Company discontinued amortizing goodwill as of the beginning of fiscal 2003. The remaining unamortized balance of goodwill of $13.0 million is subject to impairment testing on an annual basis, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Based upon the Company’s analysis, there was no impairment of goodwill or intangible assets on the adoption date.

On October 1, 2002, the Company also adopted SFAS 144, which supercedes both Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 provides a single accounting model for long-lived assets and requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial condition.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect since the first quarter of fiscal 2002 (in thousands, except per share amounts).

	Three months ended December 31,
	2002	2001
Reported net loss	$(4,930)	$(4,224)
Add back goodwill amortization, net of taxes	—	340

Adjusted net loss	$(4,930)	$(3,884)

Basic and diluted loss per share:
Reported net loss	$(0.20)	$(0.17)
Add back goodwill amortization, net of taxes	—	0.02

Adjusted net loss	$(0.20)	$(0.15)

Note 4.    Earnings (Loss) per Share

The following table presents the calculations of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended December 31,
	2002	2001
Loss from continuing operations	$(4,930)	$(1,251)
Discontinued operations	—	(2,973)

Net loss	$(4,930)	$(4,224)

Weighted average common shares outstanding for basic and diluted loss per share	24,947	25,208

Basic and diluted loss per share:
Loss from continuing operations	$(0.20)	$(0.05)
Discontinued operations	—	(0.12)

Net loss per share	$(0.20)	$(0.17)

The dilutive potential common shares that were anti-dilutive for the three months ending December 31, 2002 and 2001 amounted to 53,000 and 418,000 shares, respectively.

Note 5.    Discontinued Operations

On September 19, 2002, the Company completed the sale of its majority owned subsidiary, inSilicon Corporation (“inSilicon”) to Synopsys, Inc. (“Synopsys”). Under the terms of the cash tender offer agreement with Synopsys, the Company tendered and sold 10,450,010 inSilicon shares, or 100% of its ownership interest in inSilicon, for $4.05 per share. As a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 6.    Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three months ended December 31,
	2002	2001
Net loss	$(4,930)	$(4,224)
Change in accumulated foreign currency translation adjustments	74	(262)

Comprehensive loss	$(4,856)	$(4,486)

Note 7.    Restructuring Charges

Restructuring charges for the three months ended December 31, 2002 and 2001 were $5.5 million and $3.9 million, respectively.

In December 2002, Phoenix announced a restructuring program that identified and eliminated approximately 100 positions across all business functions from its global workforce and closed its offices in Irvine, California and Louisville, Colorado. This restructuring program was to re-position the Company’s global engineering services to enhance its engineering capabilities in the Asia Pacific region to provide better customer support and, accordingly, to reduce the Company’s cost structure in North America. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million and asset write-offs in the amount of $0.1 million. As of December 31, 2002, $0.4 million of the employee termination benefits have been paid. The remaining $2.5 million is expected to be paid through the fourth quarter of fiscal 2003 and is included under the caption of “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2002, none of the facilities exit expenses had been paid. $2.5 million of exit costs and net lease expenses are expected to be paid over the respective remaining lease terms through the third quarter of fiscal 2009. The unpaid portion of facilities exit expenses is included under the captions “Accrued restructuring charges—current” and “Long-term obligations” in the Condensed Consolidated Balance Sheets.

In October 2001, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align the Company’s expense structure with market conditions with the objective of returning to profitability. This reduction resulted in a charge of $3.9 million for employee termination benefits in the first quarter of fiscal 2002 and a $0.4 million credit in the fourth quarter of fiscal 2002. As of December 31, 2002, $0.3 million of the accrued expenses remained unpaid and are expected to be paid through the fourth quarter of fiscal 2003. The unpaid employee termination benefits are included under the caption “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets.

Note 8.    Segment Reporting

Due to the sale of inSilicon on September 19, 2002, inSilicon is no longer presented as a separate operating segment and its operations are classified as discontinued operations. The financials for the prior periods have also been reclassified to reflect these results as discontinued operations. See discussions under “Note 5—Discontinued Operations” for more details.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results as a single segment: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the Chief Operating Decision Maker and disclosure of revenues and operating expenses. The Chief Operating Decision Maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Phoenix’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended December 31,
	2002	2001
Revenues:
North America	$5,669	$4,656
Japan	7,807	8,544
Taiwan	6,409	7,107
Other Asian Countries	1,138	3,031
Europe	871	1,751

Total	$21,894	$25,089

One customer, Fujitsu, accounted for 11% of total revenues for the three months ended December 31, 2002. Two customers, IBM and Sony, accounted for 11% and 10%, respectively, of total revenues for the three months ended December 31, 2001. No other customers accounted for more than 10% of total revenues during these periods.

Note 9.    Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first quarter of fiscal 2003, the Company repurchased approximately 1,801,000 shares of its common stock at a cost of $7.6 million under the fiscal 2003 program.

In February 2001, the Board of Directors authorized a program to repurchase up to $30.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first quarter of fiscal 2002, the Company repurchased approximately 109,000 shares of its common stock at a cost of $1.0 million under the fiscal 2001 program. The Company repurchased approximately 578,000 shares of common stock at a cost of $6.1 million under the fiscal 2001 program. The program was terminated in February 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to OEMs/ODMs and plans to improve and enhance existing products and develop new products.

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying pattern, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, and unexpected natural disasters. For a more detailed discussion of certain risks associated with our business, see the “Business Risks” section in our Annual Report on Form 10-K for the year ended September 30, 2002.

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

We believe that our products and services enable customers who specify, develop, and manufacture PCs, information appliances, as well as their underlying technology components like semiconductors, to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, we believe that the growth of the Internet and the corresponding introduction of new hardware architectures, microprocessors, peripheral equipment, and operating systems within the PC and information appliance industries has expanded the range of possible computing options, increased the value of system firmware or BIOS, created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, we have, through a combination of internal development and acquisitions, launched a series of product families to offer a range of complete solutions to our customers. In each case, Phoenix products at the core offer an intelligent, secure and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs, and taxes; and d) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

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

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated shipments made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $4.6 million of royalty revenues from our OEM/ODM customers as of December 31, 2002 compared with $4.9 million in the same period in fiscal 2002. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues from OEMs/ODMs for initial and non-refundable royalties relating to volume royalty license agreements are recorded when all revenue recognition criteria have been met. We recorded $6.6 million of revenues from OEM/ODM customers relating to volume royalty license agreements in the first quarter of fiscal 2003 compared to $10.7 million in the same quarter in fiscal 2002. These agreements were non refundable.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provision for doubtful accounts are recorded in general and administrative expenses. At December 31 and September 30, 2002, the allowance for sales and doubtful accounts was $1.4 million and $1.9 million, respectively. These estimates are based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Intangible assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At December 31 and September 30, 2002, these assets totaled $35.9 million and $37.1 million, respectively.

Prepaid royalties represent payments to several third party technology partners for their software that is incorporated into certain of our products. All other intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets was estimated based on the period over which the assets were expected to contribute directly and indirectly to the future cash flows. Under SFAS 142 goodwill is periodically assessed for impairment. See Note 3 of Notes to Consolidated Financial Statements for details on SFAS 142.

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The recorded values of intangible assets and goodwill are based on independent appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets.

In assessing the recoverability of these assets, we performed reviews and made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

Results of Operations

Revenues

Our products are generally designed into personal computer systems, information appliances and network security infrastructures. Revenues by geographic region for the three months ended December 31, 2002 and 2001 were as follows (in thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	2002	2001		2002	2001
North America	$5,669	$4,656	21.8%	25.9%	18.6%
Japan	7,807	8,544	(8.6)%	35.7%	34.1%
Taiwan	6,409	7,107	(9.8)%	29.3%	28.3%
Other Asian Countries	1,138	3,031	(62.5)%	5.2%	12.1%
Europe	871	1,751	(50.3)%	3.9%	6.9%

Total revenues	$21,894	$25,089	(12.7)%	100.0%	100.0%

Total revenues in the first quarter of fiscal 2003 decreased by 12.7% from the comparable period in fiscal 2002, primarily as a result of the continued global economic slowdown and softness in the PC market. Revenues from North America increased by 21.8%, primarily due to additional revenues from new customers. Revenues from Japan, Taiwan, Other Asian Countries and Europe decreased by 8.6%, 9.8%, 62.5% and 50.3%, respectively. The decrease was primarily due to the continued economic slowdown in the global economy, which had a significant impact on the PC market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues for the three months ended December 31, 2002 decreased to 80.0% from 86.1% in the comparable period of fiscal 2002. The decrease is due primarily to lower revenue and higher engineering service costs due to realignment of our global engineering resources to better support our customer needs. Amortization of purchased technologies from business combinations for the three months ended December 31, 2002 and 2001 were $0.8 million and $0.5 million, respectively. Excluding the amortization of purchased technologies, gross margin as a percentage of revenues for the three months ended December 31, 2002 decreased to 83.8% from 88.3% in the comparable period of fiscal 2002.

Research and Development Expenses

Research and development expenses were $7.6 million for the three months ended December 31, 2002, the same as in the first quarter of fiscal 2002. As a percentage of revenues, these expenses represented 34.8% and 30.2%, respectively. Research and development expenses increased due primarily to higher payroll and related compensation expenses as a result of the StorageSoft acquisition in the second quarter of fiscal 2002. This was offset by the expected savings from the restructuring program one year ago.

Sales and Marketing Expenses

Sales and marketing expenses were $8.6 million and $8.0 million for the three months ended December 31, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 39.4% and 31.9%, respectively. The increase was due primarily to increased marketing activities and increased payroll and related compensation expenses as a result of the StorageSoft acquisition in the second quarter of fiscal 2002. The increase was partially offset by the expected savings from the restructuring program one year ago.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $3.7 million for the three months ended December 31, 2002 and 2001, respectively. As a percentage of revenues, these expenses represented 15.3% and 14.6%, respectively. The decrease in general and administrative expenditures was due primarily to workforce reduction program implemented during the first quarter of fiscal 2002 and disciplines in discretionary spending.

Amortization Expenses

Amortization of goodwill and acquired intangible assets were $nil and $0.6 million for the three months ended December 31, 2002 and 2001, respectively. The decrease was due to the adoption of SFAS No. 142, which eliminates the amortization of goodwill. The Company adopted SFAS No. 142 on October 1, 2002.

Stock-Based Compensation

Stock-based compensation was $0.1 million for the three months ended December 31, 2002, the same as in the first quarter of fiscal 2002. Charges in these periods were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Restructuring Charges

Restructuring charges for the three months ended December 31, 2002 and 2001 were $5.5 million and $3.9 million, respectively.

In December 2002, we announced a restructuring program that identified and eliminated approximately 100 positions across all business functions from our global workforce, mostly in North America, and closed our offices in Irvine, California and Louisville, Colorado. This restructuring program was to re-position our global engineering services to enhance engineering capabilities in the Asia Pacific region to provide better customer support and, accordingly, to reduce our cost structure in North America. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million and asset write-offs in the amount of $0.1 million. As of December 31, 2002, $0.4 million of the employee termination benefits have been paid. The remaining $2.5 million is expected to be paid through the fourth quarter of fiscal 2003. As of December 31, 2002, none of the facilities exit expenses had been paid and $2.5 million is expected to be paid through the third quarter of fiscal 2009. As a result of this restructuring program, we expect pretax savings of approximately $8.0 million on an annualized basis starting from the second quarter of fiscal 2003.

In October 2001, we announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from our global workforce. This restructuring program was to align our expense structure with current market conditions with the objective of returning to profitability. This reduction resulted in a charge of $3.9 million for employee termination benefits in the first quarter of fiscal 2002 and a $0.4 million credit in the fourth quarter of fiscal 2002. As of December 31, 2002, approximately $3.2 million was paid and the remaining $0.3 million is expected to be paid through the fourth quarter of fiscal 2003.

Interest and Other Income, Net

Interest and other income, net, were $0.1 million and $0.2 million for the three months ended December 31, 2002 and 2001, respectively. Net interest and other income consists of interest income, which is primarily derived from cash and short-term investments, and gain on investments. In the first quarter of fiscal 2002, we recorded a gain of $0.2 million from the sale of our remaining equity investment in Transmeta Corporation.

Provision for Income Taxes

We recorded income tax benefits of $2.7 million and $0.7 million for the three months ended December 31, 2002 and 2001, respectively. The effective tax rate differed from the expected tax benefit derived by applying the U.S. federal statutory tax rate to the loss before taxes due to various federal and state tax credits and lower tax rates imposed on foreign earnings in certain jurisdiction.

Liquidity and Capital Resources

At December 31, 2002, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $60.6 million. We presently have no outstanding borrowings with banks or other potential creditors. The primary source of cash during the three months ended December 31, 2002 was net proceeds from sale of investments of $15.5 million. The primary uses of cash for the same period were $8.1 million from operating activities and $7.6 million for the repurchase of common stock.

We believe that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Business Risks

The additional following factors should be considered carefully when evaluating our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Fluctuations in Operating Results

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

Dependence on New Product Releases by Our Customers

Our customers’ new product introduction schedule may influence our ability to successfully take our new applications to market. Many of our customers’ new products would typically include our new offerings. Our new devices play a critical role in increasing our core business average selling prices, as they offer added functionality, enhance additional sales of existing products, and enable other new product suites. Many of our customers’ current products were introduced prior to the release of our new application products.

Due to continued economic downturn and market uncertainties, many customers have delayed their product introductions. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products may be adversely affected.

Unfavorable Economic and Market Conditions

Adverse economic conditions worldwide have contributed to slowdowns in the PC and information appliance industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in capital spending by our customers;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

•	Increased price competition for our products, partially as a consequence of price pressure in the PC markets;

•	Delays in new product introduction and acceptance by our customers; and

•	Higher operating expenses as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the economic and market conditions in the United States and globally do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results and financial condition as a consequence of the above factors or otherwise.

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduce new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

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

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all preacquisition due diligence will have identified all possible issues that might arise with respect to such products.

We have not made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter resulting in variability in our quarterly earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

Litigation Risks

From time to time, we become involved in litigation claims and disputes in the ordinary course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of December 31, 2002, we had been issued 48 patents in the U.S. and had 54 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 79 patents with respect to our product offerings and have 167 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify internally developed inventions worthy of being patented. There can be no assurance that any of the applications pending will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

There can be no assurance that a third party will not assert that their patents or other proprietary rights are violated by products offered by us. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, can trigger indemnity obligations owed by us to third parties and may have an adverse effect on our business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us, or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top tier engineering, sales, marketing and administrative personnel. Security and Internet products are based on new and emerging technologies that are different from BIOS technologies. The available pool of engineering talent is limited for all lines of businesses despite the current economic downturn. Accordingly, failure to attract, retain and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. We might not be able to execute our business plan if we were to lose the services of any of our key personnel. Some of our executives and key employees joined us only recently and have had only a limited time to work together.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of December 31, 2002, our largest receivable from any one customer represented approximately 14% of total accounts receivable.

Competition

We compete for BIOS sales primarily with in-house research and development departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than us. There can be no assurance that intense competition in the industry and particular actions of our competitors will not have an adverse effect on our business, operating results and financial condition. Due to the competitive nature of the business and the overall price pressures within the PC market, we expect that prices on many of our products may decrease in the future and that such price decreases could have an adverse impact on our results of operations and financial condition. We also compete for system software business with other independent suppliers and other small BIOS companies.

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

International Sales and Activities

Revenues derived from the international operations of our BIOS and FirstBIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, Hungary, the Netherlands, Japan, Korea, Taiwan and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. There have been no material changes to the Company’s financial market from September 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this evaluation, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable

ITEM 2.    CHANGES IN SECURITIES

(a)    Not applicable

(b)    Not applicable

(c)    Not applicable

(d)    Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended December 31, 2002. Information regarding the items reported on is as follows:

Date Filed	Item Reported On

October 4, 2002	On September 19, 2002, the Company completed the sale of its share of inSilicon to Synopsis, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

February 5, 2003	By:	/s/ JOHN M. GREELEY
Date		John M. Greeley Senior Vice President, Finance and Chief Financial Officer

CERTIFICATION

I, Albert E. Sisto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Technologies Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 5, 2003	/s/ ALBERT E. SISTO
Date	Albert E. Sisto Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John M. Greeley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Technologies Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 5, 2003	/s/ JOHN M. GREELEY
Date	John M. Greeley Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.