Form 10-Q
period 2003-03-31
PHOENIX TECHNOLOGIES LTD
filed 2003-05-02
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark	One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001	24,224,623
Class	Number of Shares Outstanding at March 31, 2003

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2003	September 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,263	$25,156
Short-term investments	28,337	51,156
Accounts receivable, net of allowances of $1,489 and $1,903 at March 31, 2003 and September 30, 2002, respectively	19,997	14,612
Prepaid royalties and maintenance	2,573	2,410
Deferred income taxes	2,503	2,503
Other current assets	2,702	2,261

Total current assets	82,375	98,098
Property and equipment, net	7,669	8,212
Computer software costs, net	12,952	14,628
Goodwill and intangible assets, net	13,565	13,600
Deferred income taxes	10,117	10,104
Prepaid royalties—non current	5,265	6,470
Other assets	2,321	2,174

Total assets	$134,264	$153,286

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,017	$1,691
Accrued compensation and related liabilities	6,975	7,670
Deferred revenue	5,380	4,180
Income taxes payable	1,505	8,620
Accrued restructuring charges—current	1,314	—
Other accrued liabilities	4,379	4,442

Total current liabilities	21,570	26,603
Long-term obligations	1,370	726

Total liabilities	22,940	27,329
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,405 and 31,283 shares issued, 24,225 and 26,299 shares outstanding at March 31, 2003 and September 30, 2002, respectively	31	31
Additional paid-in capital	179,509	178,427
Deferred compensation	(856)	(626)
Retained earnings	25,147	30,998
Accumulated other comprehensive loss	(2,134)	(2,127)
Less: Cost of treasury stock (7,180 and 4,984 shares at March 31, 2003 and September 30, 2002, respectively)	(90,373)	(80,746)

Total stockholders’ equity	111,324	125,957

Total liabilities and stockholders’ equity	$134,264	$153,286

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues	$21,717	$25,381	$43,611	$50,470
Cost of revenues	4,339	3,042	8,721	6,519

Gross margin	17,378	22,339	34,890	43,951
Operating expenses:
Research and development	6,572	7,427	14,202	15,001
Sales and marketing	8,329	8,667	16,966	16,658
General and administrative	3,413	3,506	6,766	7,178
Amortization of goodwill and acquired intangible assets	17	791	35	1,358
Stock-based compensation	48	332	131	388
Restructuring and related charges	549	—	6,014	3,925

Total operating expenses	18,928	20,723	44,114	44,508

Operating income (loss) from continuing operations	(1,550)	1,616	(9,224)	(557)
Interest and other income, net	133	(152)	222	55

Income (loss) from continuing operations before income taxes	(1,417)	1,464	(9,002)	(502)
Income tax expense (benefit) from continuing operations	(496)	488	(3,151)	(227)

Income (loss) from continuing operations	(921)	976	(5,851)	(275)
Discontinued operations:
Loss from inSilicon, net of income taxes	—	(962)	—	(3,935)

Net income (loss)	$(921)	$14	$(5,851)	$(4,210)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.24)	$(0.01)
Discontinued operations	$—	$(0.04)	$—	$(0.16)

Net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)

Diluted
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.24)	$(0.01)
Discontinued operations	$—	$(0.04)	$—	$(0.16)

Net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)

Shares used in earnings (loss) per share calculation:
Basic	24,432	25,809	24,692	25,505
Diluted	24,432	26,528	24,692	25,505

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,851)	$(4,210)
Reconciliation to net cash used in operating activities:
Loss from discontinued operations	—	3,935
Depreciation and amortization	3,975	5,091
Stock-based compensation	131	388
Gain from sale of investment	—	(161)
Loss from disposal of fixed assets	41	239
Change in operating assets and liabilities:
Accounts receivable	(5,385)	(4,283)
Prepaid royalties and maintenance	1,043	(3,829)
Other assets	(533)	(776)
Accounts payable	326	824
Accrued compensation and related liabilities	(695)	1,157
Deferred revenue	1,200	3,276
Income taxes	(7,183)	(944)
Accrued restructuring charges	2,153	—
Other accrued liabilities	(140)	(165)

Net cash provided by (used in) operating activities—continuing operations	(10,918)	542
Net cash used in operating activities—discontinued operations	—	(4,685)

Net cash used in operating activities	(10,918)	(4,143)

Cash flows from investing activities:
Proceeds from sale of investments	224,503	54,372
Purchases of investments	(201,684)	(56,959)
Purchases of property and equipment	(1,880)	(1,973)
Acquisition of businesses, net of cash acquired	—	(7,311)

Net cash provided by (used in) investing activities—continuing operations	20,939	(11,871)
Net cash used in investing activities—discontinued operations	—	(326)

Net cash provided by (used in) investing activities	20,939	(12,197)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	720	2,728
Repurchase of common stock	(9,627)	(1,006)

Net cash provided by (used in) financing activities—continuing operations	(8,907)	1,722
Net cash provided by financing activities—discontinued operations	—	259

Net cash provided by (used in) financing activities	(8,907)	1,981

Effect of exchange rate changes on cash and cash equivalents	(7)	(270)

Net increase (decrease) in cash and cash equivalents	1,107	(14,629)
Change in cash and cash equivalents, discontinued operations	—	4,576
Cash and cash equivalents at beginning of period	25,156	30,044

Cash and cash equivalents at end of period	$26,263	$19,991

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in software that activates, secures, maintains, and connects personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to digital device and peripheral manufacturers that range from large PC original equipment manufacturers (“OEMs”), original design manufacturers (“ODMs”), and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to its software products, Phoenix also provides support services, such as training, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global sales force to large OEM/ODM accounts as well as through a network of regional distributors, resellers, value-added resellers, system integrators, system builders, and generic PC (or “White Box”) manufacturers.

The Company believes that its products and services enable its Customers to increase their competitiveness by bringing robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2003 and September 30, 2002 and for the three and six months ended March 31, 2003 and 2002 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

On an on-going basis, the Company evaluates its estimates, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and realizability of carrying values for

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

Revenue Recognition

The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a when-and-if available basis), and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up front fee arrangements including services and other elements to be delivered over time for which vendor specific objective evidence of fair value does not exist is recognized ratably over the initial term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

Revenues from Customers for initial and non-refundable royalties relating to volume royalty license agreements as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met.

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

Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors.

Reclassification

Certain amounts in prior period’s financial statements have been reclassified, primarily due to the sale of the Company’s majority owned subsidiary, inSilicon Corporation (“inSilicon”), in the fourth quarter of fiscal 2002, to conform to the current year presentation.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. For the three months ended March 31, 2003 and the six months ended March 31, 2003 and 2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

Employee Stock Plans

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”), which amends the disclosure requirements to Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its employee stock option grants and employee stock purchase plan by applying the intrinsic value method in accordance with Accounting Principle Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. See discussions under “Note 9—Employee Stock Plans” for more details.

New Accounting Pronouncements

In January 2003, Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. As of March 31, 2003, the adoption did not have any impact on the Company’s operating results or financial position, since the Company had not entered into such arrangements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of March 31, 2003, the adoption did not have a material impact on the Company’s operating results or financial position.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3.    Goodwill and Other Intangibles

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002. As required by SFAS 142, the Company discontinued amortizing goodwill as of the beginning of fiscal 2003.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect since the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Reported net income (loss)	$(921)	$14	$(5,851)	$(4,210)
Add back goodwill amortization, net of taxes	—	458	—	798

Adjusted net income (loss)	$(921)	$472	$(5,851)	$(3,412)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)
Add back goodwill amortization, net of taxes	—	0.02	—	0.04

Adjusted net income (loss)	$(0.04)	$0.02	$(0.24)	$(0.13)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)
Add back goodwill amortization, net of taxes	—	0.02	—	0.04

Adjusted net income (loss)	$(0.04)	$0.02	$(0.24)	$(0.13)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4.    Earnings (Loss) per Share

The following table presents the calculations of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Income (loss) from continuing operations	$(921)	$976	$(5,851)	$(275)
Discontinued operations	—	(962)	—	(3,935)

Net income (loss)	$(921)	$14	$(5,851)	$(4,210)

Weighted average common shares outstanding	24,432	25,809	24,692	25,505
Effect of dilutive securitities (using the treasury stock method):	—	719	—	—

Weighted average diluted common and equivalent shares outstanding	24,432	26,528	24,692	25,505

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.24)	$(0.01)
Discontinued operations	—	(0.04)	—	(0.16)

Net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)

Diluted
Income (loss) from continuing operations	$(0.04)	$0.04	$(0.24)	$(0.01)
Discontinued operations	—	(0.04)	—	(0.16)

Net income (loss)	$(0.04)	$0.00	$(0.24)	$(0.17)

The dilutive potential common shares that were not included in the table above due to their anti-dilutive nature amounted to approximately 108,000, 80,000 and 550,000 shares for the three months ended March 31, 2003 and the six months ended March 31, 2003 and 2002, respectively.

Note 5.    Discontinued Operations

On September 19, 2002, the Company completed the sale of its majority owned subsidiary, inSilicon, to Synposys, Inc. (“Synopsys”). Under the terms of the cash tender offer agreement with Synopsys, the Company tendered and sold 10,450,010 inSilicon shares, or 100% of its ownership interest in inSilicon, for $4.05 per share. As a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6.    Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net income (loss)	$(921)	$14	$(5,851)	$(4,210)
Change in accumulated foreign currency translation adjustments	(81)	(20)	(7)	(270)

Comprehensive loss	$(1,002)	$(6)	$(5,858)	$(4,480)

Note 7.    Restructuring Charges

Restructuring charges for the three and six months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Severance and benefits	$549	$—	$3,417	$3,925
Facility and exit costs	—	—	2,479	—
Asset write-offs	—	—	118	—

	$549	$—	$6,014	$3,925

The following table summarizes the activity related to the liability for restructuring charges, in several balance sheet accounts, through March 31, 2003 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at October 1, 2001	$—	$—	$—	$—
Fiscal 2000 provision	3,925	—	—	3,925
Adjustment to Fiscal 2000 provision	(460)	—	—	(460)
Cash payments	(3,186)	—	—	(3,186)

Balance of accrual at September 30, 2002	279	—	—	279
Q1 Fiscal 2003 provision	2,868	2,479	118	5,465
Q1 Fiscal 2003 cash payments	(449)	—	—	(449)

Balance of accrual at December 31, 2002	2,698	2,479	118	5,295
Q2 Fiscal 2003 provision	549	—	—	549
Q2 Fiscal 2003 cash payments	(2,320)	(449)	—	(2,769)
Q2 Fiscal 2003 non-cash charges	—	—	(118)	(118)

Balance of accrual at March 31, 2003	$927	$2,030	$—	$2,957

Fiscal 2003 Program

        In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of March 31, 2003, $2.4 million of the employee termination benefits have been paid. The

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

remaining is expected to be paid through the fourth quarter of fiscal 2003 and is included under the caption of “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets. As of March 31, 2003, $0.5 million of the facilities exit expenses had been paid and the remaining exit costs and net lease expenses are expected to be paid over the respective remaining lease terms through the third quarter of fiscal 2009. The unpaid portion of facilities exit expenses is included under the captions “Accrued restructuring charges—current” and “Long-term obligations” in the Condensed Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the employee agreements. As of March 31, 2003, $0.2 million of the employee termination benefits have been paid. The remaining is expected to be paid through the fourth quarter of fiscal 2003 and is included under the caption of “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets.

Fiscal 2002 Program

In the first quarter of fiscal 2002, Phoenix announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce. This restructuring program was to align the Company’s expense structure with market conditions with the objective of returning to profitability. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million for employee termination benefits in the first quarter of fiscal 2002 and a $0.4 million adjustment in the fourth quarter of fiscal 2002. As of March 31, 2003, all payments were completed.

Note 8.    Segment Reporting

Due to the sale of inSilicon on September 19, 2002, inSilicon is no longer presented as a separate operating segment and its operations are classified as discontinued operations. The financials for the prior periods have also been reclassified to reflect these results as discontinued operations. See discussions under “Note 5 – Discontinued Operations” for more details.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian Countries, and Europe (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues:
North America	$4,185	$8,846	$9,854	$13,502
Japan	6,821	8,131	14,628	16,675
Taiwan	8,164	6,094	14,573	13,201
Other Asian Countries	1,128	968	2,266	3,999
Europe	1,419	1,342	2,290	3,093

Total	$21,717	$25,381	$43,611	$50,470

One customer, Fujitsu, accounted for 11%, 17%, 11% and 14% of total revenues for the three months ended March 31, 2003, and 2002 and the six months ended March 31, 2003 and 2002, respectively. No other customers accounted for more than 10% of total revenues during these periods.

Note 9.    Employee Stock Plans

On January 1, 2003, the Company adopted SFAS 148, which amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its employee stock option grants and employee stock purchase plan by applying the intrinsic value method in accordance with APB 25 and related Interpretations. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value method at the grant date, as prescribed in SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(921)	$14	$(5,851)	$(4,210)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	29	199	79	233
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(460)	(796)	(924)	(1,394)

Pro forma net loss	$(1,352)	$(583)	$(6,696)	$(5,371)

Earnings (loss) per share:
Basic—as reported	$(0.04)	$0.00	$(0.24)	$(0.17)

Basic—pro forma	$(0.06)	$(0.02)	$(0.27)	$(0.21)

Diluted—as reported	$(0.04)	$0.00	$(0.24)	$(0.17)

Diluted—pro forma	$(0.06)	$(0.02)	$(0.27)	$(0.21)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10.    Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix’s common stock over a twelve-month period. In the first two quarters of fiscal 2003, the Company repurchased approximately 2,196,000 shares of its common stock at a cost of $9.6 million under the fiscal 2003 program.

In February 2001, the Board of Directors authorized a program to repurchase up to $30.0 million of Phoenix’s common stock over a twelve-month period. In the first quarter of fiscal 2002, the Company repurchased approximately 109,000 shares of its common stock at a cost of $1.0 million under the fiscal 2001 program. No shares were repurchased in the second quarter of fiscal 2002. The program was completed and terminated in February 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectation of sales volume to Customers, and plans to improve and enhance existing products and develop new products.

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions, are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying pattern, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage, unexpected natural disasters, and regional or global health risks. For a more detailed discussion of certain risks associated with our business, see the “Business Risks” section in our Annual Report on Form 10-K for the year ended September 30, 2002.

Company Overview

Phoenix is a global leader in software that activates, secures, maintains, and connects personal computers, information appliances, and other digital devices connected to the Internet. We provide our products primarily to digital device and peripheral manufacturers that range from large PC OEMs and ODMs and information appliance manufacturers to small system integrators and value-added resellers. In addition to our software products, we also provide support services, such as training, maintenance, and engineering services, to our customers as required. We market and license our products and services through a global sales force to large OEM/ODM accounts as well as through a network of regional distributors, resellers, value-added resellers, system integrators, system builders, and generic PC manufacturers.

We believe that our products and services enable our Customers to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, the growth of the Internet has spurred additional connectivity to a broad range of digital devices beyond the PC. Those include personal digital assistant (“PDAs”), cell phones, set top boxes, and other internet appliances that broaden the range of real time, interactive experiences available to the end user. The diversity of hardware architectures, operating systems, and microprocessors and peripherals used by these devices has created a demand for new network security and device management capabilities that are built into the device and enabled by Phoenix system software.

To succeed in this diverse and challenging environment, Phoenix focuses on the needs of both information technology (“IT”) departments and consumers by reducing product complexity, ensuring a consistent and intuitive end-user experience, and improving device security. Phoenix cME (pronounced “see-me”) is a platform of enabling technologies and middleware applications built into the digital devices. Independent of the operating system, Phoenix cME provides intuitive system management, an internet communications stack (“TCPIP”), and restoration capabilities that are always available and secure.

Phoenix cME is targeted to address four market segments: Phoenix cME PC Edition - for personal computers, Phoenix cME Server Edition - for server environments, Phoenix cME Information Appliance Edition - for information appliances and Phoenix cME Embedded Edition - for industrial products. Each of these suites includes a platform-specific portfolio of application software, security features, advanced BIOS, developer tools and application program interfaces (“APIs”). Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. Phoenix will license software developer kits (“SDKs”) to qualified partners for the development of integrated, value-add solutions built around core systems software.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

revenues and expenses for the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs; d) income tax and realizability of deferred tax assets and the associated valuation allowance; and e) useful lives and realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

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

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated shipments made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $4.8 million of royalty revenues from our OEM/ODM customers as of March 31, 2003 compared with $5.4 million as of March 31, 2002. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues from OEMs/ODMs for initial and non-refundable royalties relating to volume royalty license agreements as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $5.9 million and $12.5 million of revenues from OEM/ODM customers relating to volume royalty license agreements in the three and six months ended March 31, 2003, respectively, compared to $5.5 million and $16.2 million, respectively, in the same periods in fiscal 2002. We recorded $1.6 million and $2.1 million of revenues from non-refundable fixed fee agreements for the three and six months ended March 31, 2003, respectively, compared to zero for both the comparable periods in fiscal 2002.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provision for doubtful accounts are recorded in general and administrative expenses. At March 31, 2003 and September 30, 2002, the allowance for sales and doubtful accounts was $1.5 million and $1.9 million, respectively. These estimates are based on our assessment of the collectibility of specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At March 31, 2003 and September 30, 2002, these assets totaled $34.4 million and $37.1 million, respectively.

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

Income Taxes—Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance.    When preparing our financial statements, we estimate income taxes based on the various jurisdictions where we conduct business. This requires us to estimate current tax exposure and to assess temporary differences that result from different treatment of certain items for tax and accounting purposes thereby resulting in deferred tax assets and liabilities. We perform, on regular basis, assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies. The valuation allowance is adjusted based on the results of the assessment. When the valuation allowance is increased, it could have an adverse impact on our income tax provision and net income in the period in which we record the adjustment.

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax asset. Our net deferred tax asset as of March 31, 2003 was $11.6 million, net of the valuation allowance of $5.4 million. We recorded the valuation allowance to reflect uncertainties in utilizing some of our deferred tax assets (consisting primarily of foreign tax and R&D credits) before they expire. The valuation allowance is based on our estimates of taxable income for the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we cannot assure that we will not be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Results of Operations

Revenues

Our products are generally designed into personal computer systems, information appliances and other digital devices and network security infrastructures. Revenues by geographic region for the three and six months ended March 31, 2003 and 2002 were as follows (in thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	2003	2002		2003	2002
Three months ended March 31:
North America	$4,185	$8,846	-52.7%	19.3%	34.9%
Japan	6,821	8,131	-16.1%	31.4%	32.0%
Taiwan	8,164	6,094	34.0%	37.6%	24.0%
Other Asian Countries	1,128	968	16.5%	5.2%	3.8%
Europe	1,419	1,342	5.7%	6.5%	5.3%

Total revenues	$21,717	$25,381	-14.4%	100.0%	100.0%

Six months ended March 31:
North America	$9,854	$13,502	-27.0%	22.6%	26.8%
Japan	14,628	16,675	-12.3%	33.5%	33.0%
Taiwan	14,573	13,201	10.4%	33.4%	26.2%
Other Asian Countries	2,266	3,999	-43.3%	5.2%	7.9%
Europe	2,290	3,093	-26.0%	5.3%	6.1%

Total revenues	$43,611	$50,470	-13.6%	100.0%	100.0%

Total revenues in the second quarter of fiscal 2003 decreased by 14.4% from the comparable period in fiscal 2002. Revenues in North America decreased by 52.7% while revenues in Taiwan and other Asian Countries increased by 34.0% and 16.5%, respectively. This reflects the continued softness in the North American PC market and the accelerating trend of branded PC companies outsourcing from North America to Asia. Revenues in Japan decreased by 16.1%, primarily due to the general weak economic climate in that country, and as a result impacted our product mix, gross margin, and overall average selling price (or “ASP”).

Compared to the same period a year ago, revenues for the first six months of fiscal 2003 decreased by 13.6%. Revenues in North America decreased by 27.0% while revenues in Taiwan increased by 10.4% as a result of the continued softness in the North American PC market and some of the Company’s North American customers shifting their manufacturing to Asia. Revenues from Japan, Other Asian Countries and Europe decreased by 12.3%, 43.3% and 26.0%, respectively. The decrease was primarily due to economic slowdown in those regions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs, and amortization of purchased technology. Gross margin as a percentage of revenues for the three months ended March 31, 2003 decreased to 80.0% from 88.0% in the comparable period of fiscal 2002. Gross margin as a percentage of revenues for the six months ended March 31, 2003 decreased to 80.0% from 87.1% a year ago. The decrease in both periods is due primarily to lower revenue and higher engineering service costs as a result of our decision to align our global engineering resources with our customers to better support their needs. Amortization of purchased technologies from business combinations for the three months ended March 31, 2003, and 2002 and the six months ended March 31, 2003 and 2002 were $0.8 million, $0.8 million, $1.7 million, and $1.4 million, respectively.

Research and Development Expenses

Research and development expenses were $6.6 million and $7.4 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 30.3% and 29.3%, respectively. For the six months ended March 31, 2003 and 2002, research and development expenses were $14.2 million and $15.0 million, respectively. As a percentage of revenues, these expenses represented 32.6% and 29.7%, respectively. Research and development expenses decreased due primarily to lower payroll and related compensation expenses as a result of the restructuring programs in the first quarters of fiscal 2003 and 2002. The decrease was partially offset by the expenses associated with the additional personnel from the StorageSoft acquisition in the second quarter of fiscal 2002.

Sales and Marketing Expenses

Sales and marketing expenses were $8.3 million and $8.7 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 38.4% and 34.1%, respectively. The decrease was due primarily to the restructuring programs in fiscal 2003 and fiscal 2002, partially offset by the expenses associated with the additional personnel from the StorageSoft acquisition in the second quarter a year ago. For the six months ended March 31, 2003 and 2002, sales and marketing expenses were $17.0 million and $16.7 million, respectively. As a percentage of revenues, these expenses represented 38.9% and 33.0%, respectively. The increase reflects enhanced marketing efforts during the first quarter of fiscal 2003 compared to the same period a year ago.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 15.7% and 13.8%, respectively. For the six months ended March 31, 2003 and 2002, general and administrative expenses were $6.8 million and $7.2 million, respectively. As a percentage of revenues, these expenses represented 15.5% and 14.2%, respectively. The decrease in general and administrative expenses was due primarily to savings from the restructuring programs in the first quarters of fiscal 2003 and 2002 as well as discipline in discretionary spending.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Amortization Expenses

Amortization of goodwill and acquired intangible assets were $nil and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, amortization of goodwill and acquired intangible assets were $nil and $1.4 million, respectively. The decrease was due to the adoption of SFAS 142, which eliminates the amortization of goodwill. The Company adopted SFAS 142 on October 1, 2002.

Stock-Based Compensation

Stock-based compensation was $nil and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, stock-based compensation was $0.1 million and $0.4 million, respectively. Charges in these periods were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date.

Restructuring Charges

Restructuring charges for the three and six months ended March 31, 2003 and 2002 were as follow (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Severence and benefits	$549	$—	$3,417	$3,925
Facility and exit costs	—	—	2,479	—
Asset write-offs	—	—	118	—

	$549	$—	$6,014	$3,925

Fiscal 2003 Program

In the first quarter of fiscal 2003, we initiated a restructuring program with the objective to 1) continue strengthening our capabilities in Asia; 2) increase customer support in the fastest growing markets, and; 3) adjust cost structure related to the trends in the marketplace. The program impacted approximately 100 positions across all business functions and closed our facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in a charge of $5.5 million including $2.9 million in employee termination benefits, $2.5 million in estimated facilities exit expenses, and $0.1 million in asset write-offs.

In the second quarter of fiscal 2003, we continued our effort in aligning global engineering resources and identified additional positions across multiple business functions. Approximately 15 positions, primarily in research and development, were impacted by this effort and an additional $0.5 million restructuring charge was recorded.

As a result of the fiscal 2003 restructuring programs, we estimate pretax savings in operating expenses to be $9.0 million on an annualized basis.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Fiscal 2002 Program

In the first quarter of fiscal 2002, we announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from our global workforce. This restructuring program was to align our expense structure with market conditions with the objective of returning to profitability. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million for employee termination benefits in the first quarter of fiscal 2002 and a $0.4 million adjustment in the fourth quarter of fiscal 2002. As of March 31, 2003, all payments were completed.

Interest and Other Income, Net

Interest and other income, net, was $0.1 million and $(0.2) million for the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, interest and other income, net, was $0.2 million and $0.1 million, respectively. In the second quarter of fiscal 2002, we recorded a $0.2 million loss from the disposal of fixed assets

Provision for Income Taxes

We recorded income tax benefits of $0.5 million and $3.2 million for the three and six months ended March 31, 2003, respectively, as compared to an income tax provision of $0.5 million and income tax benefit of $0.2 million in the comparable periods in fiscal 2002. The tax benefits were calculated at our projected effective tax rate for the first two quarters to reflect our anticipated utilization of the year to date loss by the end of the fiscal year. The rate used to record tax benefit for the second quarter of fiscal 2003 was the same as the expected U.S. federal statutory rate. The rate used to record the provision for the second quarter of fiscal 2002 was lower than the expected U.S. federal statutory rate primarily due to lower tax rates imposed on earnings in certain foreign jurisdictions.

Liquidity and Capital Resources

At March 31, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $54.6 million. We presently have no outstanding borrowings with banks or other potential creditors. The primary source of cash during the six months ended March 31, 2003 was net proceeds from sale of investments of $22.8 million. The primary uses of cash for the same period were $9.6 million for the repurchase of common stock and $10.9 million from operating activities, mainly due to increased accounts receivables and payments of restructuring and tax liabilities.

We believe that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Business Risks

The additional following factors should be considered carefully when evaluating our business.

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that new and/or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on acceptance of our FirstWare applications and adoption of internet appliances.

Dependence on New Product Releases by Our Customers

Our customers’ new product introduction schedules may influence our ability to successfully take our new solutions and applications to market. Many of our customers’ new products would typically include our new offerings. Our new products play a critical role in increasing our core business average selling prices, as they offer added functionality, enhance additional sales of existing products, and enable other new product suites. Many of our customers’ current products were introduced prior to the release of our new solutions and applications.

Due to continued economic downturn and market uncertainties, many customers have delayed their product introductions. If our customers continue to delay their product introductions, our ability to generate revenue from our new solutions and applications may be adversely affected.

Unfavorable Economic and Market Conditions

Adverse economic conditions worldwide have contributed to slowdowns in the PC and information appliance industries and may continue to impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in capital spending by our customers;

•	Changes in customer production strategies;

•	Increased price competition for our products, partially as a consequence of price pressure in the PC markets;

•	Delays in new product introduction and acceptance by our customers; and

•	Higher operating expenses as a percentage of revenues.

Recent political turmoil in many parts of the world, including terrorist and military actions, may continue to put pressure on global economic conditions. If the global economic and market conditions do not improve, or if they deteriorate further, we may continue to experience material adverse impacts on our business, operating results and financial condition as a consequence of the above factors or otherwise.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduce new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

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

Entrance Into New or Developing Markets

As we focus on new market opportunities, we will increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of service and support may increase in the future. There can be no assurance that we can provide products, service, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

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

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws or interpretations thereof.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of March 31, 2003, we had been issued 50 patents in the U.S. and had 52 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 81 patents with respect to our product offerings and have 165 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. For example, Intel recently announced the use of Extended Firmware Interface (“EFI”) in the IA-32 environment, which enables Intel to provide a C-based development environment extending from their core logic firmware from within Intel devices only. Phoenix’s support for EFI is incorporated within cME.

However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies now incorporate some functionality that has traditionally resided in the BIOS. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our Customers. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top tier engineering, sales, marketing, and administrative personnel. Security and Internet products are based on new and emerging technologies that are different from BIOS

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

technologies. The available pool of engineering talent is limited for all lines of businesses despite the current economic downturn. Accordingly, failure to attract, retain, and grow our talents could adversely affect our business and operating results. All of our executive officers and key personnel are employees at-will. We might not be able to execute our business plan if we were to lose the services of any of our key personnel.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs and ODMs in the PC, semiconductor and Internet markets, system integrators, value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of March 31, 2003, no one individual customer represented more than 10% of total accounts receivable.

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

In the FirstWare applications software area, as with BIOS, we compete with in-house solutions to access the protected area of hard drives. Our applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as solutions developed by PC manufacturers.

FirstView Connect and the related information appliance products compete with products from other operating system and software developers, who may have greater resources than us. We also compete with smaller embedded software integrators who may have been focused on certain segments of the information appliance market.

International Sales and Activities

Revenues derived from the international sales of our BIOS and FirstBIOS product family comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, Japan, Korea, Taiwan, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                   OPERATIONS

technological innovations, new products or customer contracts by us or our competitors, changes in our product mix or product direction of the product mix or direction of our competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

Business Disruptions

While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web sites from time to time. A hacker who penetrates our network or web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers. In addition, war, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. There have been no material changes to the Company’s financial market risks from September 30, 2002.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on February 6, 2003, at which the following occurred:

ELECTION OF TWO CLASS 1 DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY: The stockholders elected George C. Huang and Anthony P. Morris as Class 1 Directors. The vote on the matter was as follows:

George C. Huang

FOR                 23,838,254

WITHHELD         317,823

Anthony P. Morris

FOR                 23,730,504

WITHHELD         425,573

The following individuals continue their term as directors:

David S. Dury

Taher Elgamal

Edmund P. Jensen

Albert E. Sisto

Anthony Sun

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 1999 DIRECTOR OPTION PLAN: The stockholders approved the amendment to the Company’s 1999 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 shares. The vote on the matter was as follows:

FOR                   18,615,495

AGAINST           5,024,767

ABSTAIN              515,815

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 2001 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the amendment to the Company’s 2001 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares. The vote on the matter was as follows:

FOR                      23,459,885

AGAINST                 679,056

ABSTAIN                   17,136

RATIFICATION OF THE SELECTION BY THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT AUDITORS: The stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the 2003 fiscal year. The vote on the matter was as follows:

FOR                      23,890,581

AGAINST                 226,869

ABSTAIN                   38,627

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

May 2, 2003	By:	/s/ JOHN M. GREELEY
Date		John M. Greeley Senior Vice President, Finance and Chief Financial Officer

CERTIFICATION

I, Albert E. Sisto, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Technologies Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/s/ ALBERT E. SISTO
Date	Albert E. Sisto Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, John M. Greeley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Phoenix Technologies Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as identified in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/s/ JOHN M. GREELEY
Date	John M. Greeley Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.