Form 10-Q
period 2003-06-30
PHOENIX TECHNOLOGIES LTD
filed 2003-08-14
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2003
Common Stock, par value $0.001	24,277,711

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2003	September 30, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,363	$25,156
Short-term investments	25,292	51,156
Accounts receivable, net of allowances of $1,536 and $1,903 at June 30, 2003 and September 30, 2002, respectively	20,123	14,612
Prepaid royalties and maintenance	2,759	2,410
Deferred income taxes	—	2,503
Other current assets	4,510	2,261

Total current assets	78,047	98,098
Property and equipment, net	7,627	8,212
Computer software costs, net	12,113	14,628
Goodwill and intangible assets, net	13,458	13,600
Deferred income taxes	425	10,104
Prepaid royalties - non current	4,662	6,470
Other assets	2,366	2,174

Total assets	$118,698	$153,286

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,158	$1,691
Accrued compensation and related liabilities	6,379	7,670
Deferred revenue	4,497	4,180
Income taxes payable	4,906	8,620
Accrued restructuring charges - current	1,104	—
Other accrued liabilities	4,118	4,442

Total current liabilities	23,162	26,603
Long-term obligations	1,305	726

Total liabilities	24,467	27,329
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,475 and 31,283 shares issued, 24,278 and 26,299 shares outstanding at June 30, 2003 and September 30, 2002, respectively	31	31
Additional paid-in capital	179,686	178,427
Deferred compensation	(732)	(626)
Retained earnings	7,924	30,998
Accumulated other comprehensive loss	(2,235)	(2,127)
Less: Cost of treasury stock (7,197 and 4,984 shares at June 30, 2003 and September 30, 2002, respectively)	— (90,443)	— (80,746)

Total stockholders’ equity	94,231	125,957

Total liabilities and stockholders’ equity	$118,698	$153,286

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenues	$20,535	$27,269	$64,146	$77,739
Cost of revenues	4,451	3,566	13,172	10,085

Gross margin	16,084	23,703	50,974	67,654
Operating expenses:
Research and development	6,682	7,681	20,884	22,682
Sales and marketing	8,411	8,823	25,377	25,481
General and administrative	4,069	3,493	10,835	10,671
Amortization of goodwill and acquired intangible assets	18	379	53	1,737
Stock-based compensation	61	(45)	192	343
Restructuring and related charges	—	—	6,014	3,925

Total operating expenses	19,241	20,331	63,355	64,839

Operating income (loss) from continuing operations	(3,157)	3,372	(12,381)	2,815
Interest and other income, net	232	59	454	114

Income (loss) from continuing operations before income taxes	(2,925)	3,431	(11,927)	2,929
Income tax expense (benefit) from continuing operations	14,298	1,140	11,147	913

Income (loss) from continuing operations	(17,223)	2,291	(23,074)	2,016
Discontinued operations:
Loss from inSilicon, net of income taxes	—	(1,725)	—	(5,660)

Net income (loss)	$(17,223)	$566	$(23,074)	$(3,644)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.71)	$0.09	$(0.94)	$0.08
Discontinued operations	$—	$(0.07)	$—	$(0.22)

Net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)

Diluted
Income (loss) from continuing operations	$(0.71)	$0.08	$(0.94)	$0.08
Discontinued operations	$—	$(0.06)	$—	$(0.22)

Net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)

Shares used in earnings (loss) per share calculation:
Basic	24,233	26,097	24,538	25,702
Diluted	24,233	26,817	24,538	25,702

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(23,074)	$(3,644)
Reconciliation to net cash provided by (used in) operating activities:
Net income (loss) from discontinuing operations	—	5,660
Depreciation and amortization	6,015	7,457
Stock-based compensation	193	343
Gain from sale of investment	—	(161)
Loss from disposal of fixed assets	44	267
Deferred income tax	12,189	—
Change in operating assets and liabilities:
Accounts receivable	(5,511)	(4,703)
Receivables from affiliates	—	(831)
Prepaid royalties and maintenance	1,458	(4,753)
Other assets	(1,952)	431
Accounts payable	467	(1,163)
Accrued compensation and related liabilities	(1,291)	1,062
Deferred revenue	317	2,555
Income taxes	(4,120)	(587)
Accrued restructuring charges	1,912	—
Other accrued liabilities	(435)	181

Net cash provided by (used in) operating activities - continuing operations	(13,788)	2,114
Net cash provided by (used in) operating activities - discontinuing operations	—	(3,998)

Net cash provided by (used in) operating activities	(13,788)	(1,884)

Cash flows from investing activities:
Proceeds from sale of investments	294,389	76,535
Purchases of investments	(268,525)	(84,895)
Purchases of property and equipment	(3,024)	(2,821)
Acquisition of businesses, net of cash acquired	—	(7,353)

Net cash provided by (used in) investing activities - continuing operations	22,840	(18,534)
Net cash provided by (used in) investing activities - discontinuing operations	—	(817)

Net cash provided by (used in) investing activities	22,840	(19,351)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	960	5,560
Repurchase of common stock	(9,697)	(1,006)

Net cash provided by (used in) financing activities - continuing operations	(8,737)	4,554
Net cash provided by (used in) financing activities- discontinuing operations	—	397

Net cash provided by (used in) financing activities	(8,737)	4,951

Effect of exchange rate changes on cash and cash equivalents	(108)	407

Net increase (decrease) in cash and cash equivalents	207	(15,877)
Change in cash and cash equivalents, discontinued operations	—	4,166
Cash and cash equivalents at beginning of period	25,156	30,044

Cash and cash equivalents at end of period	$25,363	$18,333

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in software that activates, secures, maintains, and connects personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. The Company’s customers are digital device and peripheral manufacturers that range from large PC original equipment manufactures (“OEMs”), original design manufacturers (“ODMs”), and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to its software products, Phoenix also provides support services, such as training, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global sales force to large OEM/ODM accounts as well as through a network of regional distributors, resellers, value-added resellers, system integrators, system builders, independent software vendors (ISVs), and generic PC (or “White Box”) manufacturers.

The Company believes that its products and services enable its customers to increase their competitiveness by bringing robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2003 and September 30, 2002 and for the three and nine months ended June 30, 2003 and 2002 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On an on-going basis, the Company evaluates its estimates on, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

Revenue Recognition

The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis), and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up-front fee arrangements including services and other elements to be delivered over time for which vendor specific objective evidence of fair value does not exist is recognized ratably over the initial term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

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

Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassification

Certain amounts in prior period’s financial statements have been reclassified, primarily due to the sale of the Company’s majority owned subsidiary, inSilicon Corporation (“inSilicon”), in the fourth quarter of fiscal 2002, to conform to the current year presentation.

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. For the three months ended June 30, 2003 and the nine months ended June 30, 2003 and 2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for interim periods beginning after June 15, 2003. The Company does not have financial instruments as defined in the Statement. Adoption of SFAS 150 is not expected to have a material impact on its financial condition or results of operation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149”). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company currently does not hold derivate financial instruments or engage in hedging activities, presently. Adoption of SFAS 149 is not expected to have a material impact on its financial condition or results of operation.

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

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the standard been in effect since the first quarter of fiscal 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Reported net income (loss)	$(17,223)	$566	$(23,074)	$(3,644)
Add back goodwill amortization, net of taxes	—	217	—	1,015

Adjusted net income (loss)	$(17,223)	$783	$(23,074)	$(2,629)

Basic earnings (loss) per share:
Reported net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)
Add back goodwill amortization, net of taxes	—	0.01	—	0.04

Adjusted net income (loss)	$(0.71)	$0.03	$(0.94)	$(0.10)

Diluted earnings (loss) per share:
Reported net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)
Add back goodwill amortization, net of taxes	—	0.01	—	0.04

Adjusted net income (loss)	$(0.71)	$0.03	$(0.94)	$(0.10)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Earnings (Loss) per Share

The following table presents the calculations of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Income (loss) from continuing operations	$(17,223)	$2,291	$(23,074)	$2,016
Discontinued operations:	—	(1,725)	—	(5,660)

Net income (loss)	$(17,223)	$566	$(23,074)	$(3,644)

Weighted average common shares outstanding	24,233	26,097	24,538	25,702
Effect of dilutive securitities (using the treasury stock method):	—	720	—	—

Weighted average diluted common and equivalent shares outstanding	24,233	26,817	24,538	25,702

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$(0.71)	$0.09	$(0.94)	$0.08
Discontinued operations	—	(0.07)	—	(0.22)

Net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)

Diluted
Income (loss) from continuing operations	$(0.71)	$0.08	$(0.94)	$0.08
Discontinued operations	—	(0.06)	—	(0.22)

Net income (loss)	$(0.71)	$0.02	$(0.94)	$(0.14)

The dilutive potential common shares that were not included in the table above due to their anti-dilutive nature amounted to approximately 123,000, 100,000 and 614,000 shares for the three months ended June 30, 2003 and the nine months ended June 30, 2003 and 2002, respectively.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(17,223)	$566	$(23,074)	$(3,644)
Change in accumulated foreign currency translation adjustments	(101)	677	(108)	407

Comprehensive loss	$(17,324)	$1,243	$(23,182)	$(3,237)

Note 7. Restructuring Charges

Restructuring charges for the three and nine months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Severence and benefits	$—	$—	$3,417	$3,925
Facility and exit costs	—	—	2,479	—
Asset write-offs	—	—	118	—

	$—	$—	$6,014	$3,925

The following table summarizes the activity related to the liability for restructuring charges, in several balance sheet accounts, through June 30, 2003 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at October 1, 2001	$—	$—	$—	$—
Provision	3,925	—	—	3,925
True up adjustments	(460)	—	—	(460)
Cash payments	(3,186)	—	—	(3,186)

Balance of accrual at September 30, 2002	279	—	—	279
Q1 Fiscal 2003 provision	2,868	2,479	118	5,465
Q1 Fiscal 2003 cash payments	(449)	—	—	(449)

Balance of accrual at December 31, 2002	2,698	2,479	118	5,295
Q2 Fiscal 2003 provision	549	—	—	549
Q2 Fiscal 2003 cash payments	(2,320)	(449)	—	(2,769)
Q2 Fiscal 2003 non-cash charges	—	—	(118)	(118)

Balance of accrual at March 31, 2003	927	2,030	—	2,957
Q3 Fiscal 2003 cash payments	(535)	(243)	—	(778)

Balance of accrual at June 30, 2003	$392	$1,787	$—	$2,179

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of June 30, 2003, $2.6 million of the employee termination benefits have been paid. The remaining is expected to be paid through the fourth quarter of fiscal 2003 and is included under the caption of “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets. As of June 30, 2003, $0.7 million of the facilities exit expenses had been paid and the remaining exit costs and net lease expenses are expected to be paid over the respective remaining lease terms through the third quarter of fiscal 2009. The unpaid portion of facilities exit expenses is included under the captions “Accrued restructuring charges - current” and “Long-term obligations” in the Condensed Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. As June 30, 2003, $0.4 million of the employee termination benefits have been paid. The remaining is expected to be paid through the fourth quarter of fiscal 2003 and is included under the caption of “Accrued compensation and related liabilities” in the Condensed Consolidated Balance Sheets.

Note 8. Income Taxes

The effective tax rate for the three months and nine months ended June 30, 2003 was significantly more than the U.S. statutory rate, due primarily to non-cash charges of $13.8 million and $8.6 million, respectively. These non-cash charges were recorded primarily to establish a full valuation allowance against the company’s U.S. Federal and state deferred tax assets. The valuation allowance is determined in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. The Company’s financial results in recent periods represented sufficient negative evidence to require a valuation allowance under SFAS 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support realization of the Federal and state deferred tax assets. In addition, tax provisions of $0.5 million and $2.5 million for the three months and nine months ended June 30, 2003, respectively, were recorded for withholdings and income taxes in foreign countries.

Note 9. Segment Reporting

Due to the sale of inSilicon on September 19, 2002, inSilicon is no longer presented as a separate operating segment and its operations are classified as discontinued operations. The financials for the prior periods have also been reclassified to reflect these results as discontinued operations. Refer to discussions in “Note 5 – Discontinued Operations” for more details.

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian Countries, and Europe (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenues:
North America	$2,519	$5,950	$12,373	$19,452
Japan	7,050	12,585	21,678	29,260
Taiwan	8,478	5,517	23,051	18,718
Other Asian Countries	1,152	1,780	3,418	5,779
Europe	1,336	1,437	3,626	4,530

Total	$20,535	$27,269	$64,146	$77,739

Three customers had revenues that were greater than 10% of total revenues during the periods ended June 30, 2003 and 2002. Fujitsu accounted for 14%, 12%, and 12% of total revenues for the three months ended June 30, 2003, and the nine months ended June 30, 2003 and 2002, respectively. Quanta accounted for 13% of total revenues for the three months ended June 30, 2003. Sony accounted for 23% and 12% of total revenues for the three months and nine months ended June 30, 2002, respectively.

Note 10. Employee Stock Plans

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123” (“SFAS 148”), which amends the disclosure requirements to Statement of Financial Accounting Standards No. 123 “Accounting and Disclosure of Stock-Based Compensation” (“SFAS 123”), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its employee stock option grants and employee stock purchase plan by applying the intrinsic value method in accordance with Accounting Principle Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value method at the grant date, as prescribed in SFAS 123, the Company’s net income (loss) and net earnings (loss) per share would have been as follows (in thousands, except per-share amounts):

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(17,223)	$566	$(23,074)	$(3,644)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	37	(27)	115	206

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(624)	(934)	(1,551)	(2,408)

Pro forma net loss	$(17,810)	$(395)	$(24,510)	$(5,846)

Earnings (loss) per share:
Basic - as reported	$(0.71)	$0.02	$(0.94)	$(0.14)

Basic - pro forma	$(0.73)	$(0.02)	$(1.00)	$(0.23)

Diluted - as reported	$(0.71)	$0.02	$(0.94)	$(0.14)

Diluted - pro forma	$(0.73)	$(0.02)	$(1.00)	$(0.23)

Note 11. Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix’s common stock over a twelve-month period. In the first three quarters of fiscal 2003, the Company repurchased a total of approximately 2,212,700 shares of its common stock at a cost of $9.7 million under the fiscal 2003 program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Company Overview

Phoenix is a global leader in software that activates, secures, maintains, and connects personal computers, information appliances, and other digital devices connected to the Internet. Our customers are digital device and peripheral manufacturers that range from large PC OEMs and ODMs and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to our software products, we also provide support services, such as training, maintenance, and engineering services, to our customers as required. We market and license our products and services through a global sales force to large OEM/ODM accounts as well as through a network of regional distributors and sales representatives, resellers, value-added resellers, system integrators, system builders, ISVs, and generic PC manufacturers.

We believe that our products and services enable Customers to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, the growth of the Internet has spurred additional connectivity to a broad range of digital devices beyond the PC. Those include personal digital assistants (“PDAs”), cell phones, set top boxes, and other internet appliances that broaden the range of real time, interactive experiences available to the end user. The diversity of hardware architectures, operating systems, and microprocessors and peripherals used by these devices has created a demand for new network assurance and device management capabilities that are built into the device and enabled by Phoenix core system software.

In addition to our Phoenix Basic Input Output System – BIOS software, we have also expanded our core system software offering to include additional platform tools and core-resident applications, which are marketed and sold as Phoenix Core Managed Environment-cME (pronounced “see-me”). Phoenix cME is an open software platform, centered on BIOS, that enables the management and integration of functionality into the heart of digital devices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent and in support of the operating system.

Phoenix cME is targeted to address four market segments: Phoenix cME PC Edition - for personal computers (desktops, notebooks, workstations and Tablet PCs), Phoenix cME Server Edition - for server environments, Phoenix cME Information Appliance Edition - for information appliances and consumer electronics and Phoenix cME Embedded Edition - for industrial products. Each of these suites includes a platform-specific portfolio of application software, security features, advanced BIOS, developer tools and application program interfaces (“APIs”). Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. We will license software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security and content delivery.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates on, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits, restructuring and related costs; d) income tax and realizability of deferred tax assets and the associated valuation allowance; and e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003, or for any other future period.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis, and training. Generally, our products are incorporated into the products of our OEM/ODM customers.

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated shipments made by the OEMs/ODMs of products containing our software during the period. Quarterly royalty reports are received from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter. Royalties are accrued based on estimates received from our OEM/ODM customers for production, historical experience, and other relevant current information. We accrued $4.3 million of royalty revenues from our OEM/ODM customers as of June 30, 2003 compared with $6.2 million as of June 30, 2002. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues from OEMs/ODMs for initial and non-refundable royalties relating to volume royalty license agreements as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $6.3 million and $18.8 million of revenues from

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OEM/ODM customers relating to volume royalty license agreements in the three and nine months ended June 30, 2003, respectively, compared to $10.8 million and $27.4 million, respectively, in the same periods in fiscal 2002. We recorded $2.0 million and $ 4.1 million of revenues from non-refundable fixed fee agreements for the three and nine months ended June 30, 2003, respectively, compared to $0.1 million for each of the comparable periods in fiscal 2002.

Allowance for Sales and Doubtful Accounts: We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provision for doubtful accounts are recorded in general and administrative expenses. At June 30, 2003 and September 30, 2002, the allowance for sales and doubtful accounts was $1.5 million and $1.9 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible assets: Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At June 30, 2003 and September 30, 2002, these assets totaled $33.0 million and $37.1 million, respectively.

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

Income Taxes — Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance: When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

We recorded tax provisions of $0.5 million and $2.5 million for the three months and nine months ended June 30, 2003, respectively, for withholdings and income taxes in foreign countries. We also recorded non-cash charges of $13.8 million and $8.6 million for the three months and nine months ended

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 2003, respectively. These charges are primarily related to increasing our valuation allowance for our deferred tax assets. After examining the available evidence at June 30, 2003, we believe increasing our valuation allowance was necessary for the U.S. Federal and state deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109 which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

Results of Operations

Revenues

Our products are generally designed into personal computer systems, information appliances and other digital devices, and network security infrastructures. Revenues by geographic region for the three and nine months ended June 30, 2003 and 2002 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2003	2002	% Change	2003	2002
Three months ended June 30:
North America	$2,519	$5,950	-57.7%	12.3%	21.8%
Japan	7,050	12,585	-44.0%	34.3%	46.2%
Taiwan	8,478	5,517	53.7%	41.3%	20.2%
Other Asian Countries	1,152	1,780	-35.3%	5.6%	6.5%
Europe	1,336	1,437	-7.0%	6.5%	5.3%

Total revenues	$20,535	$27,269	-24.7%	100.0%	100.0%

Nine months ended June 30:
North America	12,373	$19,452	-36.4%	19.3%	25.0%
Japan	21,678	29,260	-25.9%	33.8%	37.7%
Taiwan	23,051	18,718	23.1%	35.9%	24.1%
Other Asian Countries	3,418	5,779	-40.9%	5.3%	7.4%
Europe	3,626	4,530	-20.0%	5.7%	5.8%

Total revenues	$64,146	$77,739	-17.5%	100.0%	100.0%

Total revenues in the third quarter of fiscal 2003 decreased by 24.7% from the comparable period in fiscal 2002. Revenues in North America in the third quarter of fiscal 2003 decreased by 57.7% while revenues in Taiwan increased by 53.7% from the comparable period in fiscal 2002. This reflects the continued softness in the North American PC market and the accelerating trend of branded PC companies outsourcing from North America to Taiwan. Also, revenues in Japan and Other Asian Countries decreased by 44.0% and 35.3%, respectively, primarily due to the general weak economic climate in those countries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total revenues for the first nine months of fiscal 2003 decreased by 17.5% from the comparable period in fiscal 2002. Revenues in North America for the first nine months of fiscal 2003 decreased by 36.4% while revenues in Taiwan increased by 23.1%, from the comparable period in fiscal 2002. The decrease is the result of the continued softness in the North America PC market and our North American customers shifting their manufacturing to Taiwan. Revenues from Japan, Other Asian Countries, and Europe decreased by 25.9%, 40.9% and 20.0%, respectively, due primarily to economic slowdown in those regions.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs, and amortization of purchased technology. Gross margin as a percentage of revenues for the three months ended June 30, 2003 decreased to 78.3% from 86.9% in the comparable period of fiscal 2002. Gross margin as a percentage of revenues for the nine months ended June 30, 2003 decreased to 79.5% from 87.0% a year ago. The decrease in both periods is due primarily to lower revenue and higher engineering service costs as a result of our decision to align our global engineering resources with our customers to better support their needs. Amortization of purchased technologies from business combinations for the three months ended June 30, 2003, and 2002 and the nine months ended June 30, 2003 and 2002 were $0.8 million, $0.8 million, $2.5 million, and $2.2 million, respectively.

Research and Development Expenses

Research and development expenses were $6.7 million and $7.7 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 32.5% and 28.2%, respectively. For the nine months ended June 30, 2003 and 2002, research and development expenses were $20.9 million and $22.7 million, respectively. As a percentage of revenues, these expenses represented 32.6% and 29.2%, respectively. Research and development expenses decreased due primarily to lower payroll and related compensation expenses as a result of the restructuring programs implemented during fiscal 2003 and 2002.

Sales and Marketing Expenses

Sales and marketing expenses were $8.4 million and $8.8 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 41.0% and 32.4%, respectively. For the nine months ended June 30, 2003 and 2002, sales and marketing expenses were $25.4 million and $25.5 million, respectively. As a percentage of revenues, these expenses represented 39.6% and 32.8%, respectively. The decrease was due primarily to lower payroll and related compensation expenses as a result of the fiscal 2003 and 2002 restructuring programs. The decline was also due to lower commission expenses, resulting from lower sales during fiscal 2003.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $3.5 million for the three months ended June 30, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 19.8% and 12.8%, respectively. The increase was due primarily to expenses related to management transition during the third quarter of fiscal 2003. For the nine months ended June 30, 2003 and 2002, general and administrative expenses were $10.8 million and $10.7 million, respectively. As a percentage of revenues, these expenses represented 16.9% and 13.7%, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Amortization Expenses

Amortization of goodwill and acquired intangible assets was $nil and $0.4 million for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, amortization of goodwill and acquired intangible assets were $0.1 million and $1.7 million, respectively. The decrease was due to the adoption of SFAS 142, which eliminates the amortization of goodwill. The Company adopted SFAS 142 on October 1, 2002.

Stock-Based Compensation

Stock-based compensation was $0.1 million and $nil million for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, stock-based compensation was $0.2 million and $0.3 million, respectively. Charges in these periods were primarily due to the amortization of employee options granted to purchase stock at exercise prices less than the market value on the measurement date.

Restructuring Charges

Restructuring charges for the three and nine months ended June 30, 2003 and 2002 were as follow (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Severence and benefits	$—	$—	$3,417	$3,925
Facility and exit costs	—	—	2,479	—
Asset write-offs	—	—	118	—

	$—	$—	$6,014	$3,925

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Interest and Other Income, Net

Interest and other income, net, was $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, interest and other income, net, was $0.5 million and $0.1 million, respectively. In the second quarter of fiscal 2002, we recorded a $0.2 million loss from the disposal of fixed assets.

Provision for Income Taxes

We recorded income tax provisions of $14.3 million and $11.1 million for the three and nine months ended June 30, 2003, respectively, as compared to an income tax provision of $1.1 million and $0.9 million in the comparable periods in fiscal 2002.

The effective tax rate for the three months and nine months ended June 30, 2003, was significantly more than the U.S. statutory rate due primarily to non-cash charges of $13.8 million and $8.6 million, respectively. These charges are primarily related to an increase in our valuation allowance for our deferred tax assets. After examining the available evidence at June 30, 2003, we believe that a full valuation allowance for the U.S. Federal and state tax assets was necessary. In addition, we recorded tax provisions of $0.5 million and $2.5 million for the three months and nine months ended June 30, 2003, respectively, for withholdings and income taxes in foreign countries.

The rate used to record the provision for the third quarter of fiscal 2002 was lower than the U.S. Federal statutory rate primarily due to lower tax rates imposed on earnings in certain foreign jurisdictions. For further information, refer to “Note 8 – Income Taxes”.

Liquidity and Capital Resources

At June 30, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $50.7 million. We presently have no outstanding borrowings with banks or other potential creditors. The primary source of cash during the nine months ended June 30, 2003 was net proceeds from sale of investments of $25.9 million. The primary uses of cash for the same period were $9.7 million for the repurchase of common stock, $3.0 million for capital additions, and $13.8 million from operating activities, mainly due to increase in accounts receivables and payments for restructuring and income taxes.

We believe that current cash and short-term investment balances and cash flow from operations will be sufficient to meet our operating and capital requirements for the next twelve months.

Business Risks

The additional following factors should be considered carefully when evaluating our business.

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues on royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed; our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in present and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that those new and/ or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/ or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on adoption of our cME Environment and applications.

Unfavorable Economic and Market Conditions

Adverse economic conditions and the continuing uncertainty worldwide have contributed to slowdowns in the PC and information appliance industries and may continue to impact our business, resulting in:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Due to continued economic downturn and market uncertainties, many customers have delayed their product introductions. If our customers continue to delay their product introductions, our ability to generate revenue from our new solutions and applications may be adversely affected.

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduction of new products on a timely basis. We have and will continue to address the need to develop new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

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

Entrance Into New or Developing Markets

As we focus on new market opportunities, we will increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of service and support may increase in the future. There can be no assurance that we can provide products, service, and support to effectively

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of June 30, 2003, we had been issued 56 patents in the U.S. and had 45 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 96 patents with respect to our product offerings and have 138 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. We remain optimistic regarding relationships with these industry leaders. For example, Intel recently announced the use of Extended Firmware Interface (“EFI”) in the IA-32 environment, which enables Intel to provide a C-based development environment extending from their core logic firmware from within Intel devices only. Our support for EFI is incorporated within cME.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies may incorporate some functionality that has traditionally resided in the BIOS. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our Customers. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top tier engineering, sales, marketing, and administrative personnel. Our new products are based on new and emerging technologies, such as security, internet connectivity, and industry standards, that are different from BIOS technologies. As such, we need to attract and retain key personnel with expertise in these new areas. The available pool of engineering talent is limited for all lines of businesses despite the current economic downturn. Accordingly, failure to attract, retain, and grow our talents could adversely affect our business and operating results. All of our employees, including executive officers and key personnel, are “employees at-will”. We might not be able to execute our business plan if we were to lose the services of any of our key personnel.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs and ODMs in the PC, semiconductor and Internet markets, system builders, value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of June 30, 2003, Fujitsu Limited accounted for 11% of total accounts receivable.

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

In the cME applications software area, as with BIOS, we compete with in-house solutions to access the protected area of hard drives. Our applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as solutions developed by PC manufacturers.

Phoenix cME solutions compete with products from other operating system developers, semiconductor companies, and software developers, who may have greater resources than us. We also compete with smaller embedded software integrators who may have been focused on certain segments of the embedded device or information appliance market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

International Sales and Activities

Revenues derived from the international sales of our BIOS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, England, Japan, Korea, Taiwan, Hong Kong, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective and include adequate controls and procedures to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is communicated to the company’s management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2003, the Suwon District Court in Korea approved the motion of the Korea Electronic Certification Authority (“KECA” or “CrossCert”) for a preliminary attachment on Phoenix’s expected payments by another Phoenix customer, Samsung Electronics. The amount of the preliminary attachment is KRW 496,608,750, approximately USD$412,000.

On May 7, 2003, Phoenix and its subsidiary, Phoenix Technologies (Hungary) Software Licensing LLC (Phoenix’s assignee of the license between Phoenix and CrossCert) filed suit in Santa Clara County Superior Court for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition. Phoenix also challenged the preliminary attachment.

CrossCert subsequently filed suit against Phoenix on June 14, 2003 in Korea. The basis of the suit is breach of contract and/or fraud in connection with the parties’ license agreement. The complaint seeks $825,000 plus interest under both the license agreement and Korean law.

There have been no hearing dates set in any of the proceedings.

Phoenix believes the CrossCert suit is without merit and will aggressively defend the suit and advance its suit against CrossCert as well as to continue to challenge the preliminary attachment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended June 30, 2003. Information regarding the items reported on is as follows:

Date Filed	Item Reported On
April 17, 2003	The Company issued a press release announcing its financial results for the quarter ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

August 14, 2003	By:	/s/ RANDALL BOLTEN
Date	Randall Bolten Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.