Form 10-K
period 2003-09-30
PHOENIX TECHNOLOGIES LTD
filed 2004-01-07
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                      to                     .

Commission file number 0-17111

PHOENIX TECHNOLOGIES LTD.

(Exact name of registrant as specified in its charter)

Delaware	04-2685985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

915 Murphy Ranch Road, Milpitas, CA 95035

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

The aggregate market value of the voting stock as of November 30, 2003, was $161,807,378 for non-affiliates of the registrant and $212,944,231, for all registrants. The calculation is based upon the last reported sales price of the Common Stock in the Nasdaq National Market, as reported by the Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2003 was 24,420,210.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2003 annual meeting of its stockholders, to be held on February 3, 2004, are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K

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

GENERAL DEVELOPMENT OF THE BUSINESS

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in core system software (“CSS”), otherwise known as Basic Input Output System or (“BIOS”), to activate, secure, connect, and recover personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, Phoenix also provides support services, such as training, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, resellers, value-added OEMs, ODMs, system integrators, system builders, integrated service vendors (“ISVs”), and generic PC (or “White Box”) manufacturers.

The global computer industry, driven by the expansion of the Internet, has evolved into a rich “connected device ecosystem” embracing entirely new categories of form and functionality, driven by rapid technology changes that include increased processor speeds, hardware miniaturization, portability, and new and improved ways to connect devices and access information and services. Traditional PC platforms have evolved into “endpoints” of the Internet and have been joined by a wide array of new innovative devices. These emerging connected digital devices include Internet access terminals, interactive TVs and related set top box solutions, Internet-enabled DVD players and other traditional consumer electronics devices, wireless handheld appliances, interactive game stations, Web tablets, and rack-mounted single board server systems (known as “server blades”). Together, today’s PC and non-PC digital devices play an integral and growing role within almost everybody’s life.

Phoenix believes that its products and services enable Customers to bring robust, leading-edge products to market more quickly, while reducing their manufacturing and support costs and providing essential product differentiation. In particular, the growth of the Internet has spurred additional connectivity to a broad range of digital devices beyond the PC. Those include personal digital assistants (“PDAs”), cell phones, set top boxes, and other internet appliances that broaden the range of real time, interactive experiences available to the end user. The diversity of hardware architectures, operating systems, and microprocessors and peripherals used by these devices has created a demand for new network assurance and device management capabilities that are built into the device and enabled by Phoenix core system software.

The CSS/BIOS created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, the Company has, through a combination of internal development and acquisitions, launched a series of product families to offer a range of complete solutions to its customers. In each case, Phoenix products at the core offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace.

In fiscal 2003, Phoenix implemented restructuring programs which reflects its continued efforts to re-align its corporate actions with corporate strategy to improve customer focus, harmonize product marketing, streamline engineering, consolidate facilities, and in general create a market-driven company. As part of that restructuring, the Company established Centers of Excellence throughout the world, all focused on leveraging technical expertise and industry leadership experience to provide fast, accurate, and high-quality development and innovation. The operational efficiencies gained by focusing resources in these Centers of Excellence enables Phoenix to provide its customers and partners many time-to-market advantages, high-quality product rollouts, faster development cycles, and superior innovation.

The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986. Phoenix headquarters is in Milpitas. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, and the telephone number at that location is (408) 570-1000.

Available Information

Our Website is www.phoenix.com. Through a link on the Investor Relations section of our Website, the Company makes available the following fillings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s Website is not part of this report.

DESCRIPTION OF BUSINESS

The Company currently has one reportable segment, Phoenix, which includes the FirstBIOS, FirstWare, FirstAuthority, and FirstView product families. inSilicon Corporation (“inSilicon”), a formerly majority-owned subsidiary reported as a separate segment prior to fiscal 2001, was sold to Synopsys, Inc. (“Synopsys”) in fiscal 2002. See Note 10 of the Company’s Consolidated Financial Statements for further information regarding segment reporting and for customer revenues by geographic region. Technologies from the current product families are expanded to include additional platform tools and core-resistant applications, which are marketed and sold as Phoenix Core Managed Environment (“cME”).

Business Operations

The Company utilizes a global sales force with sales offices in North America, Europe, Japan, and Asia Pacific regions.

Product Background

PC systems, as well as many information appliances and other electronic devices that connect to the Internet, consist of both hardware and system firmware, or CSS/BIOS, at the core platform level. These systems and devices may also use operating system (“OS”) software and applications software. The firmware or CSS/BIOS is typically stored in flash memory and/or a Read Only Memory (“ROM”) chip that resides on the device’s motherboard, built into the device, and is executed during power up in order to test, initialize, and manage the functionality of the hardware. Phoenix, with its CSS and other software products, has been instrumental in the advancement of PC architecture and the growth of the industry over the past 24 years. Phoenix core system software products provide the critical link between hardware platforms and operating systems, while offering improved reliability through Phoenix FirstWare products, increased security through Phoenix FirstAuthority solutions, and greater flexibility in device selection through its information appliance product, Phoenix FirstView. In each case, these product suites provide complete, inter-operable solutions for customers in the traditional PC marketplace, as well as those delivering a new class of non-PC connected digital devices to provide both enhanced traditional experiences and robust new ones in places where PCs do not reach.

In fiscal year 2003, the Company introduced the Phoenix cME. This is an expanded offering that includes additional platform tools and core-resident applications, which are marketed and sold as Phoenix cME, an open software platform, centered on CSS/BIOS, that enables the management and integration of functionality into the heart of digital devices. Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent of and in support of the operating system.

Phoenix cME is targeted to address four market segments: Phoenix cME PC Edition for personal computers (desktops, notebooks, workstations and Tablet PCs); Phoenix cME Server Edition for server environments; Phoenix cME Information Appliance Edition for information appliances and consumer electronics; and Phoenix cME Embedded Edition for industrial products. Each of these suites includes a platform-specific portfolio of application software, security features, advanced Core System Software, developer tools, and application program interfaces (“APIs”). Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. Phoenix also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the Phoenix cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, and content delivery.

The Phoenix product families are:

FirstBIOS Product Family

The Company’s CSS/BIOS software products continue to play an essential role in the design of PCs and other devices, providing the critical link between hardware platforms and operating systems. The Company’s FirstBIOS and FirstBIOS Pro products continue to meet changing customer requirements for system functionality, as well as to serve as an enabling platform for improved reliability through the use of the FirstWare products described below and enhanced system manageability with the inclusion of FirstAuthority solutions mentioned subsequently.

During fiscal 2003, these CSS/BIOS products continued to be significantly enhanced to ease deployment, and to improve system manageability and serviceability.

FirstBIOS (upgraded from AwardBIOS) and FirstBIOS Pro (based upon PhoenixBIOS 4.0) were further enhanced to meet the current and emerging requirements of different types of systems built by the Company’s manufacturing customers. Among the distinctions are:

•	Notebook and new Tablet PC computers developed using the modular architecture of FirstBIOS Pro typically feature more complex peripheral support requirements, such as advanced digitizers, as well as extensive power management capabilities, including FastPOST, Fast Resume from RAM, Save-to-Disk, and support for smart batteries.

•	Many motherboard products used in desktop, workstation, and embedded or industrial PC product systems require extensive manufacturer configuration flexibility, a feature of the FirstBIOS product family.

•	Other desktop and workstation products, as well as server solutions, which have high manageability and customization specifications, require features based in the modular architecture of FirstBIOS Pro.

•	FirstBIOS adds unique firmware based device authentication known as StrongROMTM, which provides foundation secure chain and trust.

Majority of the total revenues recognized in each fiscal year is related to FirstBIOS revenues. Revenues from FirstBIOS as a percentage of total revenues were 90%, 93%, and 86% for fiscal 2003, 2002, and 2001, respectively.

Customers:    The Company’s CSS/BIOS technology is targeted towards PC OEMs and ODMs, as well as certain embedded systems. The Company has licensed its CSS/BIOS technology to various global technology leaders, including:

Original Equipment Manufacturers
Dell Computer Corporation	IBM Corporation	Samsung Electronics Co. Ltd.
Fujitsu Limited	Legend Holdings Co., Ltd.	Sony Corporation
Fujitsu Siemens Computer	Matsushita Electronic Corp.	Toshiba, Inc.
Hewlett Packard Company	NEC Corporation	eMachines, Inc.

Original Design Manufacturers	MotherBoard	Non-PC Systems
Arima Computer Corporation	ASUSTeK Computer, Inc.	Motorola, Inc.
Compal Electronics, Inc.	Elitegroup Computer Systems, Inc.	NCR Corporation
First International Computer, Inc.	Gigabyte Technology Co., Ltd.	NEC Corporation
Quanta Corporation	Micro-Star International Co., Ltd.	Radisys Corporation
TriGem Computer, Inc.
Wistron Corporation

Competitors:    The Company competes for CSS/BIOS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. The Company believes that OEM/ODM customers often license the Company’s system software products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features, (2) easily leverage the additional value of other Phoenix solutions, such as Phoenix cME StrongROM, (3) improve time to market, (4) reduce product development risks, (5) minimize product development and support costs, and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

FirstWare and Disk Tools Product Family

The Company’s FirstWare product suite is targeted at reducing OEM/ODM and system builders’ manufacturing and technical support costs. This suite includes a product to create a proprietary, protected FirstWare space on a computer’s hard disk which is visible to, and may only be invoked by, the FirstBIOS during start-up or the Master Boot Record (‘MBR”). Phoenix applications products can also be enabled on other companies’s BIOSes through an MBR enablement module, albeit with less application security. The highest levels of application integrity are offered when the products are deployed in a system with Phoenix cME FirstBIOS. Phoenix has also created other value add applications that run within this space. To date, these applications include:

•	FirstWare Recover that restores the original factory image (OS and applications software) without the need for a boot disk or recovery Compact Disks (“CDs”) for remote restoration.

•	Phoenix FirstWare Recover Pro that restores to any chosen point in the drive’s history (including user data) without need of a boot disk or recovery CDs for remote restoration.

•	FirstWare Check is a diagnostic tool that quickly differentiates between software and hardware problems for prompt resolution.

•	FirstWare Vault is a windows application that stores virtual CDs in the FirstWare protected area.

•	FirstWare Connect is an always-available Internet micro-browser, leveraging technologies from the FirstView product family with the same name, which can access the manufacturer’s site(s) via the Internet, even when the OS is corrupted, to enable self-help and critical communication.

•	Phoenix FirstWare Assistant is an application that provides instant access to Microsoft Outlook Personal Information Management (“PIM”) data without launching the OS. Accessible data includes calendar, contacts and tasks.

•	Phoenix cME Console is a software application that serves as a platform for authenticating, managing and launching Phoenix cME Certified and Phoenix FirstWare applications that reside in the host protected area (HPA). Phoenix cME Console also provides a presentation layer for branding the Phoenix cME space.

Phoenix also offers ImageCast and other disk preparation and duplication software to assist manufacturers and others involved in deploying new computers in the product suites. These disk tools are designed to rapidly install software on a new system’s hard disk.

Customers:    The FirstWare product family is largely sold to the Company’s CSS/BIOS customers, as well as systems builders. The Company’s major customers for the FirstWare application and disk tools products include Fujitsu Ltd., International Business Machines, Samsung Electronics Co. Ltd., Founder Computer Systems Co., Ltd., and Legend Holdings Company, Ltd.

Competitors:    In the FirstWare applications software area, as with CSS/BIOS, the Company competes with in-house solutions to access the protected area of hard drives. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions. Price and product performance are the principal method of competition in this market. The Company leverages its existing business relationships, years of experience, intellectual property, and ability to provide integrated solutions on existing CSS/BIOS deployments as a competitive advantage against the competition.

FirstAuthority Product Family

Security made a significant market impact in fiscal 2003, and Phoenix responded to capitalize on the trend. In fiscal 2003, Phoenix realized increasing industry endorsement and adoption of its cME security strategy through some major design wins with key industry partners in strategic industry markets. As a result, the Company began to increase its investment in marketing to security-aware customer segments such as the U.S. federal government.

As part of the cME value proposition, Phoenix repositioned FirstAuthority products and security technologies as a core ingredient in all Phoenix products and continued to expand market awareness. FirstAuthority product messaging is now communicated within the cME value proposition to better leverage global marketing efforts. Moving forward, security products will carry the cME brand.

Phoenix significantly enhanced intrinsic security functions of CSS in fiscal 2003. For example, Phoenix worked closely with National Semiconductor Corporation, Infineon Technologies AG, and Atmel Corporation to support Trusted Platform Modules (“TPM”) for incarnation into the designs of several major OEMs to support Trusted Computing Platform Association (“TCPA”) specifications. This initiative extended Phoenix’s leadership as a key ecosystem provider in the marketplace. Enhancements such as this, targeted at the higher-value OEM market to create customer value-add opportunities and preserve or increase average selling price (ASP), will begin entering the market in the first quarter of fiscal 2004.

Customers:    In addition to its traditional ODM and OEM customer base, Phoenix began to broaden its base with significant relationships with some key industry market leaders. New customers such as, SafeNet Inc., a major vendor in the government and financial market industries, deployed cME device authentication technology (formerly DeviceConnect) in 1) its managed Virtual Private Network (VPN) service and 2) Research in Motion (“RIM”) used the Simple Protocol for Exponential Key Exchange (“SPEKE”) technology from the Phoenix cME Security SDK (formerly FirstAuthority SDK) in its mobile networking products. Our major customer Nippon Telegraph and Telecommunications (“NTT”) Data Systems engaged with Phoenix to begin development of a suite of services to help their customers better manage security and the protection of intellectual property for enterprise networks.

Competitors:    The Company’s security products provide strong two-factor authentication built into the system through tamperproof firmware when used in conjunction with FirstBIOS products. The Company has architected its security solutions based upon security best practices which recommend a layered solution. Therefore, the Company views its FirstAuthority products as complementary to other security technologies including tokens, smart cards, and biometrics for the utilization of multi-factor security solutions by customers. Accordingly, customers using the Phoenix FirstAuthority product family can maintain traditional security solutions that the customers have found to be effective, supplementing them with FirstAuthority products, while also replacing those the customers have found to be ineffective, difficult to maintain or costly to implement.

FirstView Product Family

The Company also provides software for next generation consumer electronics, information appliances, and other non-PC devices. Such devices include: Internet access terminals, interactive TVs and related set top box solutions, Internet-enabled DVD players, wireless handheld appliances, interactive game stations, digital media centers, web tablets, and other consumer-centric electronic devices. Solutions based upon these products leverage many of the same technology underpinnings and capabilities found in the Company’s FirstBIOS, FirstAuthority, and FirstWare products.

Phoenix believes that non-PC interconnected devices constitute an entirely new class of business for the company as home networking. Moreover, the availability of digital media and services increases and offers a growing market and revenue opportunity for platform software solutions that can provide digital device OEMs with reduced product development costs and risks, and improved time-to-market. The FirstView product family offers a complete platform, based upon modular components (from Firmware through select applications) as desired by the customer to deliver a compelling digital experience on their target platform.

The Company offers the following product:

•	FirstView Connect is an embedded middleware platform that enables digital device OEMs/ODMs to quickly and affordably present robust content and services, delivered in real-time over Internet Protocol (“IP”) both to the home and within the home, as a primary or secondary function of their connected digital devices.

With industry-leading, standards-based support and a small code size, FirstView Connect is designed specifically for the emerging connected consumer device markets. FirstView Connect delivers the easy-to-use, appliance-like experiences that are expected from consumer electronics today. Phoenix continues to participate in leading industry forums, including the digital home working group and DVD forum among others, to drive standards and remain first to market with effective solutions.

Customers:    FirstView Connect products are targeted to next-generation information appliance manufacturers, as well as traditional consumer electronics companies. The Company’s major customers for the FirstView product family include Pioneer Electronics Inc., Hitachi Ltd., Hewlett-Packard Company, and Tottori Sanyo Electric Co., Ltd.

Competitors:    FirstView Connect and the related information appliance products compete with products from other operating system and software developers, who may have greater resources than those of the Company. These companies include Wind River Systems, Inc. and Microsoft Corporation. The Company also competes with smaller embedded software providers such as OpenTV Corporation, Opera Software ASA, Planetweb, Inc., and ACCESS Co Ltd., who may have been focused on certain segments of the information appliance market.

As part of its enhancement strategy, FirstView Connect became part of the FirstWare Connect family near the close of fiscal 2003 (The FirstWare family and FirstWare Connect were described earlier.) Phoenix plans to offer products for both the traditional PC market and the emerging consumer market.

Significant Customers

Fujitsu Limited accounted for 12%, 14% and 11% of the Company’s total revenues in fiscal 2003, 2002, and 2001, respectively. Another customer, Sony Corporation, accounted for 14% of total revenues in fiscal 2001. No other customer accounted for more than 10% of total revenues in fiscal 2003, 2002, or 2001.

PRODUCT DEVELOPMENT

The Company constantly seeks to develop new products, maintain and enhance its current product lines, maintain technological competitiveness, and meet continually changing customer and market requirements. The company’s research and development expenditures in fiscal years 2003, 2002 and 2001 were $27.1 million, $30.2 million and $34.4 million, respectively. All of Phoenix’s expenditures for research and development have been expensed as incurred. At November 30, 2003, the Company’s research and development and customer engineering group included 227 full-time employees.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. As of September 30, 2003, the Company had been issued 58 patents in the U.S. and has 54 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, the Company has been issued 106 patents with respect to its current product offerings and has 168 patent applications pending with respect to certain of the products it markets. There can be no assurance that any of these patents would be upheld as valid if challenged.

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

EMPLOYEES

As of November 30, 2003 Phoenix employed 429 full-time employees worldwide, of whom 227 were in research and development and customer engineering, 127 were in sales and marketing, and 75 were in general administration. Phoenix’s employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To the Company’s present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.    PROPERTIES

In fiscal 2003, the Company entered into a ten-year facility lease to relocate its headquarters, from San Jose to Milpitas, California in November 2003. In fiscal 1997, the Company entered into a five-year lease agreement for a facility in Irvine, California, with an additional seven year renewal starting fiscal 2002. During fiscal 2003, the Company signed a contract to sublease part of its Irvine location for the remainder of its lease term. The Company is seeking subtenants to lease the reminder of the Irvine facility. The Company also leases smaller office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Brookfield, Houston and Austin, Texas; Taipei, Taiwan; Hong Kong; Shenzhen, Shanghai, Beijing, and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; Budapest, Hungary; Munich, Germany and Maarssen, The Netherlands. These offices generally provide engineering, sales, and technical support to customers.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.    LEGAL PROCEEDINGS

On April 21, 2003, the Suwon District Court in Korea approved the motion of the Korea Electronic Certification Authority (“KECA” or “CrossCert”) for a preliminary attachment on Phoenix’s expected payments by another Phoenix customer, Samsung Electronics (“Samsung”). The amount of the preliminary attachment is KRW 496,608,750, approximately USD$412,000. Subsequently, on May 7, 2003, Phoenix and its subsidiary,

Phoenix Technologies (Hungary) Software Licensing LLC (Phoenix’s assignee of the license between Phoenix and CrossCert) filed suit in Santa Clara County Superior Court in United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition, against CrossCert. The Company also challenged the preliminary attachment that was given to CrossCert by the District Court in Korea. CrossCert (“complaint”) subsequently filed suit against Phoenix on June 14, 2003 in Korea. The basis of the alleged suit is breach of contract and/or fraud in connection with the parties’ license agreement. The complaint seeks $825,000 plus interest under both the license agreement and Korean law.

Subsequently in November 2003, the Seoul District Court had dismissed CrossCert’s suit against Phoenix stating the lack of jurisdiction. The Company plans to move quickly upon the dismissal to challenge CrossCert and remove the attachment on Samsung that the District Court had previously approved to CrossCert. The Company believes the CrossCert suit for succeeding is extremely doubtful and the prospects of success by CrossCert are slight. The Company also believes that there is a possibility of recovering legal expenses from CrossCert after the suits are completed.

Phoenix is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources and other factors.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

The executive officers of the Company serve at the discretion of the Board of Directors of Phoenix. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

Name	Age	Position
Albert E. Sisto	54	Chairman, President, and Chief Executive Officer
Randall Bolten	51	Senior Vice President, Finance and Chief Financial Officer
Timothy D. Eades	34	Senior Vice President & General Manager, Corporate Marketing & Products Division
W. Curtis Francis	54	Senior Vice President & General Manager, Corporate Engineering and Planning Division
David L. Gibbs	46	Senior Vice President & General Manager, Global Sales and Support Division
Magda M. Madriz	51	Vice President, Human Resources

BIOGRAPHIES

Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board in June 1999. He was elected Chairman of the Board in January 2000. Mr. Sisto was formerly Chief Operating Officer of RSA Security, Inc. from 1997 to 1999. He served as Chairman, President, and CEO of DocuMagix from 1994 to 1997. From 1989 to 1994, Mr. Sisto served as the President and CEO of PixelCraft, Inc. Mr. Sisto has also served in executive management roles at MIPS Technologies, Relational Technologies (INGRES), Intel, Honeywell, and General Electric. Mr. Sisto is on the Boards of Directors of Hi/fn Inc., a semiconductor components company. Mr. Sisto earned a Bachelor of Science in Engineering from Stevens Institute of Technology.

Mr. Bolten joined Phoenix Technologies as Chief Financial Officer in June 2003. Prior to joining Phoenix, he served as a consultant providing interim CFO services to entrepreneurial companies from 2001 to 2002. Mr. Bolten was Chief Financial Officer and Vice President of Operations for BroadVision, Inc. from 1995 to 2001, during a time when the enterprise applications software company grew from a private company with no revenues to a highly visible public company with a revenue run rate of $550 million at its peak. From 1992 to 1994, he served as CFO of BioCAD Corporation, a supplier of drug discovery software products. Prior to BioCAD, Mr. Bolten held various financial and executive management positions at Teknekron, Oracle Corporation, and Tandem Computers Incorporated. Mr. Bolten earned an undergraduate degree in Economics from Princeton University and an MBA from Stanford University.

Mr. Eades joined the Company as Senior Vice President, Corporate Marketing and Products Division in August 2002, leading the marketing, positioning, and products development. From 2001 to 2002, Mr. Eades was program director at International Business Machines Corporation (“IBM”) for emerging technologies, including server, security and autonomic software. From 2000 to 2001, he served as vice president of market development for Mobilesys, where he redirected sales from a direct to a channel methodology. From 1996 to 2000, he was a worldwide program director for IBM’s Personal Systems Group, where he specialized in server, desktop, and laptop products. He also has served in management positions with ThinkPad, Lapland UK, First Stop Computer Group, and Dun & Bradstreet. Mr. Eades holds business, finance, and marketing degrees from Southampton University and Southampton Technical College in England.

Mr. Francis joined the Company as Senior Vice President and General Manager of the Corporate Engineering and Planning Division in October 2001. He joined Phoenix from Quantum Corporation, where he served as Vice President of Corporate Development from May 1998 to April 2001. Before joining Quantum, Mr. Francis was Vice President of Corporate Development and Strategic Planning at Advanced Micro Devices from April 1995 to May 1998 and also served as Vice President of Corporate Development at Sun Microsystems from August 1993 to April 1995. Prior to joining Sun Microsystems, he served in a number of executive capacities in the areas of corporate strategy, strategic planning, and finance at Advanced Micro Devices, and previously had worked as a consultant for the Boston Consulting Group. Mr. Francis holds a B.S. degree in Engineering and Applied Science from Yale University, a M.S. degree in Electrical Engineering from Massachusetts Institute of Technology, and an MBA Degree from Harvard Business School.

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

Ms. Madriz joined Phoenix in October 2000 as Vice President, Human Resources. She joined Phoenix from Xicor, Inc. where she served as Director of Human Resources from 1984 and was promoted to and served as Vice President from 1990 to 2000. In addition to her responsibilities as the senior executive for Human Resources, she also assumed responsibility for Safety and Environmental Compliance. Prior to Xicor, Ms. Madriz served as Division Senior HR Manager for Atari, Inc. from 1980 to 1984. She has also worked for Dysan Corporation, and Federated Department Stores in various HR capacities. She has served as an appointed Commissioner for The City of San Jose since 1994 and is on the board of several non-profit organizations. Ms. Madriz earned a B.A. degree in Business Administration from the University of Pavia, Italy.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the Nasdaq National Market.

	High	Low
Year ended September 30, 2003:
Fourth quarter	$7.35	$5.46
Third quarter	6.08	4.06
Second quarter	7.14	4.25
First quarter	7.68	3.12

Year ended September 30, 2002:
Fourth quarter	$10.00	$6.24
Third quarter	13.98	8.67
Second quarter	13.97	10.65
First quarter	12.57	8.70

The Company had 215 shareholders of record as of November 30, 2003. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data below includes business combinations described in Note 3 and reflects the disposition of the Company’s ownership interest in inSilicon in September 2002, as described in Note 4 as discontinued operations to the Consolidated Financial Statements. The tables in Part II include selected unaudited quarterly consolidated data for fiscal 2003 and 2002. This information was derived from the Company’s unaudited consolidated financial statements that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with the Company’s annual Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Selected Annual Consolidated Data

(In thousands, except per share data)

	For the Years ended September 30,
	2003	2002	2001	2000	1999
Revenues:
License fees	$81,312	$84,806	$90,229	$106,158	$88,353
Services	4,096	8,274	12,129	13,551	18,518

Total revenues	85,408	93,080	102,358	119,709	106,871
Gross margin	68,238	79,173	84,320	101,318	80,805
Income (loss) from continuing operations	(26,654)	(3,320)	(2,629)	22,202	13,886
Discontinued operations, net of tax	—	(1,570)	(15,373)	(1,300)	(12,082)
Net income (loss)	(26,654)	(4,890)	(18,002)	20,902	1,804
Earnings (loss) per share from continuing operations:
Basic	$(1.09)	$(0.13)	$(0.10)	$0.90	$0.53
Diluted	$(1.09)	$(0.13)	$(0.10)	$0.82	$0.51
Earnings (loss) per share:
Basic	$(1.09)	$(0.19)	$(0.72)	$0.85	$0.07
Diluted	$(1.09)	$(0.19)	$(0.72)	$0.77	$0.07

	September 30,
	2003	2002	2001	2000	1999
Cash, cash equivalents, and short-term investments	$47,246	$76,312	$32,994	$69,537	$55,592
Working capital	55,172	71,495	72,427	124,531	52,930
Total assets	116,463	153,286	162,266	194,895	142,217
Long-term obligations	2,464	726	1,151	1,449	1,546
Stockholders’ equity	91,391	125,957	119,696	148,300	98,922

Selected Unaudited Quarterly Consolidated Data

(In thousands, except per share data)

	Fiscal 2003, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$21,262	$20,535	$21,717	$21,894
Gross margin	17,264	16,084	17,378	17,512
Loss from continuing operations	(3,580)	(17,223)	(921)	(4,930)
Net loss	(3,580)	(17,223)	(921)	(4,930)
Basic and Diluted loss per share from continuing operations	$(0.15)	$(0.71)	$(0.04)	$(0.20)
Basic and Diluted loss per share	$(0.15)	$(0.71)	$(0.04)	$(0.20)
Basic and Diluted shares used in loss per share calculation	24,280	24,233	24,432	24,947

	Fiscal 2002, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$15,341	$27,269	$25,381	$25,089
Gross margin	11,519	23,703	22,339	21,612
Income (loss) from continuing operations	(5,336)	2,291	976	(1,251)
Discontinued operations, net of tax	4,090	(1,725)	(962)	(2,973)
Net income (loss)	(1,246)	566	14	(4,224)
Earning (loss) per share from continuing operations:
Basic	$(0.20)	$0.09	$0.04	$(0.05)
Diluted	$(0.20)	$0.09	$0.04	$(0.05)
Earnings (loss) per share:
Basic	$(0.05)	$0.02	$—	$(0.17)
Diluted	$(0.05)	$0.02	$—	$(0.17)
Shares used in earnings (loss) per share calculation:
Basic	26,297	26,097	25,809	25,208
Diluted	26,297	26,817	26,528	25,208

In January 2002, Phoenix acquired certain assets of a privately held company, StorageSoft, Inc. (“StorageSoft”), pursuant to an Asset Acquisition Agreement dated December 21, 2001. StorageSoft is a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs. This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets as of September 30, 2002. The results of operations from the date of acquisition through September 30, 2002 were included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2002.

In the fourth quarter of fiscal 2002, Phoenix completed the sale of inSilicon. Prior period results have been reclassified to reflect inSilicon as discontinued operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a global leader in core system software (“CSS”, otherwise known as Basic Input Output System or “BIOS”) to activate, secure, maintain, and connect personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. We provide our products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, we also provide support services, such as training, maintenance, and engineering services, to its customers as required. Our company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, original equipment manufacturers (or “OEM”) and original design manufacturers (or “ODM”), resellers, value-added resellers, system integrators, system builders, integrated service vendors (“ISVs”), and generic PC (or “White Box”) manufacturers.

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

The CSS/BIOS created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, our Company has, through a combination of internal development and acquisitions, launched a series of product families to offer a range of complete solutions to its customers. In each case, Phoenix products at the core offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace. We believe this approach—leveraging our expertise to expand beyond CSS/BIOS and PCs—will help the Company enhance and strengthen its market presence as the industry evolves.

In addition to our Phoenix CSS/BIOS, we have also expanded our CSS offering to include additional platform tools and core-resident applications, which are marketed and sold as Phoenix Core Managed Environment (“cME”). Phoenix cME is an open software platform, centered on CSS/BIOS, that enables the management and integration of functionality into the heart of digital devices. Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent and in support of the operating system.

Phoenix cME is targeted to address four market segments: Phoenix cME PC Edition—for personal computers (desktops, notebooks, workstations and Tablet PCs), Phoenix cME Server Edition—for server environments, Phoenix cME Information Appliance Edition—for information appliances and consumer electronics and Phoenix cME Embedded Edition—for industrial products. Each of these suites includes a platform-specific portfolio of application software, security features, advanced BIOS, developer tools and application program interfaces (“APIs”). Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. We will license software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security and content delivery.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    We license software under non-cancelable license agreements and provides services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training. Generally, our products are incorporated into the products of our OEM/ODM customers.

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated shipments made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $5.2 million of royalty revenues from our OEM/ODM customers as of September 30, 2003 compared with $2.4 million as of September 30, 2002. Accrued revenue at September 30, 2002 was unusually low due to prepaid volume royalty license agreements with several significant customers in fiscal 2002. The same customers had switched to accounting for royalty on an accrual basis in fiscal 2003. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues for initial and non-refundable royalties relating to volume royalty license agreements as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $24.7 million, $31.0 million, and $30.0 million of revenues relating to volume royalty license agreements in fiscal 2003, 2002, and 2001, respectively.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provision for doubtful accounts are recorded in general and administrative expenses. At September 30, 2003 and 2002, the allowance for sales and doubtful accounts is $1.5 million and $1.9 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2003 and 2002, these assets totaled $31.7 million and $37.1 million, respectively.

Prepaid royalties represent payments to several third party technology partners for their software that is incorporated into certain of our products. All other intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets was estimated based on the period over which the assets were expected to contribute directly and indirectly to the future cash flows. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill arising from acquisitions are not amortized to expense but rather periodically assessed for impairment. The Company adopted SFAS 142 on October 1, 2002. See Note 2 of Notes to Consolidated Financial Statements for details regarding SFAS 142.

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets.

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

After examining the available evidence at September 30, 2003, we believe increasing our valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

Results of Operations

The following table includes Consolidated Statement of Operations data for the years ended September 30, 2003, 2002, and 2001, as a percentage of total revenues:

	2003	2002	2001
Revenues:
License fees	95%	91%	88%
Services	5	9	12

Total revenues	100	100	100

Cost of revenues:
License fees	5	6	2
Services	11	6	15
Amortization of purchased technology	4	3	1

Total cost of revenues	20	15	18

Gross margin	80	85	82

Operating expenses:
Research and development	32	33	34
Sales and marketing	39	37	27
General and administrative	17	15	19
Amortization of goodwill and acquired intangible assets	—	2	1
Stock-based compensation	—	—	1
Restructuring cost	10	4	1

Total operating expenses	98	91	83

Operating income (loss) from continuing operations	(18)	(6)	(1)
Interest and other income, net	—	—	2
Gain (loss) on investment	—	—	(2)

Income (loss) before income taxes	(18)	(6)	(1)
Income tax expense (credit)	13	(2)	2

Income (loss) from continuing operations	(31)	(4)	(3)
Discontinued operations:
Loss from discontinued operations	—	(7)	(15)
Gain on disposal of discontinued operations	—	6	—

Net income (loss)	(31)%	(5)%	(18)%

Revenues

Our products are generally designed into personal computer systems, information appliances, and network security infrastructures.

Revenues by geographic region based on country of sale for fiscal 2003, 2002, and 2001 were as follows (in thousands):

	Amount of Revenues			% Change		% of Revenues
	2003	2002	2001	2003	2002	2003	2002	2001
North America	$16,974	$22,233	$22,786	-5.7%	-2.4%	19.9%	23.9%	22.3%
Japan	27,987	35,390	43,859	-7.9%	-19.3%	32.7%	38.0%	42.8%
Taiwan	29,598	22,777	20,970	7.3%	8.6%	34.7%	24.5%	20.5%
Other Asian Countries	5,225	7,384	9,744	-2.3%	-24.2%	6.1%	7.9%	9.5%
Europe	5,624	5,296	4,999	0.4%	5.9%	6.6%	5.7%	4.9%

Total Revenues	$85,408	$93,080	$102,358	-8.2%	-9.1%	100.0%	100.0%	100.0%

Total revenues in fiscal 2003 decreased by $7.7 million (or 8.2%) from fiscal 2002. The decrease is primarily a result of the continued global economic slowdown and softness in the PC market, particularly in the notebook, desktop, and server markets.

In fiscal 2003, revenues from North America decreased by 23.7% while revenues in Taiwan increased by 30.0%, from the comparable period in fiscal 2002. The decrease is the result of the continued softness in the North America PC market and our North American customers shifting their manufacturing to Taiwan. Revenues from Japan and Other Asian Countries decreased by 20.9% and 29.2%, respectively, due primarily to economic slowdown in those regions. Europe revenues have continued to grow slightly by 6.2% from prior year.

In fiscal 2002, North America, Japan, and other Asian countries revenues decreased while Taiwan and Europe revenues increased. The decrease in Japan and other Asian countries was due primarily to the continued slowdown in the Japan and Korean PC markets and economic weakness in those regions. There was also a shift of revenues from the Japanese branded OEMs to the Taiwan ODMs. The increase in Taiwan and Europe was attributed to slight recovery in the local economies in 2001. North American revenues remained relatively flat from 2001 to 2002.

During the second quarter of fiscal 2002, we entered into multiple agreements with VeriSign, Inc. (“VeriSign”) to license and sell each party’s respective security products and to provide each party’s respective maintenance and support services and to receive certain outsourced data hosting service from VeriSign. Revenue from this arrangement was recorded for products and services sold to VeriSign net of products and services purchased from VeriSign. Our net revenue from the arrangement is approximately $2.2 million, of which approximately $1.6 million has been recognized in fiscal 2002. The remaining net revenues were recognized in the first quarter of fiscal 2003.

One customer, Fujitsu Limited, accounted for 12%, 14% and 11% of total revenues in fiscal 2003, 2002 and 2001, respectively. Another customer, Sony Corporation, accounted for 14% of revenues in fiscal 2001. No other customer accounted for more than 10% of revenues in fiscal 2003, 2002, or 2001.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs, and amortization of purchased technology. Gross margin as a percentage of revenues was 80%, 85%, and 82% for fiscal 2003, 2002, and 2001, respectively. Included in the costs of revenues was $3.3 million, $3.1 million, and $0.8 million of amortization of purchased technologies from business combinations for fiscal 2003, 2002, and 2001, respectively.

For fiscal 2003, 2002, and 2001, gross margin as a percentage of revenues before the amortization of purchased technology and software development costs was 84%, 88%, and 83%, respectively. The decrease in gross margin from fiscal 2002, is due primarily to lower revenue and higher engineering service costs as a result of our decision to align our global engineering resources with our customers to better support their needs. The increase in gross margin in fiscal 2002 from fiscal 2001 was due to higher margin license revenues comprising a higher percentage of total revenues.

License fee gross margin as a percentage of license fee revenues was 94%, 94%, and 97% in fiscal 2003, 2002, and 2001 respectively. License fee gross margin remained flat from fiscal 2003 to 2002. The decrease in license fee gross margin in fiscal 2002 from 2001 was due to lower margins from security and information appliance product sales. Service gross margin as a percentage of services revenues was -127%, 30%, and -23% in fiscal 2003, 2002, and 2001, respectively. The significant decline in service gross margin from 2002 was mainly due to the realignment of global engineering services in the first quarter of fiscal 2003, which resulted in more resources allocated to customer engineering in cost of revenues. The improvement in service gross margin from 2001 to 2002 was due to a change in the business model to reduce customization and increased effort to lower outsourced non-recurring engineering costs.

Research and Development Expenses

Research and development expenses were $27.1 million, $30.2 million, and $34.4 million in fiscal 2003, 2002, and 2001, respectively. As a percentage of revenues, these expenses represented 32%, 33%, and 34% in fiscal 2003, 2002, and 2001, respectively. In fiscal 2003, research and development expenses had decreased by $3.1 million (or 10%) due mainly to reduced payroll and related expenses, as a result of the restructuring programs implemented in fiscal 2003, and the reclassification of customer engineering efforts to cost of revenues. In fiscal 2002, research and development expenses decreased by $4.2 million (or 12%) due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002, tighter spending control, and implementation of a more disciplined market driven product development process, offset by additional personnel costs from the StorageSoft acquisition.

Sales and Marketing Expenses

Sales and marketing expenses were $33.2 million, $34.3 million, and $27.9 million in fiscal 2003, 2002, and 2001, respectively. As a percentage of revenues, these expenses represented 39%, 37%, and 27% in fiscal 2003, 2002, and 2001, respectively. In fiscal 2003, sales and marketing expenses decreased by $1.1 million (or 3%) mainly due to lower payroll and related compensation expenses as a result of the fiscal 2003 and 2002 restructuring programs and lower commissions as a result of lower revenues in fiscal 2003. In fiscal 2002, sales and marketing expenses increased by $6.4 million (or 23%) due primarily to re-allocation of resources to enhance sales and marketing functions to be more customer-focused and additional personnel costs from the StorageSoft acquisition to expand channel sales, offset by workforce reduction programs and disciplines in discretionary spending.

General and Administrative Expenses

General and administrative expenses were $13.9 million, $14.1 million, and $19.8 million in fiscal 2003, 2002, and 2001, respectively. As a percentage of revenues, these expenses represented 17%, 15%, and 19% in fiscal 2003, 2002 and 2001, respectively. General and administrative expenses had remained relatively constant in fiscal 2003 in comparison to fiscal 2002. In fiscal 2002, general and administrative expenses decreased by $5.7 million (or 29%) due primarily to reduced payroll and related expenses, as a result of the restructuring program implemented during the first quarter of fiscal 2002 and disciplines in discretionary spending.

Amortization of goodwill and acquired intangibles

Amortization of goodwill and acquired intangibles were $0.1 million, $2.3 million, and $1.1 million in fiscal 2003, 2002, and 2001, respectively. The decrease in fiscal 2003 was due to the adoption of SFAS 142 on October 1, 2002, which eliminates the amortization of goodwill upon adoption. In fiscal 2002, amortization expense increased by $1.2 million from fiscal 2001, primarily due to various purchase acquisitions completed since February 2001 (see Note 2 and 3 to the Consolidated Financial Statements more details on SFAS 142).

Stock-Based Compensation

The stock-based compensation expenses were $0.3 million, $0.5 million, and $0.7 million in fiscal 2003, 2002, and 2001, respectively. Charges in fiscal 2003, 2002, and 2001 were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date.

Restructuring Costs

Restructuring charges for fiscal 2003, 2002, and 2001, were $8.8 million, 3.5 million and $1.5 million, respectively.

Fiscal 2003 Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed and approximately $0.9 million of the facilities exit expenses had been paid. Actual payments for employee termination benefits were lower than the original provision. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, Phoenix increased the restructuring liability related to the Irvine, California facility by $1.7 million to reflect changes in the assumptions made in the first quarter of fiscal 2003 about both the length of time the space would remain vacant, and the sublease rate when the Company finds subtenants. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009. The unpaid portion of $3.3 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Long-term obligations” in the Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Payments were completed as of September 30, 2003.

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million. This charge is recorded in accordance with SFAS 146. Employee termination benefits are expected to be paid through the third quarter of fiscal 2004. The estimated pre-tax cost savings from the restructuring program implemented in the fourth quarter of fiscal 2003 was $1.2 million on an annualized basis.

Fiscal 2002 Program

In October 2001, the Company announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce, including several senior management positions. This restructuring program was to reduce our on-going operating expense level. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million of severance charges in the first quarter of fiscal 2002 and $0.4 million credit to adjust excess accruals in the fourth quarter of fiscal 2002. Payments were completed as of September 30, 2003. Actual payments for employee termination benefits were lower than the original provision.

Fiscal 2001 Program

In April 2001, in efforts to optimize operational efficiency and change our business strategy to address changes in customer demands, we reduced our global workforce by approximately 70 employees across all business functions. All terminations were completed as of September 30, 2001. The restructuring program resulted in a charge of approximately $1.5 million for severance and related cost in the third quarter of fiscal 2001 and all charges were paid as of December 31, 2001. As a result of the restructuring program, our estimated pre-tax savings in operating expenses were approximately $9.0 million on an annualized basis.

Interest and Other Income, Net

Net interest and other income was $20k, $0.4 million, and $1.8 million in fiscal 2003, 2002, and 2001, respectively. Net interest and other income consist mostly of interest income, which is primarily derived from cash and short-term investments and foreign exchange transaction gains and losses. The income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned was approximately 1.3%, 1.6%, and 4.3% for fiscal 2003, 2002, and 2001, respectively. All of the cash equivalents and short-term investments are in USD and are not subject to fluctuations in foreign currency exchange rates. In fiscal 2003, we invested mostly in highly liquid short-term taxable auction instruments and corporate notes. Interest income was $0.6 million, $0.6 million, and $1.9 million in fiscal 2003, 2002, and 2001, respectively. Interest income remained relatively the same from fiscal 2003 to 2002. Interest income decreased by $1.3 million in fiscal 2002 from 2001 primarily due to lower yields from decreased interest rates and lower average cash and short-term investment balance due to funding various acquisitions and stock repurchase programs during the year.

Gain/Loss on Investment

Gain (loss) on investment was zero, $0.2 million, and ($2.0 million) in fiscal 2003, 2002, and 2001, respectively. Equity investments in companies in which we do not have significant influence, which is usually when ownership is less than 20%, are included in other assets for fiscal 2002 and 2001. These investments are accounted for using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. In fiscal 2002, we recorded a gain of $0.2 million from the sale of our remaining equity investment and did not purchase additional equity investments in fiscal 2003. During fiscal 2001, as a result of the deterioration of financial markets and the corresponding effect on company valuations and financing prospects, we recorded $2.7 million in losses for other than temporary declines in the value of investments in these companies. Net loss on investment in fiscal 2001 was $2.0 million, resulting from $2.7 million of write-down netted against $0.7 million of gain on sale of investments. We did not record any impairment charges in fiscal 2003 or 2002.

Provision for Income Taxes

We recorded an income tax provision of $11.6 million, an income tax benefit of $1.7 million and an income tax provision of $1.2 million, reflecting effective tax rates of (76.5%), 34% and (87%) in fiscal 2003, 2002 and 2001, respectively.

The effective tax rate in 2003 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the loss before taxes primarily due to the net effect of a refund of taxes paid in prior years generated by a carryback of our current year US federal tax loss, offset by an increase in the valuation allowance for our U.S. federal and state net deferred tax assets, and foreign income and withholding taxes. After examining the available evidence at September 30, 2003, we believe that a full valuation allowance for our net U.S. Federal and state tax assets was necessary due to our operating results in recent periods. The effective tax rates in 2002 and 2001 differed from the expected benefit derived by applying the U.S. federal statutory tax rate to the losses before taxes primarily due to the foreign withholding taxes. For further information, refer to “Note 9—Income Taxes”.

Financial Condition

We reported $26.6 million consolidated cash and cash equivalent as of September 30, 2003. Net cash used in continuing operating activities during fiscal 2003 was $17.1 million, consisting primarily of a decrease of $8.1 million in accounts receivable, a $4.6 million decrease in income tax payable, a $2.4 million decrease in other assets, a $1.6 million decrease in deferred revenue and other fluctuations in working capital, a $3.4 million increase in accrued restructuring charges, a $1.9 million increase in prepaid royalties and maintenance, and a $5.7 million outflow of cash from net loss adjusted for non-cash items. Net cash provided in investing activities in fiscal 2003 was $26.8 million, consisting primarily of $30.5 million in net proceeds from of short-term investments, $3.8 million in purchase of property and equipment. Net cash used in financing activities during fiscal 2003 was $8.7 million, consisting primarily of repurchase of the our common stock of $9.7 million offset by the exercise of common stock options and issuance of stock under Phoenix’s employee purchase plan of $1.0 million.

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

We reported $30.0 million consolidated cash and cash equivalent as of September 30, 2001. Net cash generated from continuing operating activities during fiscal 2001 was $6.1 million, consisting primarily of a decrease of $14.2 million in accounts receivable and an inflow of $2.3 million of net income adjusted for non-cash items, partially offset by a $5.1 million increase in prepaid royalties and other fluctuations in working capital. Net cash used in continuing investing activities in fiscal 2001 was $0.8 million, consisting primarily of $2.7 million in purchase of property and equipment and $21.7 million in acquisition of business, offset by $23.7 million in net proceeds in disposal of short-term investments. Net cash used in continuing financing activities during fiscal 2001 was $16.0 million, consisting primarily of repurchase of our common stock of $21.0 million, repurchase of the Intel warrant for $2.9 million, and net payment of borrowings of $0.8 million, offset by $8.7 million generated from the exercise of stock options and issuance of common stock under our employee purchase plan.

Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase up to $15.0 million of Phoenix’s common stock over a twelve-month period. During fiscal 2003, the Company repurchased approximately 1,333,000 shares of its common stock at a cost of $4.9 million.

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

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $20.4 million. The operating lease obligations of $20.4 million include a net lease commitment for the Irvine location of $2.9 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 8 for further information on the Company’s restructuring plans. We also have agreements to license third party software that would be incorporated into certain of our products and are committed to $0.8 million in fiscal 2004. See Note 11 to the Consolidated Financial Statements for additional information.

On September 30, 2003, our future commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years (2)	3-5 years (3)	More than 5 years (4)
Operating lease obligations	$20,350	$4,628	$5,147	$3,401	$7,174
Purchase obligations	775	775	—	—	—

Total	$21,125	$5,402	$5,147	$3,401	$7,174

We did not have any material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2003.

Note (1) fiscal year 2004

Note (2) fiscal years 2005-2006

Note (3) fiscal years 2007-2008

Note (4) fiscal years 2009 and beyond

Off-Balance Sheet Arrangements

We do not have any Off-Balance Sheet Agreements in fiscal 2003.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS 142, we are required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and indefinite-lived intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. We adopted SFAS 142 on October 1, 2002 and the adoption had no material impact on our operating results or financial condition.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. We adopted SFAS 144 on October 1, 2002 and the adoption had no material effect on our operating results or financial condition.

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of September 30, 2003, the adoption did not have a material impact on our operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our results of operations and financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. We adopted the disclosure requirements of SFAS 148 on January 1, 2003.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for periods ending after December 15, 2003. We has no contractual relationships or other business relationships with any variable interest entities that were entered into after January 31, 2003 and, therefore, the initial adoption of FIN 46 did not have an effect on our results of operations or financial condition. We are currently evaluating whether it has any contractual relationships or other business arrangements entered into prior to January 31, 2003 that will be subject to FIN 46 upon its adoption at the end of first quarter of fiscal 2004, which ends on December 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149”). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We currently does not hold derivative financial instruments or engage in hedging activities and the adoption of SFAS 149 did not have a material impact on our financial condition or results of operation.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

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

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that those new and/or enhanced products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on adoption of our cME Environment and applications.

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

Dependence on New Product Releases by Our Customers

Successful introduction of new products is key to our success in both our core BIOS and new applications businesses. Frequently our new products are used in our customers’ new products, making each of us dependent on the other for product introduction schedules. It can happen that a customer may not be able to introduce one of his new products for reasons unrelated to our new product. In these cases, we would not be able to ship our new product until the customer had resolved his other problems.

Due to continued economic downturn and market uncertainties, many customers had delayed their product introductions, specifically in the notebook and non-PC segments. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products may be adversely affected.

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

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of September 30, 2003 and 2002, one customer, Fujitsu Limited, accounted for 15% and 18%, respectively of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

Competition

FirstBIOS Product Family.    The Company competes for CSS/BIOS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. The remaining major OEM companies using their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, and IBM Corporation (workstation and server only). The Company believes that OEM/ODM customers often license the Company’s system software products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features, (2) easily leverage the additional value of other Phoenix solutions, such as Phoenix cME StrongROM, (3) improve time to market, (4) reduce product development risks, (5) minimize product development and support costs, and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

FirstWare and Disk Tools Product Family.    In the FirstWare applications software area, as with CSS/BIOS, the Company competes with in-house solutions to access the protected area of hard drives. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions.

FirstAuthority Product Family.    The Company’s security products provide strong two-factor authentication built into the system through tamperproof firmware when used in conjunction with FirstBIOS products. The Company has architected its security solutions based upon security best practices which recommend a layered solution. Therefore, the Company views its FirstAuthority products as complementary to other security technologies including tokens, smart cards, and biometrics for the utilization of multi-factor security solutions by customers. Accordingly, customers using the Phoenix FirstAuthority product family can maintain traditional security solutions that the customers have found to be effective, supplementing them with FirstAuthority products, while also replacing those the customers have found to be ineffective, difficult to maintain or costly to implement.

FirstView Product Family.    FirstView Connect and the related information appliance products compete with products from other operating system and software developers, who may have greater resources than those of the Company. These companies include Wind River Systems, Inc. and Microsoft Corporation. The Company also competes with smaller embedded software providers such as OpenTV Corporation, Opera Software ASA, Planetweb, Inc., and ACCESS Co Ltd., who may have been focused on certain segments of the information appliance market.

International Sales and Activities

Revenues derived from the international sales of our CSS/BIOS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, England, Japan, Korea, Taiwan, Hong Kong, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, announcements of technological innovations, new products or customer contracts by us or our competitors, changes in our product mix or product direction of the product mix or direction of our competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalizations, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

Interest Rate Risk

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and total investments (in thousands):

	September 30,
	2003	2002
Cash and cash equivalents	$26,601	$25,156
Short-term investment	20,645	51,156

Total	$47,246	$76,312

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. At any time, a sharp increase in interest rates could have a material impact on interest earnings for our investment portfolio. The following table presents the hypothetical changes in fair value of investment securities held at September 30, 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30, 2003	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Auction instrument and corporate notes	$20,955	$20,851	$20,655	$20,645	$20,542	$20,439	$20,335

These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. A basis point is defined as one-hundredth of a percentage point. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are mostly denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2003 market rates would be immaterial on our net income.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, we recorded write-downs of $2.7 million on certain investments, which were determined to be other than temporarily impaired in fiscal 2001. We did not record any impairment charges in fiscals 2003 or 2002. At September 30, 2002, the carrying value of our remaining investments was zero.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14 to this Form 10-K.

See Item 4 above for certain information required by this item with respect to the Company’s executive officers. The remaining information required by this item will be contained in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2004 annual meeting of its stockholders (the “Proxy Statement”) in the sections captioned “Election of Directors,” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the section captioned, “Executive Compensation” in the Proxy Statement to be filed.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the sections captioned, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement to be filed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the sections captioned, “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company”, in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the section captioned “Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-K:

1.  Index to Consolidated Financial Statements of the Company and its subsidiaries filed as part of this report on Form 10-K:

2.  Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.

3.  See Item 15(c)

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

However, the Company furnished two reports on Form 8-K during the quarter ended September 30, 2003. Information regarding the items reported on is as follows:

Date Furnished	Item Reported On
July 10, 2003	The Company issued a press release announcing a revised revenue estimate for the quarter ended June 30, 2003.

July 17, 2003	The Company issued a press release announcing financial results for the quarter ended June 30, 2003.

(c)  Exhibits

Exhibit Number	Description
2.1	Asset Acquisition Agreement among Phoenix, Ravisent I.P., Inc., Ravisent Operating Company, Inc., Ravisent Technologies Internet Appliance Group, Inc., and Ravisent Technologies, Inc., dated March 21, 2001 (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

2.2	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

Exhibit Number	Description
2.3	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

10.2	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5	Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.6	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.7	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.8	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.9	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit-10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	Employment Agreement, dated April 30, 2001, between Phoenix and Timothy D. Eades (incorporated herein by reference to Exhibit 10.15 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.11	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.12	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.13	Employment Agreement, dated June 16, 2003, between Phoenix and Randall Bolten.

Exhibit Number	Description
10.14	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C.of the United States as Landlord and Phoenix as Tenant dated as of May 16, 2003 for that certain property located at 915 Murphy Ranch Road, Milpitas.

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney. See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(d)  See Item 15(a)2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: January 6, 2004

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert E. Sisto and Randall Bolten jointly and severally, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, and ratifying and confirming all that the attorney-in-facts and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ALBERT E. SISTO Albert E. Sisto Chairman, President and Chief Executive Officer	/s/ RANDALL BOLTEN Randall Bolten Senior VP, Finance and Chief Financial Officer

Date: January 6, 2004	Date: January 6, 2004

/s/ TAHER ELGAMAL Taher Elgamal Director	/s/ GEORGE C. HUANG George C. Huang Director

Date: January 6, 2004	Date: January 6, 2004

/s/ EDMUND P. JENSEN Edmund P. Jensen Director	/s/ ANTHONY SUN Anthony Sun Director

Date: January 6, 2004	Date: January 6, 2004

/s/ ANTHONY P. MORRIS Anthony P. Morris Director	/s/ DAVID S. DURY David S. Dury Director

Date: January 6, 2004	Date: January 6, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2003, Phoenix Technologies Ltd. changed its method of accounting for goodwill and other intangible assets.

San Jose, California

October 21, 2003

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$26,601	$25,156
Short-term investments	20,645	51,156
Accounts receivable, net of allowances of $1,496 and $1,903 at September 30, 2003 and 2002, respectively	22,761	14,612
Prepaid royalties and maintenance	2,528	2,410
Deferred income taxes	537	2,503
Other prepaid expenses	2,799	2,013
Other current assets	1,909	248

Total current assets	77,780	98,098
Property and equipment, net	7,131	8,212
Computer software costs, net	11,275	14,628
Goodwill and intangible assets, net	13,440	13,600
Deferred income taxes	—	10,104
Prepaid royalties—non current	4,437	6,470
Other assets	2,400	2,174

Total assets	$116,463	$153,286

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,392	$1,691
Accrued compensation and related liabilities	7,669	7,670
Deferred revenue	3,296	4,180
Income taxes payable	4,185	8,620
Accrued restructuring charges—current	1,910	—
Other accrued liabilities	4,156	4,442

Total current liabilities	22,608	26,603
Long-term obligations
Accrued restructuring charges—long-term	1,410	—
Other liabilities	1,054	726

Total liabilities	25,072	27,329

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,478 and 31,283 shares issued, 24,281 and 26,299 shares outstanding at September 30, 2003 and 2002, respectively	31	31
Additional paid-in capital	179,730	178,427
Deferred compensation	(675)	(626)
Retained earnings	4,344	30,998
Accumulated other comprehensive loss	(1,596)	(2,127)
Less: Cost of treasury stock (7,196 and 4,984 shares at September 30, 2003 and 2002, respectively)	(90,443)	(80,746)

Total stockholders’ equity	91,391	125,957

Total liabilities and stockholders’ equity	$116,463	$153,286

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 30,
	2003	2002	2001
Revenues:
License fees	$81,312	$84,806	$90,229
Services	4,096	8,274	12,129

Total revenues	85,408	93,080	102,358

Cost of revenues:
License fees	4,510	5,015	2,298
Services	9,307	5,830	14,930
Amortization of purchased technology	3,353	3,062	810

Total cost of revenues	17,170	13,907	18,038

Gross margin	68,238	79,173	84,320
Operating expenses:
Research and development	27,064	30,170	34,412
Sales and marketing	33,246	34,323	27,899
General and administrative	13,896	14,054	19,813
Amortization of goodwill and acquired intangible assets	70	2,322	1,145
Stock-based compensation	290	459	734
Restructuring and related charges	8,793	3,465	1,477

Total operating expenses	83,359	84,793	85,480

Operating loss from continuing operations	(15,121)	(5,620)	(1,160)
Interest and other income, net	20	429	1,774
Gain on investment	—	161	(2,022)

Loss from continuing operations before income taxes	(15,101)	(5,030)	(1,408)
Income tax expense (benefit) from continuing operations	11,553	(1,710)	1,221
Loss from continuing operations	(26,654)	(3,320)	(2,629)
Discontinued operations:
Loss from inSilicon, less applicable income taxes (benefits) of $489 and ($2,053) for the years ended 2002 and 2001, respectively	—	(6,851)	(15,373)
Gain on disposal of inSilicon, less applicable income taxes of $13,559, and includes inSilicon income tax (benefits) of ($169) for operating losses during the phaseout period	—	5,281	—

Loss from discontinued operations	—	(1,570)	(15,373)

Net loss	$(26,654)	$(4,890)	$(18,002)

Basic and Diluted loss per share:
Loss from continuing operations	$(1.09)	$(0.13)	$(0.10)
Discontinued operations	$—	$(0.06)	$(0.62)

Net loss	$(1.09)	$(0.19)	$(0.72)

Shares used in loss per share calculation:
Basic and Diluted	24,467	25,852	25,141

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, SEPTEMBER 30, 2000	25,608	$29	$153,581	$—	$53,890	$(430)	$(58,770)	$148,300
Purchases under stock option and purchase plans	1,052	1	8,677	—	—	—	—	8,678
Changes in APIC due to issuance of INSN stock	—	—	4,013	—	—	—	—	4,013
Issuance of stock for ISI acquisition	75	—	1,303	—	—	—	—	1,303
Repurchase of common stock	(1,497)	—	—	—	—	—	(20,970)	(20,970)
Repurchase of Intel Warrant	—	—	(2,900)	—	—	—	—	(2,900)
Deferred compensation			1,101	(1,101)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	391	—	—	—	391
Stock-based compensation	1	—	343	—	—	—	—	343
Comprehensive income:								—
Net income (loss)	—	—	—	—	(18,002)	—	—	(18,002)	$(18,002)
Translation adjustment, net of tax of $687	—	—	—	—	—	(1,460)	—	(1,460)	(1,460)

Comprehensive loss									$(19,462)

BALANCE, SEPTEMBER 30, 2001	25,239	30	166,118	(710)	35,888	(1,890)	(79,740)	119,696
Stock purchases under option and purchase plans	663	—	5,612	—	—	—	—	5,612
Changes in APIC due to issuance of INSN stock	—	—	30	—	—	—	—	30
Repurchase of common stock	(109)	—	—	—	—	—	(1,006)	(1,006)
Deferred compensation	—	—	291	(291)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	375	—	—	—	375
Stock-based compensation	—	—	84	—	—	—	—	84
Issuance of stock for StorageSoft	506	1	5,999	—	—	—	—	6,000
Tax benefit on exercise of stock options	—	—	293	—	—	—	—	293
Comprehensive income:								—
Net income (loss)	—	—	—	—	(4,890)	—	—	(4,890)	$(4,890)
Translation adjustment, net of tax of $122	—	—	—	—	—	(237)	—	(237)	(237)

Comprehensive loss									$(5,127)

BALANCE, SEPTEMBER 30, 2002	26,299	31	178,427	(626)	30,998	(2,127)	(80,746)	125,957
Stock purchases under option and purchase plans	188	—	964	—	—	—	—	964
Repurchase of common stock	(2,213)	—	—	—	—	—	(9,697)	(9,697)
Deferred compensation	—	—	256	(256)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	—	207
Stock-based compensation	7	—	83	—	—	—	—	83
Comprehensive income:
Net income (loss)	—	—	—	—	(26,654)	—	—	(26,654)	$(26,654)
Translation adjustment, net of tax of $0	—	—	—	—	—	531	—	531	531

Comprehensive loss									$(26,123)

BALANCE, SEPTEMBER 30, 2003	24,281	$31	$179,730	$(675)	$4,344	$(1,596)	$(90,443)	$91,391

See notes to consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(26,654)	$(4,890)	$(18,002)
Reconciliation to net cash provided by (used in) operating activities:
Net income (loss) from discontinuing operations	—	6,851	15,373
Gain from sale of discontinued operations	—	(5,281)	—
Depreciation and amortization	8,066	10,416	7,123
Stock-based compensation	290	459	734
Gain from sale of investment	—	(161)	2,022
Loss from disposal of fixed assets	65	351	—
Deferred income tax	12,537	(5,852)	(4,920)
Change in operating assets and liabilities:
Accounts receivable	(8,149)	5,030	14,248
Receivables from affiliates	—	1,083	(2,197)
Prepaid royalties and maintenance	1,915	(3,592)	(5,093)
Other assets	(2,404)	755	(233)
Accounts payable	(299)	(656)	(411)
Accrued compensation and related liabilities	(1)	(457)	(120)
Deferred revenue	(884)	1,966	(77)
Income taxes	(4,614)	1,870	(729)
Accrued restructuring charges	3,397	—
Other accrued liabilities	(385)	697	(1,654)

Net cash provided by (used in) operating activities—continuing operations	(17,120)	8,589	6,064
Net cash provided by (used in) operating activities—discontinuing operations	—	(5,854)	(987)

Net cash provided by (used in) operating activities	(17,120)	2,735	5,077

Cash flows from investing activities:
Proceeds from sale of investments	354,202	112,743	34,037
Purchases of investments	(323,691)	(160,472)	(10,381)
Purchases of property and equipment	(3,744)	(3,899)	(2,741)
Acquisition of businesses, net of cash acquired	—	(7,353)	(21,666)

Net cash provided by (used in) investing activities—continuing operations	26,767	(17,607)	(751)
Net cash provided by (used in) investing activities—discontinuing operations	—	(2,457)	19,372

Net cash provided by (used in) investing activities	26,767	(20,064)	18,621

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	964	5,612	8,678
Repurchase of common stock	(9,697)	(1,006)	(20,970)
Repurchase of warrant	—	—	(2,900)
Repayment of long-term obligations	—	—	(1,139)
Proceeds from borrowings	—	—	325

Net cash provided by (used in) financing activities—continuing operations	(8,733)	4,606	(16,006)
Net cash provided by (used in) financing activities—discontinuing operations	—	950	835

Net cash provided by (used in) financing activities	(8,733)	5,556	(15,171)

Effect of exchange rate changes on cash and cash equivalents	531	(237)	(1,460)

Net increase (decrease) in cash and cash equivalents	1,445	(12,010)	7,067
Change in cash and cash equivalents, discontinued operations	—	7,122	(21,242)
Cash and cash equivalents at beginning of period	25,156	30,044	44,219

Cash and cash equivalents at end of period	26,601	$25,156	$30,044

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$4,616	$2,083	$7,821
Supplemental schedule of non-cash investing and financing activities:
Issuance of Phoenix common shares related to the StorageSoft acquisition	$—	$6,000	$—
Issuance of Phoenix common shares and stock options related to the ISI acquisition	$—	$—	$1,303

See notes in consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in core system software (“CSS”, otherwise known as Basic Input Output System or “BIOS”) to activate, secure, connect, and recover personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, Phoenix also provide support services, such as training, maintenance, and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, original equipment manufacturers (or “OEM”) and original design manufacturers (or “ODM”), resellers, value-added resellers, system integrators, system builders, integrated service vendors (“ISVs”) , and generic PC (or “White Box”) manufacturers.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassification.    Certain amounts in prior period’s financial statements have been reclassified, primarily due to the sale of the Company’s majority owned subsidiary, inSilicon Corporation (“inSilicon”), in the fourth quarter of fiscal 2002, to conform to the current year presentation. See Note 4 for more details.

Foreign Currency Translation.    The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement transactions are translated at average exchange rates prevailing during each period. Gains and losses from foreign currency translation are included as a separate component of other comprehensive income(loss).

Use of Estimates.    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

On an on-going basis, the Company evaluates its estimates on, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates. The operating results for the fiscal year ending September 30, 2003, or for any other future period.

Revenue Recognition.    The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis), and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up-front fee arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete. Revenues from arrangements with distributors or resellers are recognized on a sell-through basis.

Revenues from Customers for initial and non-refundable royalties relating to volume royalty license agreements, as well as non-refundable fixed-fee agreements, are recorded when all revenue recognition criteria have been met.

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

Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. At September 30, 2003 and 2002, the allowance for sales and doubtful accounts is $1.5 million and $1.9 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors.

Cash Equivalents.    The Company considers all highly liquid securities purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Investments.    Short-term investments represent marketable securities acquired with original maturities ranging from three months to one year. The Company had short-term investments of $20.6 million and $51.2 million as of September 30, 2003 and 2002, respectively, which included auction instruments and corporate notes with original maturity of more than three months. The fair value of such short-term investments approximated amortized cost and gross unrealized holding gains and losses were not material. The cost of securities sold and the fair value of securities are based on the specific identification method. Realized gains or losses and declines in value deemed to be other than temporary, if any, are reported in gain (loss) on investments in the consolidated statements of operations.

Historically, other investments have primarily consisted of equity investments in companies in which Phoenix does not have significant influence, which is usually when ownership is less than 20%. These investments are accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments in publicly held companies are

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded at fair value as measured by quoted market prices and investments in privately held companies, which are recorded at cost, are accounted for under the cost method of accounting. Realized gains and losses are recorded in gain (loss) on investment when the related investments are sold. In fiscal 2002, the Company recorded a gain of $0.2 million from the sale of its remaining equity investment.

The Company performs periodic reviews of its investments for impairment. The Company’s investments in publicly held companies are generally considered impaired when a decline in the fair value of an investment as measured by quoted market prices is less than its carrying value and such decline is other than temporary. The impairment charge is included in the gain (loss) on investment in the consolidated statements of operations. The Company’s investments in privately held companies are considered impaired when a review of operations and other indicators of impairment show that the carrying value of the investment is not likely to be recoverable. Such indicators include operating losses, significant cash outflows, prices of subsequent issuances of equity securities, and limited liquidity. Impaired investments in privately held companies are written down to estimated fair value, which is the amount the Company believes is recoverable from its investments. Impairment write-downs when deemed other than temporary create a new carrying value for both publicly and privately held investments and the Company does not realize gains from subsequent increases in fair value in excess of the new carrying value until disposition. As part of management’s process of regularly reviewing investments for impairment, Phoenix recorded write downs of $2.7 million for certain investments, which were determined to be other than temporarily impaired in fiscal 2001. The Company did not record any impairment of its investments during fiscal 2003 and 2002 as the carrying value of its equity investments had been written down to zero as of September 30, 2003 and 2002.

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

Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The duration is less than 90 days. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. One customer, Fujitsu Limited, accounted for 15% and 18% of accounts receivable as of September 30, 2003 and 2002, respectively. No other customers accounted for greater than 10% of accounts receivable in both years.

Prepaid Royalties.    The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2003, the remaining useful life of the assets ranges from 1 to 3 years. Net prepaid royalties for third party licenses were $7.0 million and $8.9 million at September 30, 2003 and 2002, respectively.

Property and Equipment.    Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Software Costs.    Computer software costs consist of purchased software acquired through business combinations and capitalized under the provisions of Statement of Financial Accounting Standards No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally five to six years, using the straight-line method. Amortization of purchased technology was $3.4 million, $3.1 million, and $0.8 million for fiscal 2003, 2002, and 2001, respectively.

Goodwill and intangible assets.    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Purchased intangibles primarily represent trade names. As described further under “Recent Accounting Pronouncements,” the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company adopted this statement October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by SFAS 142.

In accordance with the transition provisions of SFAS 142, the Company completed the first step of the transitional goodwill impairment test at October 1, 2002. The results of that test indicated that goodwill was not impaired and that a cumulative impairment loss did not have to be recognized.

The following table presents the impact of SFAS 142 on net loss and net loss per share had the standard been in effect in fiscal 2002 and 2001 (in thousands, except per share amounts):

	Years Ending September 30,
	2003	2002	2001
Reported net loss	$(26,654)	$(4,890)	$(18,002)
Add:
Goodwill amortization	—	2,270	1,145
Tax effect	—	(908)	(458)

Net goodwill adjustment	—	1,362	687

Adjusted net loss	$(26,654)	$(3,528)	$(17,315)

Basic and Diluted loss per share:
Reported net loss	$(1.09)	$(0.19)	$(0.72)
Add:
Goodwill amortization	—	0.09	0.05
Tax effect	—	(0.04)	(0.02)

Net goodwill adjustment	—	0.05	0.03

Adjusted net loss	$(1.09)	$(0.14)	$(0.69)

Impairment of goodwill and other long-lived assets.    The Company tests goodwill annually for impairment using a two-step process as required by SFAS 142. In addition, in certain circumstances, the Company assesses whether goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives and other long-lived assets tested for impairment in accordance with Statement of Financial Accounting

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in our market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management’s best estimates at the time the tests are performed, using appropriate assumptions and projections. Management relies on a number of factors including operating results, business plans, budgets, and economic projections. In addition, management’s evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Pursuant to SFAS 144, the Company performed an assessment as of September 30, 2003, of the carrying value of its long-lived assets to be held and used, including goodwill and other intangible assets recorded in connection with its various acquisitions. The test was performed by comparing the undiscounted expected cash flows for a five-year period (the estimated life of the assets), to the carrying amount of the goodwill and other intangible assets resulting from the business combinations. The assumptions supporting the estimated cash flows reflect management’s best estimates. Based on the results of the test, Phoenix determined that no impairment charges were required to be recorded.

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

Stock-Based Compensation.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”) which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation techniques that produce estimated compensation charges. The pro forma is as follows (in thousands, except per-share amounts):

	Years Ended September 30,
	2003	2002	2001
Net loss, as reported	$(26,654)	$(4,890)	$(18,002)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	135	275	434

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,014)	(3,381)	(9,044)

Pro forma net loss	$(28,533)	$(7,996)	$(26,612)

Basic and Diluted loss per share:
As reported	$(1.09)	$(0.19)	$(0.72)

Pro forma	$(1.17)	$(0.31)	$(1.06)

The fair value of options granted in fiscal 2003, 2002, and 2001 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model. See Note 12 to the Consolidated Financial Statements for more information.

Computation of Earnings (loss) per Share.    Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the years ended September 30, 2003, 2002, and 2001, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. See Note 7 to Consolidated Financial Statements for more information.

New Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Upon the adoption of SFAS 142, the Company is required to make any necessary reclassifications in order to comply with the new criteria in SFAS 142 for recognition of intangible assets, and to then evaluate goodwill and indefinite-lived intangible assets for impairment in accordance with the new rules of SFAS 142. Any impairment charge recognized upon adoption of SFAS 142 will be recorded in the statement of operations as a cumulative effect of a change in accounting principle. The Company adopted SFAS 142 on October 1, 2002 and the adoption had no material impact on the Company’s operating results or financial condition.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,”

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company adopted SFAS 144 on October 1, 2002 and the adoption had no material effect on the Company’s operating results or financial condition.

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of September 30, 2003, the adoption did not have a material impact on the Company’s operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s results of operations and financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”). This statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 on January 1, 2003.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to January 31, 2003, FIN 46 is effective for periods ending after December 15, 2003. The Company has no contractual relationships or other business relationships with any variable interest entities that were entered into after January 31, 2003 and, therefore, the initial adoption of FIN 46 did not have an effect on the Company’s results of operations or financial condition. The Company is currently evaluating whether it has any contractual relationships or other business arrangements entered into prior to January 31, 2003 that will be subject to FIN 46 upon its adoption at the end of first quarter of fiscal 2004, which ends on December 31, 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (SFAS 149”). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). SFAS 149 also amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Company currently does not hold derivative financial instruments or engage in hedging activities and the adoption of SFAS 149 did not have a material impact on its financial condition or results of operation.

In May 2003, the FASB issued Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

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

The acquisition of Integrity Sciences includes an earn-out agreement over a five-year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments have been earned through September 30, 2002 and 2003.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The amounts allocated to purchased technologies (computer software costs) are being amortized over five to six years on a straight-line basis. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased technology. Amortization charged to costs of revenues was $3.3 million, $3.0 million, and $0.8 million during fiscal 2003, 2002, and 2001, respectively. Accumulated amortization of purchased technology costs was $7.2 million and $3.9 million at September 30, 2003 and 2002, respectively. The unamortized purchased technology costs were $11.3 million and $14.6 million as of September 30, 2003 and 2002, respectively.

The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The amounts allocated to Goodwill associated with acquisitions completed prior to July 1, 2001, were being amortized using straight-line method over the estimated useful lives of five to six years up to October 1, 2002, the date of the Company’s SFAS 142 adoption. See the New Accounting Pronouncements in Note 2, for more details on the adoption of SFAS 142. Amortization of Goodwill and Other Intangible assets was $0.1 million, $2.3 million, and $1.1 million, during fiscal 2003, 2002, and 2001, respectively. The unamortized balances were $13.4 million and $13.6 million as of September 30, 2003 and 2002, respectively. The decrease of $0.2 million from fiscal 2003 to 2002 was related to $0.1 million of amortization from intangible assets and $0.1 million of adjustment to goodwill for a recovery of receivables which was written-off from a previous acquisition. Goodwill acquired in both fiscal 2002 and 2001 were deductible for income tax purposes.

Note 4.    Discontinued Operations

On September 19, 2002, the Company completed the sale of its majority owned subsidiary, inSilicon, to Synopsys. Under the terms of the cash tender offer agreement with Synopsys, the Company tendered and sold

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also, as a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

Revenues and loss from discontinued operations through September 30, 2003 consisted of the following (in thousands):

	Years ended September 30,
	2003	2002	2001
Revenues	—	$15,568	$19,079
Loss, net of tax	—	$(6,851)	$(15,373)

Note 5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,
	2003	2002
Equipment	$20,588	$23,218
Leasehold improvements	4,260	5,009
Furniture and fixtures	3,555	3,582

Subtotal	28,403	31,809
Less: accumulated depreciation and amortization	(21,272)	(23,597)

Property and equipment, net	$7,131	$8,212

Depreciation and amortization expense related to property and equipment totaled $4.6 million, $5.0 million and $5.1 million for fiscal 2003, 2002, and 2001, respectively.

Note 6.    Other Accrued Liabilities

The following table provides details of other accrued liabilities (in thousands):

	September 30,
	2003	2002
Other accrued liabilities:
Accrued royalties and commissions	$291	$474
Accrued accounting and legal fees	789	995
Accrued coop advertising	637	292
Accrued period expenses	1,004	1,149
Accrued controllable expenses	1,435	1,532

Total other accrued liabilities	$4,156	$4,442

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Years ended September 30,
	2003	2002	2001
Loss from continuing operations	$(26,654)	$(3,320)	$(2,629)
Discontinued operations	—	(1,570)	(15,373)

Net loss	$(26,654)	$(4,890)	$(18,002)

Weighted average common shares outstanding	24,467	25,852	25,141
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	—
Warrants	—	—	—

Total dilutive securities	—	—	—

Weighted average diluted common and equivalent shares outstanding	24,467	25,852	25,141

Basic and Diluted loss per share:
Loss from continuing operations	$(1.09)	$(0.13)	$(0.10)
Discontinued operations	—	(0.06)	(0.62)

Net loss	$(1.09)	$(0.19)	$(0.72)

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In February 2001, the Company finalized a repurchase from Intel Corporation the outstanding warrant to purchase approximately 1,074,000 shares of Phoenix Technologies common stock for approximately $2.9 million in cash. There are no other warrants outstanding as of September 30, 2003.

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the years ended September 30, 2003, 2002, and 2001, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. The dilutive potential common shares that were anti-dilutive for fiscal 2003, 2002, and 2001 amounted to 124,000 442,000, and 1,114,000 shares, respectively.

Note 8.    Restructuring Charges

Restructuring charges during fiscal 2003, 2002, and 2001, were $8.8 million, $3.5 million and $1.5 million in fiscal 2003, 2002, and 2001, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to the liability for restructuring charges through September 30, 2003 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Initial provision in fiscal 2001	$1,525	$—	$—	$1,525
Cash payments	(1,299)	—	—	(1,299)

Balance of accrual at September 30, 2001	226	—	—	226
Provision	3,925	—	—	3,925
Cash payments	(3,412)	—	—	(3,412)
True up adjustments	(460)	—	—	(460)

Balance of accrual at September 30, 2002	279	—	—	279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	$1,327	$3,272	$—	$4,599

Fiscal 2003 Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed and approximately $0.9 million of the facilities exit expenses had been paid. Actual payments for employee termination benefits were lower than the original provision. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, Phoenix increased the restructuring liability related to the Irvine, California facility by $1.7 million to reflect changes in the assumptions made in the first quarter of fiscal 2003 about both the length of time the space would remain vacant, and the sublease rate when the Company finds subtenants. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009. The unpaid portion of $3.3 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Long-term obligations” in the Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Payments were completed as of September 30, 2003.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million. This charge is recorded in accordance with SFAS 146. Employee termination benefits are expected to be paid through the third quarter of fiscal 2004.

Fiscal 2002 Program

In October 2001, the Company announced a restructuring program that identified and eliminated approximately 140 positions across all business functions from its global workforce, including several senior management positions. This restructuring program was to reduce our on-going operating expense level. This reduction resulted in a net charge of $3.5 million, comprised of $3.9 million of severance charges in the first quarter of fiscal 2002 and $0.4 million credit to adjust excess accruals recorded in the fourth quarter of fiscal 2002. Payments were completed as of September 30, 2003. Final actual payments for employee termination benefits were lower than the original provision. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003.

Fiscal 2001 Program

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

The balance of the accruals for severance and benefits as of September 30, 2003, are included under the caption “Accrued compensation and related liabilities” on the Consolidated Balance Sheets.

Note 9.    Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years ended September 30,
	2003	2002	2001
Current:
Federal	$(5,171)	$—	$—
State	30	30	30
Foreign	4,157	4,112	6,111

Total current	(984)	4,142	6,141

Deferred:
Federal	10,772	(4,492)	(3,741)
State	1,416	(1,117)	(1,003)
Foreign	349	(243)	(176)

Total deferred	12,537	(5,852)	(4,920)

Income tax expense (benefit) from continuing operations	$11,553	$(1,710)	$1,221

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years ended September 30,
	2003	2002	2001
U.S.	$(20,466)	$(14,181)	$(3,018)
Foreign	5,365	9,151	1,610

Income (loss) from continuing operations before income taxes	$(15,101)	$(5,030)	$(1,408)

The reconciliation of the United States Federal statutory rate to the Company’s income tax expense (benefit) from continuing operations is as follows (in thousands):

	Years ended September 30,
	2003	2002	2001
Tax at U.S. Federal statutory rate	$(5,284)	$(1,761)	$(493)
State taxes, net of federal tax benefit	1,446	(706)	(633)
Research and development tax credits	—	(1,034)	(708)
Non-deductible merger and acquisition costs	—	—	48
Deferred compensation	101	161	257
Effect of foreign earnings taxed at less than U.S. rate	—	(578)	—
Effect of extraterritorial income exclusion/foreign sales corporation	—	(158)	(399)
Foreign taxes	4,506	2,220	3,618
Valuation allowance	10,772	—	—
Other	12	146	(469)

Income tax expense (benefit) from continuing operations	$11,553	$(1,710)	$1,221

The components of net deferred tax assets and liabilities are as follow (in thousands):

	September 30,
	2003	2002
Deferred tax assets:
Foreign tax credits	$6,749	$6,038
Research and development tax credits	8,952	2,554
Minimum tax credit carryforward	1,149	982
Miscellaneous reserves and accruals	4,468	4,071
Depreciation	1,195	1,204
Intangible assets	3,896	4,394
Unrealized loss on investment	625	625
Net operating loss carryforwards	344	—
Other	38	35

Total	27,416	19,903
Less valuation allowance	(22,919)	(5,368)

Net deferred tax assets	4,497	14,535
Deferred tax liabilities:
Unremitted foreign earnings	4,385	1,913
Other	42	15

Total deferred tax liabilities	4,427	1,928

Net deferred tax assets	$70	$12,607

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to recent financial performance representing sufficient negative evidence, we believe a full valuation allowance is required against our net U.S. Federal and state deferred tax assets under SFAS 109.

Net undistributed earnings of certain foreign subsidiaries amounted to approximately $16.9 million as of September 30, 2003. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.0 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

As of September 30, 2003, the Company had available for U.S. Federal income tax purposes foreign tax credits of $1.1 million, which expire in fiscal year 2004, if not utilized. The Company’s federal and state research and development tax credit carryforwards for income tax purposes are approximately $8.4 million and $0.8 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in fiscal 2009. The Company also has an alternative minimum tax credit carryforward for federal income tax purposes of approximately $1.1 million, that has no expiration date.

Note 10.    Segment Reporting

As part of the restructuring program announced in October 2001, Phoenix implemented a re-organization that aligned its corporate actions with corporate strategy to improve customer focus, unify product marketing, streamline engineering, and create a market driven development process. The new organization is structured by function. Also, due to the sale of inSilicon on September 19, 2002, inSilicon is no longer presented as a separate operating segment and its operations are classified as discontinued operations. The financials for the prior periods have also been reclassified to reflect these results as discontinued operations. See discussions under “Note 4—Discontinued Operations” for more details.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Years ended September 30,
	2003	2002	2001
Revenues:
North America	$16,974	$22,233	$22,786
Japan	27,987	35,390	43,859
Taiwan	29,598	22,777	20,970
Other Asian Countries	5,225	7,384	9,744
Europe	5,624	5,296	4,999

Total	$85,408	$93,080	$102,358

Net income (loss) from foreign operations was approximately $5.2 million, $8.7 million, and ($0.6 million) for fiscal 2003, 2002, and 2001, respectively.

One customer, Fujitsu Limited (“Fujitsu”), accounted for 12%, 14% and 11% of total revenues in fiscal 2003, 2002, and 2001, respectively. Another customer, Sony Corporation (“Sony”), accounted for 14% of revenues in fiscal 2001. No other customer accounted for more than 10% of revenues in fiscal 2003, 2002, or 2001. Both Fujitsu and Sony are customers from the Japan region.

Note 11.    Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations of $20.4 million include a net lease commitment for the Irvine location of $2.9 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 8 for further information on the Company’s restructuring plans. Total rent expense was $4.2 million, $5.1 million, and $4.9 million in fiscal 2003, 2002, and 2001, respectively.

On September 30, 2003, future minimum operating lease payments required are as follows (in thousands):

Years ending September 30,
2004	$4,628
2005	3,189
2006	1,958
2007	1,723
2008	1,678
2009 and thereafter	7,174

Total minimum lease payments	$20,350

Purchase Obligations

In June 2001 and July 2002, the Company entered into agreements to license third party software that would be incorporated into certain of its products. The Company is committed to pay $0.8 million in fiscal 2004 for these licenses.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

On April 21, 2003, the Suwon District Court in Korea approved the motion of the Korea Electronic Certification Authority (“KECA” or “CrossCert”) for a preliminary attachment on Phoenix’s expected payments by another Phoenix customer, Samsung Electronics (“Samsung”). The amount of the preliminary attachment is KRW 496,608,750, approximately USD$412,000. Subsequently, on May 7, 2003, Phoenix and its subsidiary, Phoenix Technologies (Hungary) Software Licensing LLC (Phoenix’s assignee of the license between Phoenix and CrossCert) filed suit in Santa Clara County Superior Court in United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition, against CrossCert. The Company also challenged the preliminary attachment that was given to CrossCert by the District Court in Korea. CrossCert (“complaint”) subsequently filed suit against Phoenix on June 14, 2003 in Korea. The basis of the alleged suit is breach of contract and/or fraud in connection with the parties’ license agreement. The complaint seeks $825,000 plus interest under both the license agreement and Korean law.

Subsequently in November 2003, the Seoul District Court had dismissed CrossCert’s suit against Phoenix stating the lack of jurisdiction. The Company plans to move quickly upon the dismissal to challenge CrossCert and remove the attachment on Samsung that the District Court had previously approved to CrossCert. The Company believes the CrossCert suit for succeeding is extremely doubtful and the prospects of success by CrossCert are slight. The Company also believes that there is a possibility of recovering legal expenses from CrossCert after the suits are completed.

Phoenix is subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. We currently believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources and other factors.

Note 12.    Stockholders’ Equity

Stock Repurchase Program.    In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix’s common stock over a twelve-month period. During fiscal 2003, the Company repurchased approximately 1,333,000 shares of its common stock at a cost of $4.9 million under the fiscal 2003 program.

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

Employee Stock Purchase Plan.    In February 2002, the stockholders approved the adoption of the Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan (“2001 ESPP”) and the reservation of 200,000 shares of

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock for issuance. Also in February 2002, the 2001 ESPP replaced the 1991 ESPP. The 2001 ESPP allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period, whichever is lower. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. On February 6, 2003, the Board of Directors approve an amendment to increase the number of shares of Common Stock reserved for issuance on the 2001 ESPP by 300,000 shares. As of September 30, 2003, approximately 199,000 shares had been issued under the 2001 ESPP and approximately 301,000 shares remained reserved for future issuance.

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

On February 6, 2003, the Board of Directors approved the amendment to the 1999 Director Option Plan to increase the number of shares of the Company’s common stock reserved for issuance by 150,000 shares.

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

Sales of Common Stock and Issuance of Warrants.    In February 2001, the Company finalized a repurchase from Intel Corporation of an outstanding warrant to purchase approximately 1,074,000 shares of Phoenix

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technologies common stock for approximately $2.9 million in cash. The repurchase was to eliminate potential dilution to the Company’s existing shareholders. Under the original agreement entered in February 1996, the Company sold approximately 895,000 newly issued, unregistered shares of its common stock and a warrant to purchase approximately 1,074,000 additional shares of its common stock to Intel Corporation for $10.4 million. The purchase rights under the warrant vested over a four-year period, beginning in December 1996. There is no outstanding warrant as of September 30, 2003.

The following table sets forth the option activity under the Company’s option plans for all periods presented (in thousands, except per-share amounts):

	Options Outstanding
	Shares	Weighted Average Exercise Price
Balance as of September 30, 2000	5,899	$11.92

Options granted	2,915	13.31
Options exercised	(911)	7.80
Options canceled	(1,180)	14.72

Balance as of September 30, 2001	6,723	$12.66

Options granted	1,869	10.00
Options exercised	(525)	8.23
Options canceled	(2,179)	14.33

Balance as of September 30, 2002	5,888	$11.59

Options granted	1,094	4.73
Options exercised	(19)	4.02
Options canceled	(1,850)	12.13

Balance as of September 30, 2003	5,113	$9.95

On September 30, 2003 and 2002, the number of shares exercisable and available for grant under all stock option plans were approximately 2,670,955 and 1,886,000, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2003 (in thousands, except per-share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 - $ 7.44	1,465	7.95	$5.14	472	$5.68
$ 7.46 - $ 9.70	1,051	7.20	8.66	723	8.79
$10.00 - $11.50	978	6.33	10.84	810	10.93
$11.64 - $13.75	626	6.97	13.15	425	13.10
$13.81 - $16.75	702	6.76	14.89	531	14.99
$17.00 - $28.56	291	6.68	18.13	218	18.24

$ 0.01 - $28.56	5,113	7.12	$10.07	3,180	$11.14

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred stock-based compensation.    The Company amortizes deferred stock-based compensation primarily for options granted to purchase Phoenix stock at exercises prices less than the fair market value on the measurement date. For fiscal 2003, amortization of deferred stock-based compensation was $207,000 and the unamortized deferred stock-based compensation at September 30, 2003 was $675,000. For fiscal 2002, amortization of deferred stock-based compensation was $375,000 and the unamortized deferred stock-based compensation at September 30, 2002 was $626,000. For fiscal 2001, amortization of deferred stock-based compensation was $391,000 and the unamortized deferred stock-based compensation at September 30, 2001 was $710,000.

The fair value of options granted in fiscal 2003, 2002, and 2001 reported above has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2003, 2002, and 2001:

	Employee Stock Options			Employee Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected life from grant date (in years)	3.1	3.41	3.42	0.50	0.5	0.5
Risk-free interest rate	2.11%	3.35%	4.94%	1.32%	2.18%	4.54%
Volatility	0.90	0.80	0.78	1.14	0.75	0.76
Dividend yield	None	None	None	None	None	None

The weighted average estimated fair value of employee stock options granted during fiscal 2003, 2002, and 2001 was $3.52, $6.90, and $9.49 per share, respectively. The weighted average estimated fair value of shares granted under the ESPP Plans during fiscal 2003, 2002, and 2001 was $2.71, $4.21, and $5.65, respectively.

Note 13.    Retirement Plans

The Company has a retirement plan (“401(k) Plan”) which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company matches employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal 2003, 2002, and 2001 were $0.5 million, $0.7 million and $0.9 million, respectively.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2003

(in thousands)

Year Ended	Balance at Beginning of Year	Provisions	Deductions (1)	Other	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

September 30, 2003	$1,903	$133	$(540)	$—	$1,496
September 30, 2002	$1,939	$1,255	$(1,536)	$245	$1,903
September 30, 2001	$1,545	$1,970	$(1,516)	$(60)	$1,939

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable and the reduction of estimated allowances for sales returns.