Form 10-K/A
period 2003-09-30
PHOENIX TECHNOLOGIES LTD
filed 2004-01-23
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of March 31, 2003 was $85,448,362. The calculation is based upon the last reported sales price of the Common Stock in the Nasdaq National Market, as reported by the Nasdaq Stock Market.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2003 was 24,420,210.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Phoenix Technologies Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on January 7, 2004 (the “Original 10-K”). The purpose of this Amendment is to provide the information in Items 10, 11, 12, 13 and 14 of Part III of the Company’s Form 10-K for the fiscal year ended September 30, 2003 that was to be incorporated by reference from the Company’s proxy statement for its 2004 Annual Meeting of Stockholders. The complete text, as amended, of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV is set forth below.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company’s Certificate of Incorporation and Bylaws provide for a classified Board of Directors consisting of two Class 1 Directors (George C. Huang and Anthony P. Morris), three Class 2 Directors (David S. Dury, Taher Elgamal and Anthony Sun) and two Class 3 Directors (Albert E. Sisto and Edmund P. Jensen). The Class 1, 2 and 3 Directors serve staggered three-year terms. Messrs. Dury, Elgamal and Sun have been nominated for election to continue as Class 2 Directors of the Company. The three Class 2 Directors to be elected at the 2004 Annual Meeting of Stockholders will be elected to hold office until the Annual Meeting of Stockholders in 2007 and until their successors have been elected and qualified.

The name and age of each nominee for election at the 2004 Annual Meeting of Stockholders and each director of the Company whose term of office continues after the 2004 Annual Meeting of Stockholders, their principal occupations during the past five years and the years they became directors are set forth below. Each nominee is currently serving as a director of the Company.

Director Name	Age	Director Since	Position and Current Offices with the Company
David S. Dury	55	2002	Director
Taher Elgamal	48	2000	Director
George C. Huang	62	1998	Director; Vice Chairman
Edmund P. Jensen	66	2000	Director
Anthony P. Morris	57	1993	Director
Albert E. Sisto	54	1999	Director; Chairman; President and Chief Executive Officer
Anthony Sun	51	1998	Director

Mr. Dury was appointed to the Board in October 2002. He is a co-founder and co-owner of Mentor Capital Group, LLC, which provides venture capital and services to start-up companies. Prior to founding Mentor Capital Group in 2000, Mr. Dury served as Senior Vice President and Chief Financial Officer of Aspect Development, Inc. (a supplier of client/server software and reference data products) from 1996 to 2000. From 1992 to 1996, Mr. Dury was Senior Vice President and Chief Financial Officer at NetFrame Systems, Inc. From 1989 to 1992, Mr. Dury was Executive Vice President, Chief Operating Officer and Chief Financial Officer at Boole & Babbage, Inc., and from 1983 to 1989 Mr. Dury served as President, Chief Operating Officer and Chief Financial Officer of Priam Corporation. Mr. Dury also serves on the Board of Directors of Intevac, Inc.

Dr. Elgamal was appointed to the Board in January 2000. He is the founder and has served as Co-Chairman of the Board of Directors and Chief Technology Officer of Securify, Inc. (a network security management software provider) since 1998. Prior to founding Securify, Dr. Elgamal held the position of Chief Scientist of Netscape Communications Corp. from 1995 to 1998, where he pioneered Internet security technologies. From 1993 to 1995, Dr. Elgamal was Vice President of Advanced Technologies at UKI Electric. From 1991 to 1993, Dr. Elgamal was the Director of Engineering at RSA Security, Inc. where he produced the RSA cryptographic toolkits. Dr. Elgamal also serves on the Boards of Directors of RSA Security, Inc., hi/fn, Inc., ValiCert, Inc. and Register.com.

Dr. Huang was appointed to the Board in November 1998 and was elected to serve as Vice Chairman. Dr. Huang is Chairman of the Board of Directors of GCH Systems, Inc. (“GCH”), the parent company of Award Software International Inc. (“Award”), and from January 1984 until November 1994, he also served as Chief Executive Officer of GCH. He served as Chairman of the Board of Directors, President, Chief Executive Officer and Director of Award from July 1993 until Award merged with the Company in September 1998. From January 1990 to May 1996, Dr. Huang served as a Director of Fidelity Venture Capital Corporation, a shareholder of GCH and Award. From October 1998 to September 2000, Dr. Huang served as the Company’s Senior Vice President for Strategic Planning. Dr. Huang is also Chairman of the Board of Directors of FutureDial, Inc, and became the Chief Executive Officer of this wireless application software company in October 2001. From February 1987 to the present, Dr. Huang has served as a Director of GCH-SunSystems Company Ltd., a subsidiary of GCH.

Mr. Jensen was appointed to the Board in January 2000. From 1994 to 1999 he served as President and CEO of Visa International. From 1974 to 1994, Mr. Jensen held a variety of positions with US Bancorp, most recently as Vice Chairman of the Board of Directors and Chief Operating Officer. Previously, Mr. Jensen served as Group Vice President of National Industries and was Director of Financial Planning and Analysis at Technicolor, Inc. Mr. Jensen also served in the U.S. Army, where his last rank was Captain.

Mr. Morris was appointed to the Board in 1993. Mr. Morris is a principal with Morris & Associates, a management consulting and financial advisory firm he founded in 1988. Mr. Morris is also a principal in Morris Ventures LLC, a venture capital firm investing in information technology companies, and is a director of several privately held companies.

Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board in June 1999. He was formerly Chief Operating Officer of RSA Security, Inc. (which provides solutions for establishing online identities, access rights and privileges for people, applications and devices) from 1997 to 1999. He served as President, Chairman and Chief Executive Officer of DocuMagix from 1994 to 1997. From 1989 to 1994, Mr. Sisto was the President and Chief Executive Officer of PixelCraft, Inc. Mr. Sisto currently serves as a director of hi/fn, Inc.

Mr. Sun was appointed to the Board in 1998. From 1979 to the present, Mr. Sun has been a general partner at Venrock Associates, a venture capital firm. Previously, Mr. Sun was employed by Hewlett Packard, TRW and Caere Corporation. Mr. Sun served as director of Award from October 1995 until Award merged with the Company in September 1998. Mr. Sun is a director of Cognex Corporation.

Audit Committee

The Board of Directors has a standing Audit Committee as described in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Jensen, Morris and Dury. The Board of Directors has determined that each member of the Audit Committee is “independent” as such term is defined in the NASD Rules and Rule 10A(3) of the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended, and that each of Messrs. Dury and Jensen qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Executive Officers

See Part I of the Original 10-K for certain information required by this Item with respect to the Company’s executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the SEC reports of ownership and changes of ownership of the Company’s Common Stock and other equity securities. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Acting pursuant to a power of attorney granted by each director (except Mr. Sun) and executive officer, the Company undertakes on behalf of such individuals the filing of reports to be filed with the SEC. To the Company’s knowledge, based solely on review of the copies of such reports (i) filed by the Company on behalf of such directors and officers and (ii) furnished to the Company by Mr. Sun and 10% beneficial owners during, and with respect to, its most recent fiscal year and written representations that no other reports were required, the Company believes the filing requirements of Section 16(a) applicable to its executive officers, directors and 10% beneficial owners were satisfied.

Code of Ethics

The Company has adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which is filed as Exhibit 14.1 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

Members of the Board of Directors who are not employees of the Company (“Outside Directors”) are entitled to receive an annual retainer of $10,000, a fee of $1,000 for each meeting of the Board of Directors they attend in person, a fee of $500 for each telephonic meeting of the Board of Directors that they attend, a fee of $500 for each Committee meeting they attend in person and a fee of $375 for each telephonic Committee meeting that they attend. In addition, Outside Directors who reside outside of the local area are entitled to receive reimbursement of travel expenses.

Outside Directors have received options to purchase Common Stock pursuant to the Company’s 1994, 1996, 1997, 1998 and 1999 equity incentive plans and currently receive options under the 1999 Stock Plan and the 1999 Director Option Plan. The actual number of shares to be subject to the options granted for Board and committee service is established by the 1999 Director Option Plan. In September 1999, the Board changed its stock grants to Outside Directors to include an initial grant of 40,000 shares for new Outside Directors and subsequent grants of 15,000 shares on each anniversary of each Outside Director’s tenure on the Board. Board member options vest and become exercisable for 100% of the shares on the date of grant and have a term of ten years. During the fiscal year ended September 30, 2003, the Company granted stock options for 15,000 shares to each of Messrs. Elgamal, Huang, Jensen, Morris and Sun, in each case having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. During the fiscal year ended September 30, 2003, the Company granted stock options for 40,000 shares to Mr. Dury, having an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant.

Executive Officer Compensation

The following table sets forth information concerning the compensation of (i) the Chief Executive Officer of the Company, and (ii) the four other most highly compensated executive officers of the Company (based on salary plus bonus for the fiscal year ended September 30, 2003) who were serving as such at the end of the fiscal year ended September 30, 2003 (collectively, the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Restricted Stock Awards ($)(1)	Securities Underlying Options (#)		Awards All Other Compensation ($)
Albert E. Sisto President and Chief Executive Officer	2003	400,000	37,800	—	107,600	—		9,359	(2)
	2002	400,000	—	—		50,000		—
	2001	400,000	193,348	—		150,000		—
						7,500	(3)

David Gibbs Sr. Vice President & General Manager, Global Sales and Support Division	2003	260,000	28,080	—	53,800	—		3,000	(4)
	2002	256,345	—	—		25,000		300	(5)
	2001	131,224	31,250	—		204,000		—

W. Curtis Francis Sr. Vice President & General Manager, Corporate Engineering and Planning Division	2003	260,000	24,960	—	53,800	—		3,000	(4)
	2002	260,000	—	—		229,000		300	(5)
	2001	—	—	—		—		—

Linda V. Moore Sr. Vice President, General Counsel and Secretary	2003	235,000	17,296	—	40,350	—		3,000	(4)
	2002	233,750	20,250	—		45,000		3,000	(4)
	2001	217,500	49,169	—		52,000		3,000	(4)

Timothy Eades Sr. Vice President & General Manager, Corporate Marketing and Products Division	2003	225,000	15,256	—	53,800	—		—
	2002	32,386	25,663	—		150,000		—
	2001	—	—	—		—

(1)	The sums noted in this column relate to restricted stock grants in the following amounts: Mr. Sisto 20,000 shares, Mr. Gibbs 10,000 shares, Mr. Francis 10,000 shares, Ms. Moore 7,500 shares, and Mr. Eades 10,000 shares. The dollar values in this column are based on the closing market price on December 10, 2002 ($6.38), the date of grant of the restricted stock, less the purchase price paid by the executive for the restricted stock ($1.00 per share). The dollar value of all restricted stock held by each Named Executive Officer on the last day of the prior fiscal year, based on the closing market price on the last day of the prior fiscal year ($6.27) less the purchase price paid by the executive for the restricted stock ($1.00 per share), was as follows: Mr. Sisto-$105,400, Mr. Gibbs-$52,700, Mr. Francis-$52,700, Ms. Moore-$39,525, and Mr. Eades-$52,700. No dividends are payable with respect to the restricted stock, and no shares will vest in less than 3 years from the grant date (50% of the grants will vest on December 10, 2006 and 50% of the grants will vest on December 10, 2007).

(2)	Consists of the sum contributed by the Company to the named individual for income tax return preparation services.

(3)	Option grant for the specified number of shares of common stock of inSilicon Corporation (“inSilicon”), formerly a majority-owned subsidiary of the Company.

(4)	Includes the sum contributed by the Company to the named individual’s 401(k) account.

(5)	Represents a travel expense reduction incentive payment.

The following tables set forth the stock options granted to each of the Named Executive Officers under the Company’s stock option plans and the options exercised by such Named Executive Officers during the fiscal year ended September 30, 2003.

Option/SAR Grants by the Company in Fiscal Year 2003

Neither the Chief Executive Officer nor any of the Named Executive Officers received an option grant or an award of stock appreciation rights by the Company in the fiscal year ended September 30, 2003.

Aggregated Option Exercises in Fiscal 2003

And Fiscal Year-End Option Values

With Respect to Option Grants by the Company

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options at FY End (#)(2)		Value of Unexercised In-the-Money Options at FY End ($)(3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Albert E. Sisto	0	0.00	649,375	95,625	93,885	187,770
David Gibbs	0	0.00	125,001	103,999	0	25,036
W. Curtis Francis	0	0.00	98,438	130,562	0	25,036
Linda V. Moore	0	0.00	102,938	46,062	0	12,518
Timothy Eades	0	0.00	37,500	112,500	0	0

(1)	These amounts represent the fair market value of the shares underlying the stock options on the date of exercise less the stock option exercise price.

(2)	These options were granted on various dates during fiscal years 1999 through 2002.

(3)	These amounts represent the difference between the exercise price of the stock options and the closing price of $6.27 of Phoenix Common Stock on September 30, 2003 for all options held by each Named Executive Officer.

Employment Contracts and Termination of Employment and

Change-In-Control Arrangements

Severance/change-in-control agreements have been entered into with Messrs. Sisto, Gibbs, Francis and Eades in order to assure the Company of the continued services of those executives to the Company in an effective manner without distraction by reason of the possibility of a termination of employment by the Company or a change in control of the Company. The agreements for Mr. Sisto and Mr. Gibbs provide that in the event of the termination of their employment by the Company, for any reason other than “termination for cause”, death, disability or a “change-in-control”, the Company will continue to pay them for an initial severance period of one year following such termination. The agreement with Mr. Francis and Mr. Eades provides that the Company will continue to pay them for an initial severance period of six months following termination.

The severance amount is equal to the executive’s salary at the annual rate then in effect. The agreement with Mr. Gibbs provides that if he has not been “re-employed” at the end of the initial severance period, he may receive up to six months additional severance at the same rate. The agreements with Mr. Francis and Mr. Eades do not provide for any payment after the initial severance period, and the agreement with Mr. Sisto provides that he may receive up to one year of additional severance at the same rate. The additional severance for Mr. Gibbs and Mr. Sisto will cease when the executive is re-employed. In addition, the Company will provide the executive with his or her then current health, dental, life and accidental death and dismemberment insurance benefits for a period of 18 months following such termination. Each agreement also contains a covenant not-to-compete and a covenant not to solicit employees of the Company during the one-year period in which severance benefits are being paid and for six months thereafter.

In the event of the termination of the executive’s employment following a “change-in-control” of the Company, and such termination is (i) by the Company for any reason other than “termination for cause” or (ii) by the executive for “constructive discharge”, the Company will pay the executive severance and benefits as summarized above. In addition, 50 percent of the executive’s stock option grants will vest immediately upon termination and the balance will vest within 90 days after the termination date.

If any of the payments to the affected executive are considered “excess parachute payments” as defined in Section 280G of the Internal Revenue Code, the payments will be reduced to avoid such a characterization.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company’s Board of Directors during the fiscal year ended September 30, 2003 were Taher Elgamal, Anthony P. Morris and Anthony Sun, each of whom is “independent,” as such term is defined in the NASD Rules. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Report of the Compensation Committee

The Compensation Committee of the Board (the “Compensation Committee”) has responsibility for setting and administering the policies that govern executive compensation for all executive officers of the Company. The Compensation Committee is composed entirely of independent directors and reports its actions to the full Board. The purpose of this report is to summarize the philosophical principles, specific program objectives and other factors considered by the Compensation Committee in reaching its determinations regarding the compensation of the Company’s executive officers.

General Compensation Philosophy

The Committee has approved principles for management compensation that will:

•	attract and retain key personnel who contribute to long-term success of the Company,

•	encourage the development and achievement of strategic objectives that enhance stockholder value,

•	promote the Company’s corporate values, and

•	provide a compensation package that recognizes individual contributions, group achievement, and Company performance.

Compensation Methodology

The Company strives to provide a comprehensive executive compensation program that is competitive and performance-based in order to attract and retain superior executive talent. When establishing salaries, bonus levels and stock option awards, the Compensation Committee reviews market data, assesses the Company’s competitive position and considers: (1) the Company’s financial performance during the past fiscal year, (2) the individual’s performance during the past fiscal year, including the promotion and the maintenance of the Company’s corporate values, (3) the compensation packages of executive officers in similar positions in companies of comparable size, same geographic region or within the computer software industry, and (4) the current economic climate. With respect to executive officers other than the CEO, the Compensation Committee places considerable weight upon the recommendation of the CEO. Consideration is also given to particular objectives that the CEO or the Board wishes the executive to focus on in the coming year.

Components of Compensation

Base Salary. Base salaries for all executive officer positions are targeted to be competitive with the average salaries of comparable executives at technology companies of similar size and are intended to reflect consideration of an officer’s experience, business judgment and role in developing and implementing overall business strategy for the Company.

Bonuses. Bonuses for executive officers are intended to reflect the Company’s belief that a significant portion of the annual compensation of the executive should be contingent upon the performance of the Company, as well as the individual’s contribution and the achievements of the executive’s group, division or business unit. In evaluating the Company’s performance, consideration is also given to current economic conditions. Earned bonuses are paid on an annual or quarterly basis and are based on qualitative and subjective factors, including the pre-tax profitability of the Company, business development, operational performance, earnings per share and other measures of performance appropriate to the individual executive officer.

Long Term Incentives. Long term incentive-based compensation for executive officers is realized through the granting of stock options. The stock option program directly links a portion of compensation to the interests of stockholders by providing an incentive to maximize stockholder value. Stock options generally have value for the executive only if the price of the Company’s stock increases above the fair market value on the grant date and the executive remains in the Company’s employ for the period required for the shares to vest. In addition, executive officers may also be granted an incentive bonus related to growth in revenue and earnings per share as well as satisfaction of individualized performance objectives.

Compensation of Chief Executive Officer During Fiscal 2003

Compensation for the Company’s Chief Executive Officer is determined through a process similar to that discussed above for executive officers in general. This pay-for-performance program is most clearly exemplified in the compensation of the Company’s Chief Executive Officer. The compensation program for the Chief Executive Officer is designed to reward achievement of corporate financial goals and individual performance objectives as well as other strategic objectives, and provides the basis for the compensation program for all executives.

In setting compensation levels for the Chief Executive Officer, the Compensation Committee reviewed competitive information reflecting the relevant compensation data for chief executive officers of companies of comparable size within the software industry. Mr. Sisto’s compensation level was determined using generally the same considerations described above. Based on its analysis, the Compensation Committee determined not to award Mr. Sisto any increase in base salary during the fiscal year ended September 30, 2003, but did award Mr. Sisto a bonus in the amount of $37,800 during the fiscal year ended September 30, 2003.

Tax Deductibility of Executive Compensation

As a matter of policy, the Compensation Committee believes it is important to retain the flexibility to maximize the Company’s tax deductions. Amendments to Section 162(m) of the Internal Revenue Code have eliminated the deductibility of most compensation over a million dollars in any given year. It is the policy of the Compensation Committee to consider the impact, if any, of Section 162(m) on the Company and to document as necessary specific performance goals to seek to preserve the Company’s tax deductions.

MEMBERS OF THE COMPENSATION COMMITTEE

Taher Elgamal

Anthony P. Morris

Anthony Sun

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Common Stock of the Company from September 30, 1998 to September 30, 2003 with the cumulative total return on the Standard and Poor’s 500, the Standard and Poor’s Application Software, and the Standard and Poor’s System Software market indices over the same period, assuming the investment of $100 in the Company’s Common Stock and in each of the indices on September 30, 1998 and the reinvestment of all dividends. In previous years this graph compared the Common Stock of the Company to the Standard and Poor’s 500 and the Standard and Poor’s Computer Software and Services market indices. Standard and Poor’s has ceased tracking the Computer Software and Services index and has instead created the two new indices now compared to the Common Stock of the Company. The Company intends to use both new indices for comparison purposes in the future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG PHOENIX TECHNOLOGIES LTD., THE S & P 500 INDEX,

THE S & P APPLICATION SOFTWARE INDEX

AND THE S & P SYSTEMS SOFTWARE INDEX

*	$100 invested on 9/30/98 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 30, 2003 with respect to the Common Stock owned beneficially by (i) any person who is known to the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director and director-nominee of the Company, (iii) the Chief Executive Officer and each other Named Executive Officer, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated in the table, the address of each person listed in the table is c/o Phoenix Technologies Ltd., 915 Murphy Ranch Road, Milpitas, California 95035. Except as otherwise indicated in the footnotes to the table, to the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding(1)
FMR Corp.(2) 82 Devonshire Street Boston, MA 02109	3,258,545	13.1%
U.S. Trust Corporation/ United States Trust Company of New York(3) 114 West 47th Street New York, NY 10036	1,399,290	5.7%
The TCW Group, Inc.(4) 865 South Figueroa Street Los Angeles, CA 90017	1,319,950	5.4%
The Clark Estates, Inc.(5) One Rockefeller Plaza, 31st Floor New York, NY 10020	1,275,535	5.2%
George C. Huang(6)	880,254	3.6%
Taher Elgamal(7)	85,000	*
Anthony Sun(8)	202,929	*
Edmund P. Jensen(9)	85,000	*
Albert E. Sisto(10)	707,500	2.9%
Anthony P. Morris (11)	122,000	*
David S. Dury(12)	55,000	*
David Gibbs(13)	149,063	*
Linda V. Moore(14)	104,063	*
Timothy Eades(15)	56,875	*
W. Curtis Francis(16)	135,000	*
All current directors and executive officers as a group (13 persons)(17)	2,641,282	10.8%

*	Ownership is less than 1%

(1)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after November 30, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Based on information contained in Schedule 13G/A filed on February 14, 2003 with the SEC.

(3)	Based on information contained in Schedule 13G/A filed on February 12, 2003 with the SEC.

(4)	Based on information contained in Schedule 13G filed on February 5, 2003 with the SEC.

(5)	Based on information contained in Schedule 13G filed on June 20, 2003 with the SEC.

(6)	Consists of (i) 4,623 shares owned by Dr. Huang; (ii) 114,884 shares held by the George C. Huang and Margaret J. Huang Charitable Foundation, (iii) 426,622 shares held by the Huang Living Trust, and (iv) 334,125 shares as to which Dr. Huang could acquire beneficial ownership at or within 60 days after November 30, 2003.

(7)	Consists of 85,000 shares as to which Mr. Elgamal could acquire beneficial ownership at or within 60 days after November 30, 2003.

(8)	Includes 32,975 shares owned by Mr. Sun, and 169,954 shares as to which Mr. Sun could acquire beneficial ownership at or within 60 days after November 30, 2003.

(9)	Consists of 85,000 shares as to which Mr. Jensen could acquire beneficial ownership at or within 60 days after November 30, 2003.

(10)	Consists of 40,000 shares owned by Mr. Sisto, and 667,500 shares as to which Mr. Sisto could acquire beneficial ownership at or within 60 days after November 30, 2003.

(11)	Consists of (i) 15,000 shares owned by Mr. Morris, (ii) 5,000 shares held in a custodial account by his spouse for his minor daughters, and 102,000 shares as to which Mr. Morris could acquire beneficial ownership at or within 60 days after November 30, 2003.

(12)	Consists of 55,000 shares as to which Mr. Dury could acquire beneficial ownership at or within 60 days after November 30, 2003.

(13)	Consists of 10,000 shares owned by Mr. Gibbs, and 139,063 shares as to which Mr. Gibbs could acquire beneficial ownership at or within 60 days after November 30, 2003.

(14)	Consists of 104,063 shares as to which Ms. Moore could acquire beneficial ownership at or within 60 days after November 30, 2003.

(15)	Consists of 10,000 shares owned by Mr. Eades, and 46,875 shares as to which Mr. Eades could acquire beneficial ownership at or within 60 days after November 30, 2003.

(16)	Consists of 10,000 shares owned by Mr. Francis, and 125,000 shares as to which Mr. Francis could acquire beneficial ownership at or within 60 days after November 30, 2003.

(17)	Includes 1,988,580 shares issuable upon exercise of outstanding options exercisable within 60 days of November 30, 2003.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2003.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 1)
Equity compensation plans approved by security holders	4,099,833	$11.04	2,486,466
Equity compensation plans not approved by security holders(2)	871,569	$12.17	176,989
Total	4,971,402	$11.24	2,663,455

(1)	This table does not include information regarding outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of September 30, 2003, a total of 377,432 shares of the Company’s Common Stock could be issued upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $7.05 per share. No additional options may be granted under the assumed plans.

(2)	See the description below of the material features of the two equity compensation plans not approved by security holders that correlate with the numbers listed in the table.

The Company’s 1997 Nonstatutory Stock Option Plan (the “1997 Plan”) is the only equity compensation plan that has not been approved by the stockholders and under which additional options of the Company’s Common Stock may be granted. The term of the 1997 Plan is ten years, and officers and directors of the Company are not eligible to receive option grants under the 1997 Plan. The Company’s Senior Management Nonqualified Stock Option Plan

was adopted in 1987 (the “1987 Plan”), and has not been approved by the stockholders. The term of the 1987 Plan was ten years; no additional options may be granted under the 1987 Plan. Officers (and directors that also served as officers) were eligible to receive options grants under the 1987 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2003, the Company did not engage in any transaction or series of similar transactions in which the amount involved exceeded or exceeds $60,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, nor was any director or executive officer or any of their family members indebted to us or any of our subsidiaries in any amount in excess of $60,000 at any time, other than the transactions described below.

During the fiscal year ended September 30, 2003, Anneke Dury, the wife of Board member David Dury, received $69,300 in compensation for consulting services rendered to the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as Company’s independent auditors for the fiscal year ended September 30, 2003. The following table lists the aggregate fees billed for professional services rendered by Ernst & Young LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” for the last two fiscal years.

	Fiscal Year Ended
	September 30, 2003	September 30, 2002
Audit Fees	$785,000	$658,218
Audit-Related Fees	$5,600	$0
Tax Fees	$77,620	$107,882
All Other Fees	$64,000	$293,854

Audit Fees represent fees for professional services rendered for the audit of the consolidated financial statements of the Company, statutory audits, issuance of comfort letters, consents, income tax provision procedures, and assistance with review of documents filed with the SEC. Audit-Related Fees represent consultation fees regarding Audit Committee meetings. Tax Fees represent consultation fees regarding the Company’s tax assets and liabilities. All Other Fees represent consultation for reviewing the sale of a subsidiary.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual statutory audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended September 30, 2003 as required by the Sarbanes-Oxley Act of 2002.

The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditor’s independence, and has advised the Company that, in its opinion, the activities performed by Ernst & Young on the Company’s behalf are compatible with maintaining the independence of such auditors.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-K:

1.  Index to Consolidated Financial Statements of the Company and its subsidiaries filed as part of this report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors*
Consolidated Balance Sheets as of September 30, 2003 and 2002*
Consolidated Statements of Operations for the years ended September 30, 2003, 2002, and 2001*
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2003, 2002, and 2001*
Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002, and 2001*
Notes to Consolidated Financial Statements*

2.  Consolidated Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts*

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.*

3.  See Item 15(c)

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

However, the Company furnished two reports on Form 8-K during the quarter ended September 30, 2003. Information regarding the items reported on is as follows:

Date Furnished	Item Reported On
July 10, 2003	The Company issued a press release announcing a revised revenue estimate for the quarter ended June 30, 2003.

July 17, 2003	The Company issued a press release announcing financial results for the quarter ended June 30, 2003.

(c)  Exhibits

Exhibit Number	Description
2.1	Asset Acquisition Agreement among Phoenix, Ravisent I.P., Inc., Ravisent Operating Company, Inc., Ravisent Technologies Internet Appliance Group, Inc., and Ravisent Technologies, Inc., dated March 21, 2001 (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

2.2	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

*	Previously filed with the Original 10-K.

Exhibit Number	Description
2.3	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

10.2	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5	Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.6	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.7	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.8	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.9	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit-10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	Employment Agreement, dated April 30, 2001, between Phoenix and Timothy D. Eades (incorporated herein by reference to Exhibit 10.15 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

10.11	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

10.12	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

10.13	Employment Agreement, dated June 16, 2003, between Phoenix and Randall Bolten.**

**	Previously filed as an exhibit to the Original 10-K.

Exhibit Number	Description
10.14	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix as Tenant dated as of May 16, 2003 for that certain property located at 915 Murphy Ranch Road, Milpitas.**

14.1	Code of Ethics.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

24	Power of Attorney. See signature page.**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

(d)  See Item 15(a)2

**	Previously filed as an exhibit to the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/S/ ALBERT E. SISTO

Albert E. Sisto Chairman, President and Chief Executive Officer Date: January 23, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Acquisition Agreement among Phoenix, Ravisent I.P., Inc., Ravisent Operating Company, Inc., Ravisent Technologies Internet Appliance Group, Inc., and Ravisent Technologies, Inc., dated March 21, 2001 (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2001).

2.2	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

2.3	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

10.2	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5	Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.6	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.7	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.8	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.9	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit-10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	Employment Agreement, dated April 30, 2001, between Phoenix and Timothy D. Eades (incorporated herein by reference to Exhibit 10.15 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

Exhibit Number	Description

10.11	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

10.12	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 2002).

10.13	Employment Agreement, dated June 16, 2003, between Phoenix and Randall Bolten.**

10.14	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix as Tenant dated as of May 16, 2003 for that certain property located at 915 Murphy Ranch Road, Milpitas.**

14.1	Code of Ethics.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Auditors.**

24	Power of Attorney. See signature page.**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

**	Previously filed as an exhibit to the Original 10-K.