Form 10-Q
period 2003-12-31
PHOENIX TECHNOLOGIES LTD
filed 2004-02-17
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at January 31, 2004
Common Stock, par value $0.001	24,436,115

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2003	September 30, 2003
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$29,080	$26,601
Short-term investments	18,384	20,645
Accounts receivable, net of allowances of $1,495 and $1,496 at December 31, and September 30, 2003, respectively	30,915	22,761
Prepaid royalties and maintenance	2,465	2,528
Deferred income taxes	544	537
Other current assets	4,594	4,708

Total current assets	85,982	77,780
Property and equipment, net	6,050	7,131
Computer software costs, net	10,437	11,275
Goodwill, net	12,933	12,933
Intangible assets, net	490	507
Prepaid royalties - non current	3,881	4,437
Other assets	2,363	2,400

Total assets	$122,136	$116,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,553	$1,392
Accrued compensation and related liabilities	5,397	7,669
Deferred revenue	12,416	3,296
Income taxes payable	4,264	4,185
Accrued restructuring charges - current	1,723	1,910
Other accrued liabilities	5,070	4,156

Total current liabilities	30,423	22,608
Accrued restructuring charges - long term	1,326	1,410
Other obligations	1,120	1,054

Total liabilities	32,869	25,072
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,628 and 31,477 shares issued, 24,432 and 24,281 shares outstanding at December 31 and September 30, 2003, respectively	31	31
Additional paid-in capital	180,307	179,730
Deferred compensation	(580)	(675)
Retained earnings	1,906	4,344
Accumulated other comprehensive loss	(1,954)	(1,596)
Less: Cost of treasury stock (7,196 shares at December 31 and September 30, 2003)	(90,443)	(90,443)

Total stockholders’ equity	89,267	91,391

Total liabilities and stockholders’ equity	$122,136	$116,463

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended December 31,
	2003	2002
Revenues	$18,500	$21,894
Cost of revenues	3,709	4,382

Gross Margin	14,791	17,512
Operating expenses:
Research and development	5,685	7,630
Sales and marketing	8,236	8,637
General and administrative	2,950	3,353
Amortization of acquired intangible assets	17	18
Stock-based compensation	52	83
Restructuring and related charges	—	5,465

Total operating expenses	16,940	25,186

Loss from operations	(2,149)	(7,674)
Interest and other income, net	161	89

Loss before income taxes	(1,988)	(7,585)
Income tax expense (benefit)	450	(2,655)

Net loss	$(2,438)	$(4,930)

Loss per share:
Basic and diluted	$(0.10)	$(0.20)
Shares used in loss per share calculation:
Basic and diluted	24,333	24,947

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,438)	$(4,930)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	1,995	1,979
Stock-based compensation	52	83
Loss from disposal of fixed assets	268	—
Deferred income taxes	(7)	—
Change in operating assets and liabilities:
Accounts receivable	(8,154)	(5,480)
Prepaid royalties and maintenance	619	295
Other assets	151	(534)
Accounts payable	161	(179)
Accrued compensation and related liabilities	(2,272)	1,856
Deferred revenue	9,120	2,074
Income taxes	79	(5,910)
Accrued restructuring charges	(271)	2,599
Other accrued liabilities	980	78

Net cash provided by (used in) operating activities	283	(8,069)

Cash flows from investing activities:
Proceeds from sale of investments	47,285	132,824
Purchases of investments	(45,024)	(117,366)
Proceeds from sale of fixed assets	38	—
Purchases of property and equipment	(365)	(749)

Net cash provided by investing activities	1,934	14,709

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	620	644
Repurchase of common stock	—	(7,623)

Net cash provided by (used in) financing activities	620	(6,979)

Effect of exchange rate changes on cash and cash equivalents	(358)	74

Net increase (decrease) in cash and cash equivalents	2,479	(265)
Cash and cash equivalents at beginning of period	26,601	25,156

Cash and cash equivalents at end of period	$29,080	$24,891

See notes to condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in core system software (“CSS”, which includes the products known as Basic Input Output System or “BIOS”) to activate, secure, connect, and recover personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. Phoenix provides its products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, Phoenix also provides support services, such as training, maintenance and engineering services, to its customers as required. The Company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, original equipment manufacturers (“OEM”) and original design manufacturers (“ODM”), resellers, value-added resellers, system integrators, system builders, integrated service vendors (“ISVs”), and generic PC (or “White Box”) manufacturers.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. All significant intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented, and financial condition of the Company as of December 31, 2003. The results for interim periods are not necessary indicative of results to be expected for the full fiscal year.

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

On an on-going basis, the Company evaluates its estimates on, including but not limited to, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. The

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004, or for any other future period.

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

Revenue from non-refundable up-front fee arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement. When the Company provides the customer with significant customization of the software products, revenues are recognized in accordance with AICPA Statement of Position 81-1 “Accounting for Performance of Construction-, Type and Certain Production-Type Contracts” which requires revenues to be recognized using the percentage-of-completion method based on time and materials or when services are complete.

Revenues from Customers for initial and non-refundable royalties relating to volume royalty license agreements, as well as non-refundable fixed-fee agreements, are recorded when all revenue recognition criteria have been met. Revenues for volume purchase agreements (or “VPAs”) are recognized up to the amount the customer has been billed and to the extent that the customer is expected to consume the corresponding units by the end of the following accounting quarter. Under these agreements, customers, mostly ODMs and OEMs, commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Revenues that have been invoiced and relating to usage beyond the following accounting quarter, which the Company has determined to be not fixed and determinable, are recorded as deferred revenues.

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

Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. At December 31 and September 30, 2003, the allowance for sales and doubtful accounts was $1.5 million for both periods.

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

After examining the available evidence at December 31, 2003, the Company believes a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. The Company’s recent financial performance represented sufficient negative evidence to require a full valuation allowance against its U.S. Federal and state deferred tax assets under SFAS 109. The Company intends to maintain a full valuation allowance against its deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123” (“SFAS 148”) which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges.

The pro forma is as follows (in thousands, except per-share amounts):

	Three months ended December 31,
	2003	2002
Net loss, as reported	$(2,438)	$(4,930)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	18	50
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(504)	(464)

Pro forma net loss	$(2,924)	$(5,344)

Basic and Diluted loss per share:
As reported	$(0.10)	$(0.20)

Pro forma	$(0.12)	$(0.21)

The fair value of options granted for the three months ended December 31, 2003 and 2002 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model.

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three months ended December 31, 2003 and 2002, the Company reported net losses and did not include all outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Guarantees and Product Warranty

FASB Interpretation No. 45, “Guarantee’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN45”), requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The requirements of FIN 45 are applicable to the Company’s product liability and certain guarantees.

In the normal course of business, the basic warranty period for the Company’s software products is typically ninety (90) days from the date of initial delivery to its customers and technology partners. The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications. Historically, costs related to this warranty have not been significant.

The Company generally provides standard indemnification provisions within its software license agreements with its customers and technology partners. Pursuant to the provisions, the Company typically defends, indemnifies and holds the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain similar indemnification obligations to its agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Recent Accounting Pronouncement

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for periods ending after December 15, 2003. In December 2003, Fin 46 was revised (Interpretation 46R) to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. The Company does not believe the adoption of FIN 46 will have a material impact on its results of operations or financial condition.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three months ended December 31,
	2003	2002
Net loss	$(2,438)	$(4,930)
Unrealized loss from short-term investments	(39)	—
Change in accumulated foreign currency translation adjustments	(319)	74

Comprehensive loss	$(2,796)	$(4,856)

Note 4. Restructuring Charges

Restructuring charges for the three months ended December 31, 2003 and 2002 were zero and $5.5 million, respectively.

The following table summarizes the activity related to the liability for restructuring charges through December 31, 2003 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2002	$279	$—	$—	$279
Q1 Fiscal 2003 provision	2,868	2,479	118	5,465
Q1 Fiscal 2003 cash payments	(449)	—	—	(449)

Balance of accrual at December 31, 2002	2,698	2,479	118	5,295
Q2 Fiscal 2003 provision	549	—	—	549
Q2 Fiscal 2003 cash payments	(2,320)	(449)	—	(2,769)
Q2 Fiscal 2003 non-cash charges	—	—	(118)	(118)

Balance of accrual at March 31, 2003	927	2,030	—	2,957
Q3 Fiscal 2003 cash payments	(535)	(243)	—	(778)

Balance of accrual at June 30, 2003	392	1,787	—	2,179
Q4 Fiscal 2003 provision	1,379	—	—	1,379
Q4 Fiscal 2003 cash payments	(116)	(243)	—	(359)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Q1 Fiscal 2004 cash payments	(694)	(243)	—	(937)

Balance of accrual at December 31, 2003	$633	$3,029	$—	$3,662

As of December 31, 2003, the remaining accrual balance amounted to $3.7 million, consisting of approximately $0.6 million in employee termination benefits, which are expected to be paid through the third quarter of fiscal 2004 and $3.0 million in facilities exit costs, which are expected to be paid through the third quarter of fiscal 2009.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unpaid portion of $3.0 million for facilities is included in the condensed consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – long term”. The balance of the accruals for severance and benefits as of December 31, 2003 was included in the condensed consolidated balance sheets under the caption “Accrued compensation and related liabilities”.

During fiscal 2003, the Company implemented three restructuring programs:

In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, Phoenix increased the restructuring liability related to the Irvine, California facility by $1.7 million to reflect changes in the assumptions made in the first quarter of fiscal 2003 about both the length of time the space would remain vacant, and the sublease rate when the Company finds subtenants. As of September 30, 2003, payments relating to the employee termination benefits were completed. As of December 31, 2003, approximately $1.2 million of the facilities exit expenses had been paid.

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

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million, which is recorded in accordance with SFAS 146. As of December 31, 2003, approximately $0.7 million of the severance had been paid. Employee termination benefits are expected to be paid through the third quarter of fiscal 2004.

Note 5. Other Accrued Liabilities

The following table provides details of other accrued liabilities (in thousands):

	December 31, 2003	September 30, 2003
Other accrued liabilities:
Royalties and commissions	$384	$291
Accounting and legal fees	791	789
Coop advertising	887	637
Other accrued expenses	3,008	2,439

Total other accrued liabilities	$5,070	$4,156

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Segment Reporting

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended December 31,
	2003	2002
Revenues:
North America	$4,559	$5,669
Japan	5,149	7,807
Taiwan	6,876	6,409
Other Asian Countries	1,011	1,138
Europe	905	871

Total	$18,500	$21,894

One customer, Fujitsu Limited, accounted for 10% and 11% of total revenues for the three months ended December 31, 2003 and 2002, respectively. Two customers, IBM Corporation and Quanta Corporation, each accounted for 13% of total revenues for the three months ended December 31, 2003. No other customers accounted for more than 10% of total revenues during these periods.

Note 7. Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations of $20.1 million include a net lease commitment for the Irvine location of $2.8 million, after sublease income of $1.2 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 4 to the condensed consolidated financial statements for further information on the Company’s restructuring plans.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 31, 2003, future minimum operating lease payments required are as follows (in thousands):

Fiscal years ending September 30,
2004 (remaining 9 months)	$4,364
2005	3,189
2006	1,958
2007	1,723
2008	1,678
2009 and thereafter	7,174

Total minimum lease payments	$20,086

Purchase Obligations

The Company also has agreements to license third party software that would be incorporated into certain of its products and is committed to payments totaling $0.6 million for the remaining nine months of fiscal 2004.

Litigation

On April 21, 2003, the Suwon District Court in Seoul, Korea granted a motion by the Korea Electronic Certification Authority (“CrossCert”) for a preliminary attachment on Phoenix’s expected payments from another Phoenix customer, Samsung Electronics. The amount of the preliminary attachment is KRW 496,608,750, approximately USD$412,000. On May 7, 2003, Phoenix and its subsidiary, Phoenix Technologies (Hungary) Software Licensing LLC (Phoenix’s assignee of the license agreement between Phoenix and CrossCert) filed suit in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition, against CrossCert. Phoenix also challenged the preliminary attachment in Korea. CrossCert subsequently filed suit against Phoenix on June 14, 2003 in Korea. The basis of the alleged suit is breach of contract and/or fraud in connection with the parties’ license agreement. The complaint seeks $825,000 plus interest under both the license agreement and Korean law.

In November 2003, the Seoul District Court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. A hearing regarding the removal of the preliminary attachment is scheduled for February 18, 2004. Phoenix expects to succeed in removing the preliminary attachment, and believes that it may be able to recover its legal expenses from CrossCert. CrossCert has filed a cross-complaint in the U.S. action. Phoenix also expects to succeed in the U.S. action.

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

Note 8. Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first quarter of fiscal 2003, the Company repurchased approximately 1,801,000 shares of its common stock at a cost of $7.6 million under the fiscal 2003 program. There were no repurchases during the quarter ended December 31, 2003.

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

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, includes statements containing words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and similar expressions which are forward-looking statements. The forward-looking statements of the Company are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying pattern, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage and unexpected natural disasters. For a more detailed discussion of certain risks associated with our business, see the “Business Risks” section below and in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

Company Overview

We are a global leader in core system software (“CSS”, which includes the products known as Basic Input Output System or “BIOS”) to activate, secure, maintain, and connect personal computers (“PCs”), information appliances, and other digital devices connected to the Internet. We provide our products primarily to platform and peripheral manufacturers that range from large PC and information appliance manufacturers to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, we also provide support services, such as training, maintenance, and engineering services, to its customers as required. Our company markets and licenses its products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, original equipment manufacturers (or “OEM”) and original design manufacturers (or “ODM”), resellers, value-added resellers, system integrators, system builders, integrated service vendors (“ISVs”), and generic PC (or “White Box”) manufacturers.

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

The CSS created a critical need for new network security and software applications capabilities that are built into the device and broadened the range of real-time, interactive experiences available to end-users. To meet the demand of this changing market, our Company has, through a combination of internal development and acquisitions launched a series of product families to offer a range of complete solutions to its customers. In each case, Phoenix products at the core offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace. We believe this approach – leveraging our expertise to expand beyond CSS and PCs – will help the Company enhance and strengthen its market presence as the industry evolves.

In addition to our Phoenix CSS, we have also expanded our offering to include additional platform tools and core-resident applications, which are marketed and sold as Phoenix Core Managed Environment (“cME”). Phoenix cME is an open software platform, centered on CSS, which enables the management and integration of functionality into the heart of digital devices. Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent and in support of the operating system.

Phoenix cME is targeted to address four market segments: Phoenix cME PC Edition—for personal computers (desktops, notebooks, workstations and Tablet PCs), Phoenix cME Server Edition—for server environments, Phoenix cME Information Appliance Edition—for information appliances and consumer electronics and Phoenix cME Embedded Edition—for industrial products. Each of these suites includes a platform-specific portfolio of application software, security features, advanced CSS, developer tools and application program interfaces (“APIs”). Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. We license software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security and content delivery.

Fiscal 2004 First Quarter Overview

Since the fourth quarter of fiscal 2003, the principal way that Phoenix has analyzed revenue is along two dimensions. One dimension is platform, with one category being PCs and servers and the other non-PC devices, including both consumer and industrial devices, and the second dimension is by products, where the first category is core system software, and the second product category is applications. This form of analysis creates a view of 4 revenue quadrants which will be discussed under the caption of “Results of Operations” and “Revenues”.

The PC/server core system software segment is currently our largest revenue segment, representing 77.3% of our total revenue of $18.5 million during the first quarter of fiscal 2004. Although revenue from this segment continued to decline from the last quarter by approximately 9.6%, we believe that PC/server core system software revenues are tracking trends in the PC industry reasonably well, and our market share is holding steady.

During the first quarter of fiscal 2004, we entered into volume purchase agreements (or “VPAs”) with a number of our larger ODM and OEM customers. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. As a result of the significant increase in the number of VPAs entered into during the quarter, our deferred revenue balance increased significantly during the first quarter of fiscal 2004, as discussed further in “Critical Accounting Polices and Estimates—Revenue Recognition”. Management believe that VPAs will help stabilize current core business, improve positive cash flows, improve visibility for future revenues, and further strengthen relationships with key ODM and OEM customers.

Operating expenses declined from approximately $20.0 million reported for the fourth quarter of fiscal 2003, including a restructuring charge of $2.8 million, to $16.9 million for the first quarter of fiscal 2004. The expense reductions for the first quarter of fiscal 2004 were primarily related to reduced compensation, which reflects a reduced headcount as a result of the organizational restructuring that the Company undertook in fiscal 2003 and lower recruitment and relocation costs. Some of the organizational savings have been offset by increased outside service costs related to compliance with new laws and regulations pertaining to public companies.

The Company continues to develop and implement strategic planning in improving its business outlook and profitability. These efforts include entering VPAs with key customers to ensure a stable foundation in our core business, strengthening our relationships with key ODM customers who continue to dominate the marketplace, expanding partnership with system builders to establish better brand awareness as they have close relationship with their customer, development of trusted computing, re-aligning resources to geographically better serve our customers, and maintaining disciplines on discretionary spending. There can be no assurance that our efforts will be successful.

Critical Accounting Policies and Estimates

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

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumptions made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $6.1 million and $5.2 million of royalty revenues from our OEM/ODM customers as of December 31, and September 30, 2003. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues for initial and non-refundable royalties relating to VPAs as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $5.3 million of revenues relating to volume royalty license agreements in the first quarter of fiscal 2004 compared to $6.6 million in the same period in fiscal 2003. These agreements were non refundable.

Revenues for volume purchase agreements (or “VPAs”) are recognized up to the amount the customer has been billed and to the extent that the customer is expected to consume the corresponding units by the end of the following accounting quarter. Under these agreements, customers, mostly ODMs and OEMs, commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Revenues that have been invoiced and relate to usage beyond the following accounting quarter, which the Company has determined to be not fixed and determinable, are recorded as deferred revenues. We believe all deferred revenue will be recognized as revenue within the next 12 months. Actual results could differ from the estimates used and have a material adverse effect on our business, operating results and financial condition.

Our total deferred revenue was $12.4 million and $3.3 million as of December 31 and September 30, 2003, respectively. The principal reason for this was a significant increase in the number of VPAs entered into with our larger ODM and OEM customers.

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At December 31 and September 30, 2003, the allowance for sales and doubtful accounts is $1.5 million for both periods. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At December 31 and September 30, 2003, these assets totaled $30.2 million and $31.7 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prepaid royalties represent payments to several third party technology partners for their software that is incorporated into certain of our products. All other intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets was estimated based on the period over which the assets were expected to contribute directly and indirectly to the future cash flows. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill arising from acquisitions are not amortized to expense but rather periodically assessed for impairment. The Company adopted SFAS 142 on October 1, 2002 and ceased amortizing goodwill as of the beginning of fiscal 2003 as required by this statement.

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

After examining the available evidence at December 31, 2003, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Revenues by geographic region for the three months ended December 31, 2003 and 2002 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	Three months ended December 31,			Three months ended December 31,
	2003	2002	% Change	2003	2002
North America	$4,559	$5,669	-19.6%	24.6%	25.9%
Japan	5,149	7,807	-34.0%	27.8%	35.7%
Taiwan	6,876	6,409	7.3%	37.2%	29.3%
Other Asian Countries	1,011	1,138	-11.2%	5.5%	5.2%
Europe	905	871	3.9%	4.9%	3.9%

Total revenues	$18,500	$21,894	-15.5%	100.0%	100.0%

Total revenues in the first quarter of fiscal 2004 decreased by 15.5% compared with the same period in fiscal 2003. The decrease was primary attributable to the migration from OEMs to ODMs who have higher volumes and lower per unit prices in addition to general price pressures. Revenues from Taiwan increased by 7.3% due to higher volumes and offset by lower per unit prices. Revenue from North America, Japan and other Asian Countries decreased by 19.6%, 34.0% and 11.2%, respectively. The decrease was primarily due to the shift to ODMs and continued softness in the PC market.

In the first quarter of fiscal 2004, our largest revenue segment was PC/server core system software. Although revenues in that segment were $14.3 million as compared to $14.9 million for the fourth fiscal quarter of 2003, we believe the decrease in revenue is primarily related to a continuing shift in manufacturing from OEMs to ODMs, who have higher volumes and therefore lower prices.

Applications revenues were $1.8 million in the first fiscal quarter of 2004 as compared to $2.1 million for the fourth quarter of 2003. As a result of a change in the Company’s marketing focus, we have seen a small shift in customers from large OEMs and ODMs to system integrators, system builders, and smaller OEMs. Unlike the larger OEMs and ODMs who typically incur a Phoenix license fee obligation when a device is manufactured with Phoenix core system software, the system builder and integrator deals typically involve a payment obligation when the device is ultimately sold to an end user. We believe it will take a longer time period before a significant increase in revenues can be recognized from sales to these new customers than from sales to OEMs and ODMs.

The last revenue segment is non-PC devices, which includes both core system software and applications products. The non-PC segment recorded the largest decrease in revenue from, $4.3 million in the fourth quarter of 2003 to $2.4 million for the first fiscal quarter of 2004. We believe there is less quarter-to-quarter revenue stability because this segment includes a high proportion of non-standard contracts for which revenue is recognized upon contract execution. Although the Company closed fewer of these deals during the first quarter of fiscal 2004, we see nothing systematic about the trends in this segment.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues for the three months ended December 31, 2003 remained constant at 80% for both periods. The consistency in gross profit percentage for the three month period was a result of our continuous effort to keep cost of revenue in line with the respective revenue generated during the period. The impact of lower revenues on the Company’s gross margin for the first fiscal quarter of 2004 was offset by a decrease of approximately 7% in cost of revenues and the gross margin at 80.0% was essentially unchanged from the prior quarter. Amortization of purchased technologies from business combinations for the three months ended December 31, 2003 and 2002 were $0.8 million for both periods.

Research and Development Expenses

Research and development expenses were $5.7 million and $7.6 million for the three months ended December 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 30.7% and 34.8%, respectively. The decrease was due primarily to a lower payroll and related compensation expenses as a result of the restructuring programs implemented during fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses were $8.2 million and $8.6 million for the three months ended December 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 44.5% and 39.4%, respectively. The decrease in dollar amount was due primarily to lower payroll and related compensation expense as a result of the fiscal 2003 restructuring programs and lower commissions resulting from lower revenues in the first quarter of fiscal 2004. The increase as a percentage of revenues was primarily related to our efforts to build marketing and sales capabilities worldwide for the emerging applications base and costs associated with hosting our principal annual marketing event in November 2003.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $3.4 million for the three months ended December 31, 2003 and 2002, respectively. As a percentage of revenues, these expenses represented 15.9% and 15.3%, respectively. The decrease in dollar amount was due primarily to reduced payroll and related expenses as a result of the restructuring programs implemented during fiscal 2003, slower hiring and disciplines in discretionary spending partially offset by increased costs relating to compliance with new laws and regulations applicable to public companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Charges

Restructuring charges for the three months ended December 31, 2003 and 2002 were zero and $5.5 million, respectively.

In the first quarter of fiscal 2003, we initiated a restructuring program with the objective to 1) continue strengthening our capabilities in Asia; 2) increase customer support in the fastest growing markets, and; 3) adjust cost structure related to the trends in the marketplace. The program impacted approximately 100 positions across all business functions and closed our facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in a charge of $5.5 million including $2.9 million in employee termination benefits, $2.5 million in estimated facilities exit expenses, and $0.1 million in asset write-offs. See Note 4 to the condensed consolidated financial statements for detail information on our restructuring plans for each of the four quarters in fiscal 2003.

Interest and Other Income, Net

Interest and other income, net, were $0.2 million and $0.1 million for the three months ended December 31, 2003 and 2002, respectively. Net interest and other income consist mainly of interest income, which is primarily derived from cash and short-term investments, and gain on investments.

Provision for Income Taxes

We recorded an income tax provision of $0.5 million and an income tax benefit of $2.7 million for the three months ended December 31, 2003 and 2002, respectively. At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of December 31, 2003 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate. Accordingly, the provision for the income taxes does not include any net benefit associated with the net operating losses incurred during the quarter ended December 31, 2003. The provision of $0.5 million for the quarter is comprised entirely of taxes on foreign operations.

Liquidity and Capital Resources

At December 31, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $47.5 million. The primary source of cash during the three months ended December 31, 2003 was net proceeds from sale of investments of $2.3 million. At December 31, 2002, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $60.6 million. The primary source of cash during the three months ended December 31, 2002 was net proceeds from sale of investments of $15.5 million. The primary uses of cash for the same period were $8.1 million from operating activities and $7.6 million for the repurchase of common stock. There were no outstanding borrowings with banks or other potential creditors in both periods.

The Company’s deferred revenue balance increased to $12.4 million at December 31, 2003, compared to $3.3 million at September 31, 2003. The principal reason for this was a significant increase in the number of VPAs we entered into with our larger ODM and OEM customers during the quarter ended December 31, 2003. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next four quarters, stabilizing our cash inflow.

Net undistributed earnings of certain foreign subsidiaries amounted to approximately $16.9 million as of December 31, 2003. These earnings are considered to be indefinitely reinvested, and accordingly, no

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.0 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $20.1 million. The operating lease obligations of $20.1 million include a net lease commitment for the Irvine location of $2.8 million, after sublease income of $1.2 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 4 to the condensed consolidated financial statements for further information on the Company’s restructuring plans. We also have agreements to license third party software that would be incorporated into certain of our products and are committed to $0.6 million in the remaining nine months of fiscal 2004.

We did not enter any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended December 31, 2003.

Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first quarter of fiscal 2003, the Company repurchased approximately 1,801,000 shares of its common stock at a cost of $7.6 million under the fiscal 2003 program. There were no repurchases during the quarter ended December 31, 2003.

Off-Balance Sheet Arrangements

We do not have any Off-Balance Sheet Agreements at December 31, 2003.

Based on past performance and current expectations, we believe that current cash and cash equivalent, short-term investments, and cash generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. There are no transactions and arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that those new and/or enhanced products will be introduced before our competitors or meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on adoption of our cME Environment and applications.

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

Changes in Industry Structure

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, or changes relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Dependence on New Product Releases by Our Customers

Successful introduction of new products is key to our success in both our CSS and new applications businesses. Frequently our new products are used in our customers’ new products, making each of us dependent on the other for product introduction schedules. It can happen that a customer may

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of December 31, 2003, we had been issued 59 patents in the U.S. and had 67 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 112 patents with respect to our product offerings and have 173 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have varying statutory rates, by changes in the valuation of our deferred tax assets, or by changes in tax laws or interpretations thereof.

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

Changes in Financial Accounting Standards

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound affect on the way we license our products. As a result of the recent enactment of the Sarbanes-Oxley Act and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

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

However, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies may incorporate some functionality that has traditionally resided in CSS. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our Customers. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top tier engineering, sales, marketing, and administrative personnel. Our new products are based on new and emerging technologies, such as security, internet connectivity, and industry standards that are different from CSS technologies. As such, we need to attract and retain key personnel with expertise in these new areas. The available pool of engineering talent is limited for all lines of businesses despite the current economic downturn. Accordingly, failure to attract, retain, and grow our talents could adversely affect our business and operating results. All of our employees, including executive officers and key personnel, are “employees at-will”. We might not be able to execute our business plan if we were to lose the services of any of our key personnel.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of December 31, 2003, one customer, Fujitsu Limited accounted for 11% of our total accounts receivable and one other customer, Quanta Corporation, accounted for 28% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

Competition

FirstBIOS Product Family. The Company competes for CSS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. The remaining major OEM companies using their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, and IBM Corporation (workstation and server only).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

FirstWare and Disk Tools Product Family. In the FirstWare applications software area, as with CSS, the Company competes with in-house solutions to access the protected area of hard drives. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions.

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

International Sales and Activities

Revenues derived from the international sales of our CSS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, England, Japan, Korea, Taiwan, Hong Kong, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us or our competitors, changes in our product mix or product direction of the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, overall trend toward industry consolidation both among our competitor’s and customary timing and size of orders from customers, our ability to achieve targeted cost reductions, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalizations, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

Business Disruptions

While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our web sites from time to time. A hacker who penetrates our network or web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers. In addition, war, power shortage, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s financial market risks related to changes in interest rates and foreign currency exchange rates from September 30, 2003. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 for more details.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2003, the Suwon District Court in Seoul, Korea granted a motion by the Korea Electronic Certification Authority (“CrossCert”) for a preliminary attachment on Phoenix’s expected payments from another Phoenix customer, Samsung Electronics. The amount of the preliminary attachment is KRW 496,608,750, approximately USD$412,000. On May 7, 2003, Phoenix and its subsidiary, Phoenix Technologies (Hungary) Software Licensing LLC (Phoenix’s assignee of the license agreement between Phoenix and CrossCert) filed suit in Santa Clara County Superior Court in United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition, against CrossCert. Phoenix also challenged the preliminary attachment in the Korea. CrossCert subsequently filed suit against Phoenix on June 14, 2003 in Korea. The basis of the alleged suit is breach of contract and/or fraud in connection with the parties’ license agreement. The complaint seeks $825,000 plus interest under both the license agreement and Korean law.

In November 2003, the Seoul District Court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. A hearing regarding the removal of the preliminary attachment is scheduled for February 18, 2004. Phoenix expects to succeed in removing the preliminary attachment, and believes that it may be able to recover its legal expenses from CrossCert. CrossCert has filed a cross-complaint in the U.S. action. Phoenix also expects to succeed in the U.S. action.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended December 31, 2003. Information regarding the items reported on is as follows:

Date Furnished	Item Reported On

October 23, 2003	The Company issued a press release announcing financial results for the quarter and year ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO

Albert E. Sisto Chairman, President and Chief Executive Officer Date: February 17, 2004

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.