Form 10-Q
period 2004-03-31
PHOENIX TECHNOLOGIES LTD
filed 2004-05-14
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 30, 2004
Common Stock, par value $0.001	24,436,115

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$38,192	$26,601
Short-term investments	17,651	20,645
Accounts receivable, net of allowances of $1,469 and $1,496 at March 31, 2004 and September 30, 2003, respectively	27,511	22,761
Prepaid royalties and maintenance	2,278	2,528
Deferred income taxes	546	537
Other current assets	4,522	4,708

Total current assets	90,700	77,780
Property and equipment, net	5,247	7,131
Computer software costs, net	9,598	11,275
Goodwill, net	12,933	12,933
Intangible assets, net	473	507
Prepaid royalties - non current	3,326	4,437
Other assets	2,463	2,400

Total assets	$124,740	$116,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$729	$1,392
Accrued compensation and related liabilities	5,617	7,669
Deferred revenue	18,779	3,296
Income taxes payable	3,152	4,185
Accrued restructuring charges - current	992	1,910
Other accrued liabilities	3,139	4,156

Total current liabilities	32,408	22,608
Accrued restructuring charges - noncurrent	1,692	1,410
Other liabilities	1,406	1,054

Total liabilities	35,506	25,072
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,632 and 31,477 shares issued, 24,436 and 24,281 shares outstanding at March 31, 2004 and September 30, 2003, respectively	31	31
Additional paid-in capital	180,279	179,730
Deferred compensation	(480)	(675)
Retained earnings	1,299	4,344
Accumulated other comprehensive loss	(1,452)	(1,596)
Less: Cost of treasury stock (7,196 shares at March 31, 2004 and September 30, 2003)	(90,443)	(90,443)

Total stockholders’ equity	89,234	91,391

Total liabilities and stockholders’ equity	$124,740	$116,463

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues	$20,672	$21,717	$39,172	$43,611
Cost of revenues	4,048	4,339	7,757	8,721

Gross Margin	16,624	17,378	31,415	34,890
Operating expenses:
Research and development	5,606	6,572	11,291	14,202
Sales and marketing	7,296	8,329	15,532	16,966
General and administrative	3,108	3,413	6,058	6,766
Amortization of acquired intangible assets	17	17	34	35
Stock-based compensation	53	48	105	131
Restructuring and related charges	(60)	549	(60)	6,014

Total operating expenses	16,020	18,928	32,960	44,114

Income (loss) from operations	604	(1,550)	(1,545)	(9,224)
Interest and other income, net	(528)	133	(367)	222

Income (loss) before income taxes	76	(1,417)	(1,912)	(9,002)
Income tax expense (benefit)	683	(496)	1,133	(3,151)

Net loss	$(607)	$(921)	$(3,045)	$(5,851)

Loss per share:
Basic and diluted	$(0.02)	$(0.04)	$(0.12)	$(0.24)
Shares used in loss per share calculation:
Basic and diluted	24,435	24,432	24,384	24,692

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,045)	$(5,851)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	3,882	3,975
Stock-based compensation	105	131
Loss from disposal of fixed assets	268	41
Deferred income tax	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,750)	(5,385)
Other assets	123	(533)
Prepaid royalties and maintenance	1,361	1,043
Accounts payable	(663)	326
Accrued compensation and related liabilities	(2,052)	(695)
Accrued restructuring charges	(613)	2,153
Other accrued liabilities	(690)	(140)
Deferred revenue	15,483	1,200
Income taxes	(1,033)	(7,183)

Net cash provided by (used in) operating activities	8,367	(10,918)

Cash flows from investing activities:
Proceeds from sale of investments	86,939	224,503
Purchases of investments	(83,945)	(201,684)
Purchases of property and equipment	(593)	(1,880)
Proceeds from the sale of fixed assets	38	—

Net cash provided by investing activities	2,439	20,939

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	641	720
Repurchase of common stock	—	(9,627)

Net cash provided by (used in) financing activities	641	(8,907)

Effect of exchange rate changes on cash and cash equivalents	144	(7)

Net increase (decrease) in cash and cash equivalents	11,591	1,107
Cash and cash equivalents at beginning of period	26,601	25,156

Cash and cash equivalents at end of period	$38,192	$26,263

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

In the opinion of the management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented, and financial condition of the Company as of March 31, 2004. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

On an on-going basis, the Company evaluates its estimates, including but not limited to estimates on, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. The operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004, or for any other future period.

Revenue Recognition

During the first quarter of fiscal 2004, the Company began to enter into volume purchase agreements (or “VPAs”). Revenues for VPAs are recognized up to the amount the customer has been billed and to the extent that the customer is expected to consume the corresponding units by the end of the following accounting quarter. Under these agreements, customers, mostly ODMs and OEMs, commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Revenues that have been invoiced and relating to usage beyond the following accounting quarter, which the Company has determined to be not fixed and determinable, are recorded as deferred revenues.

Stock-Based Compensation

The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition method (in thousands, except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss as reported	$(607)	$(921)	$(3,045)	$(5,851)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	11	29	39	79
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(970)	(460)	(1,746)	(924)

Pro forma net loss	$(1,566)	$(1,352)	$(4,752)	$(6,696)

Basic and Diluted loss per share:
As reported	$(0.02)	$(0.04)	$(0.12)	$(0.24)

Pro forma	$(0.06)	$(0.06)	$(0.19)	$(0.27)

The fair value of options granted for the three and six months ended March 31, 2004 and 2003 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model.

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common- equivalent shares primarily consist of employee stock options, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three and six months ended March 31, 2004 and 2003, the Company reported net losses and did not include outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

Guarantees and Product Warranty

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company generally provides standard indemnification provisions within its software license agreements with its customers and technology partners. Pursuant to the provisions, the Company typically defends, indemnifies, and holds the other party harmless against losses arising from a breach of representation or covenants, or out of intellectual property infringement or other claims made against third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, the Company has entered into indemnification agreements with its officers and directors, and its bylaws contain similar indemnification obligations to its agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements have not had a material impact on its operating results or financial position.

Recent Accounting Pronouncements

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, FIN 46 is effective for periods ending after December 15, 2003. In December 2003, FIN 46 was revised (“FIN 46R”) to require application in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities, application is required for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on its results of operations or financial condition.

Note 2. Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net loss	$(607)	$(921)	$(3,045)	$(5,851)
Unrealized loss from short-term investments	(37)	—	(76)	—
Change in accumulated foreign currency translation adjustments	539	(81)	220	(7)

Comprehensive loss	$(105)	$(1,002)	$(2,901)	$(5,858)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring Charges

Restructuring charges for the three and six months ended March 31, 2004 and 2003 were as follow (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Severence and benefits	$(200)	$549	$(200)	$3,417
Facility and exit costs	140	—	140	2,479
Asset write-offs	—	—	—	118

	$(60)	$549	$(60)	$6,014

The following table summarizes the activity related to the liability for restructuring charges through March 31, 2004 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2002	$279	$—	$—	$279
Q1 Fiscal 2003 provision	2,868	2,479	118	5,465
Q1 Fiscal 2003 cash payments	(449)	—	—	(449)

Balance of accrual at December 31, 2002	2,698	2,479	118	5,295
Q2 Fiscal 2003 provision	549	—	—	549
Q2 Fiscal 2003 cash payments	(2,320)	(449)	—	(2,769)
Q2 Fiscal 2003 non-cash charges	—	—	(118)	(118)

Balance of accrual at March 31, 2003	927	2,030	—	2,957
Q3 Fiscal 2003 cash payments	(535)	(243)	—	(778)

Balance of accrual at June 30, 2003	392	1,787	—	2,179
Q4 Fiscal 2003 provision	1,379	—	—	1,379
Q4 Fiscal 2003 cash payments	(116)	(243)	—	(359)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Q1 Fiscal 2004 cash payments	(694)	(243)	—	(937)

Balance of accrual at December 31, 2003	633	3,029	—	3,662
Q2 Fiscal 2004 cash payments	(278)	(485)	—	(763)
True up adjustments	(180)	140	—	(40)

Balance of accrual at March 31, 2004	$175	$2,684	$—	$2,859

Overview

As of March 31, 2004, the remaining accrual balance amounted to $2.9 million, consisting of approximately $0.2 million in employee termination benefits, which are expected to be paid through the third quarter of fiscal 2004 and $2.7 million in facilities exit costs, which are expected to be paid through the third quarter of fiscal 2009.

The balance of the accruals for severance and benefits as of March 31, 2004 was included in the consolidated balance sheets under the caption “Accrued compensation and related liabilities”. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – long term”.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fiscal 2003 Programs

In the first quarter of fiscal 2003, Phoenix announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, Phoenix increased the restructuring liability related to the Irvine, California facility by $1.7 million in the fourth quarter of fiscal 2003 and again by $0.1 million in the second quarter of fiscal 2004 to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. As of March 31, 2004, approximately $1.7 million of the facilities exit expenses had been paid. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009.

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

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million, which is recorded in accordance with SFAS 146. As of March 31, 2004, approximately $1.0 million of the employee termination benefits had been paid and actual payments were lower than the original provision. As a result, $0.2 million of excess accrual was reversed in the second quarter of fiscal 2004. Employee termination benefits are expected to be paid through the third quarter of fiscal 2004.

Note 4. Other Current Assets and Other Accrued Liabilities

The following table provides details of other current assets (in thousands):

	March 31, 2004	September 30, 2003
Other current assets:
Prepaid rent	$455	$593
Prepaid insurance	467	629
Prepaid taxes	1,089	1,167
Tax refunds receivable	1,512	1,512
VAT receivable	261	182
Other current assets	738	625

Total other current assets	$4,522	$4,708

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides details of other accrued liabilities (in thousands):

	March 31, 2004	September 30, 2003
Other accrued liabilities:
Royalties and commissions	$267	$291
Accounting and legal fees	649	789
Coop advertising	674	637
Other accrued expenses	1,549	2,439

Total other accrued liabilities	$3,139	$4,156

Note 5. Segment Reporting and Significant Customers

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues:
North America	$3,687	$4,185	$8,246	$9,854
Japan	6,670	6,821	11,819	14,628
Taiwan	7,071	8,164	13,947	14,573
Other Asian countries	1,020	1,128	2,031	2,266
Europe	2,224	1,419	3,129	2,290

Total revenues	$20,672	$21,717	$39,172	$43,611

One customer, Fujitsu Limited, accounted for 10%, 11%, 10%, and 11% of total revenues for the three months ended March 31, 2004 and 2003 and the six months ended March 31, 2004 and 2003, respectively. Another customer, International Business Machine Corporation (“IBM”) accounted for 11% and 12% of total revenues for the three and six months ended March 31, 2004. Furthermore, Advantech Corporation Limited accounted for 10% of total revenues for the three months ended March 31, 2004. No other customers accounted for more than 10% of total revenues during these periods.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6. Contingencies

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

In November 2003, the Seoul District Court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. A hearing regarding the removal of the preliminary attachment was held on February 18, 2004, and a decision regarding removal of the preliminary attachment is expected on May 19, 2004. Phoenix expects to succeed in removing the preliminary attachment. CrossCert has filed a cross-complaint in the U.S. action. Phoenix also expects to succeed in the U.S. action.

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

Note 7. Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first two quarters of fiscal 2003, the Company repurchased approximately 2,196,000 shares of its common stock at a cost of $9.6 million under the fiscal 2003 program. There were no repurchase programs authorized for fiscal 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not purely historical, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to Customers and future revenue growth, and plans to improve and enhance existing products and develop new products.

Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying pattern, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortage and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risks Factors” section below and the “Business Risks” section in our Annual Report on Form 10-K for the year ended September 30, 2003.

Available Information

Our Web site is www.phoenix.com. Through a link on the Investor Relations section of our Web site, the Company makes available the following filings as soon as reasonably practical after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s Web site is not part of this report.

Company Overview

We are a global leader in the development, deployment, and support of Core System Software (“CSS”). CSS, the evolution of BIOS (“Basic Input Output System”), is used to enable, activate, secure, connect, and recover personal computers (“PCs”), industrial computers (“IPCs”), point of sale computers (“POS”), and other digital devices used to connect to the Internet. We provide our products primarily to platform and peripheral manufacturers that range from large branded PC and information products original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), to small system integrators and value-added resellers (collectively, “Customers”). In addition to key products, we also provide support services, such as training, maintenance and engineering services, to our customers as required. We market and license our products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, OEMs, ODMs, resellers, value-added resellers, system integrators, system builders, and independent software vendors (“ISVs”).

We believe that our products and services enable Customers to bring secure, leading-edge products to market faster, while reducing their manufacturing and support costs and providing essential features and capabilities to enable product differentiation. The growth of the Internet has spurred the need to enable additional connectivity to a broad range of digital devices beyond the traditional PC. Those include personal digital assistants (“PDAs”), cell phones, set top boxes, and other digital devices used by consumers

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

worldwide to access the Internet. These products broaden the range of secure, real-time, interactive experiences available to the end user. The diversity of hardware architectures, operating systems, and microprocessors and peripherals used by these devices has created new demands for network assurance or authentication features and device management capabilities that are built into the device and enabled by Phoenix Core System Software.

Individual users’ and enterprises’ requirements for mobility and secure network access have become the major requirement for digital devices. Sustaining and protecting business continuity from malicious attacks, viruses, and worms has also created a critical need for new network security. Our security features and software applications capabilities are built into the device to enable trust, to protect the network, and to recover critical data in the event of a successful attack. To meet the demand of this changing market, we have launched, through a combination of internal development and acquisitions, a series of product families that provides a range of complete solutions that allow the PC to automatically authenticate the device to the network and to make its data recoverable. In each case, Phoenix products at the core of the machine offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace. We believe this approach – leveraging our expertise to expand beyond CSS and PCs – will help us enhance and strengthen our market presence as the industry evolves.

In addition to our Phoenix CSS, we have also packaged our offering to include additional platform tools and core-resident applications, which are marketed and sold as Phoenix Core Managed Environment (“cME”). Phoenix cME is an open software platform, centered on CSS, which enables the management and integration of functionality into the heart of digital devices. Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent from and in support of the operating system.

Phoenix cME addresses the following market sectors: Phoenix cME PC Edition for personal computers (desktops, notebooks, workstations and tablet PCs); Phoenix cME Server Edition for server environments; Phoenix cME Embedded Edition for information appliances, consumer electronics, and industrial products; Phoenix CME TrustConnector for x86 device authentication to IP networks; and Phoenix cME TrustedCore for notebooks, tablet PCs, and servers. Each of these suites includes a platform-specific portfolio of application software, security features, advanced CSS, developer tools, and application program interfaces (“APIs”). Developer tools include Phoenix CoreArchitect, which is an advanced development environment for OEMs and ODMs who are implementing next-generation CSS for PCs and connected digital devices. CoreArchitect is built on top of the powerful Microsoft Visual Studio .NET Professional and we have complemented it by adding a complete, fully-integrated tool suite. Customers can select those technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. We license software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security and content delivery.

Fiscal 2004 Second Quarter Overview

Since the fourth quarter of fiscal 2003, Phoenix has analyzed revenue along two dimensions. One dimension is by platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category. The second dimension is by products, with Core System Software representing one category, and applications representing the second category. This form of analysis creates a view of four revenue quadrants which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/server Core System Software quadrant is currently the largest revenue quadrant, representing 60% of our total revenue of $20.7 million during the second quarter of fiscal 2004. Although revenue from this quadrant declined from the first quarter by approximately 13%, we believe that PC/server Core System Software revenues are tracking trends in the PC industry reasonably well, and our market share is holding steady.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of fiscal 2004, we continued to enter into volume purchase agreements (or “VPAs”) with a number of our larger ODM and OEM customers. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Management believes that VPAs help stabilize current core business, improve positive cash flows, improve visibility for future revenues, further strengthen relationships with key ODM and OEM customers, and enable us to focus on applications and non-PC businesses. As a result of the significant increase in the number of VPAs entered into during the quarter, our deferred revenue balance increased significantly during the second quarter of fiscal 2004, as discussed further in “Critical Accounting Policies and Estimates – Revenue Recognition”. However, despite successes in closing a number of VPAs during the first and second quarters of fiscal 2004, Management does not expect deferred revenue to continue to increase over the next couple of quarters as 1) the majority of our strategic customers have already entered into VPAs and 2) VPAs tend to be a seasonal transaction as customers are more likely to enter into them around their fiscal year-end, which is often March 31 in Japan and December 31 in the remainder of Asia Pacific.

Operating expenses declined from approximately $16.9 million from the first quarter to $16.0 million for the second quarter of fiscal 2004. Headcount declined by 3% and compensation-related expenses were flat. The principal declines were in non-compensation-related areas, including outside professional services, marketing programs, computers, and office costs.

The Company continues to develop and implement strategic planning in improving its business outlook and profitability. These efforts include entering long-term VPAs with key customers to ensure a stable foundation in our core business, strengthening our relationships with key ODM customers who continue to dominate the marketplace, expanding partnership with system builders to establish better brand awareness as they have close relationships with their customers, development of trusted computing, re-aligning resources to geographically better serve our customers, expanding our channel partner network worldwide to create higher demand of our products, and maintaining disciplines on discretionary spending. There can be no assurance that our efforts will be successful.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies, among others, are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance consisting of product support services and rights to unspecified upgrades on a when-and-if available basis, and training. Generally, our products are incorporated into the products of our OEM/ODM customers.

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumptions made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 45 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $6.1 million and $5.2 million of royalty revenues from our OEM/ODM customers as of March 31, 2004 and September 30, 2003, respectively. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues for initial and non-refundable royalties relating to VPAs as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $9.1 million of revenues relating to volume royalty license agreements in the second quarter of fiscal 2004 compared to $6.6 million in the same period in fiscal 2003. These agreements were non refundable.

Revenues for volume purchase agreements (or “VPAs”) are recognized up to the amount the customer has been billed and to the extent that the customer is expected to consume the corresponding units by the end of the following accounting quarter. The process of estimating VPA revenues include obtaining estimates from our OEM/ODM customers, utilizing historical experience, and other relevant current information. Under these agreements, customers, mostly OEMs and ODMs, commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Revenues that have been invoiced and relate to usage beyond the following accounting quarter, which we have determined to be not fixed and determinable, are recorded as deferred revenues. We believe all deferred revenue will be recognized as revenue within the next 12 months. Actual results could differ from the estimates used and have a material adverse effect on our business, operating results and financial condition.

Our total deferred revenue was $18.8 million and $3.3 million as of March 31, 2004 and September 30, 2003, respectively. The principal reason for this was a significant increase in the number of VPAs entered into with our larger ODM and OEM customers during the first two quarters of fiscal 2004.

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At March 31, 2004 and September 30, 2003, the allowance for sales and doubtful accounts is $1.5 million for both periods. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At March 31, 2004 and September 30, 2003, these assets, net of accumulated amortization, totaled $28.6 million and $31.7 million, respectively.

Prepaid royalties represent payments to several third party technology partners for their software that is incorporated into certain of our products. All other intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets was estimated based on the period over which the assets were expected to contribute directly and indirectly to the future cash flows. If assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets change in the future, we may be required to record impairment charges.

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

After examining the available evidence at March 31, 2004, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

Results of Operations

Revenues

Revenues by geographic region for the three and six months ended March 31, 2004 and 2003 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2004	2003	% Change	2004	2003
Three months ended March 31:
North America	$3,687	$4,185	-12%	18%	19%
Japan	6,670	6,821	-2%	32%	31%
Taiwan	7,071	8,164	-13%	34%	38%
Other Asian countries	1,020	1,128	-10%	5%	5%
Europe	2,224	1,419	57%	11%	7%

Total revenues	$20,672	$21,717	-5%	100%	100%

	Amount			% of Consolidated Revenue
	2004	2003		2004	2003
Six months ended March 31:
North America	$8,246	$9,854	-16%	21%	23%
Japan	11,819	14,628	-19%	30%	34%
Taiwan	13,947	14,573	-4%	36%	33%
Other Asian countries	2,031	2,266	-10%	5%	5%
Europe	3,129	2,290	37%	8%	5%

Total revenues	$39,172	$43,611	-10%	100%	100%

Total revenues for the three and six months ended March 31, 2004 decreased by 5% and 10%, respectively, compared with the same periods in fiscal 2003. The decrease was primary attributable to the migration from OEMs to ODMs who have higher volumes and lower per unit prices in addition to general price pressures. Revenues for the three and six months ended March 31, 2004 from Europe increased by 57% and 37%, respectively, due to two large license buy-out arrangements entered during the second quarter of fiscal 2004, partially offset by a shift to ODMs. Revenue for the three months ended March 31, 2004 from North America, Japan, Taiwan, and other Asian countries decreased by 12%, 2%, 13%, and 10%, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue for the six months ended March 31, 2004 from North America, Japan, Taiwan, and other Asian countries decreased by 16%, 19%, 4%, and 10%, respectively. The decrease in both periods was primarily due to the shift to ODMs and continued softness in the PC market.

In the second quarter of fiscal 2004, our largest revenue quadrant was PC/server Core System Software. Although revenues in that quadrant were $12.4 million as compared to $17.6 million for the second quarter of 2003, the decrease in revenue was related to 1) a slowing in notebook demand and inventory buildup in the first quarter of fiscal 2004, 2) a continuing shift in manufacturing from OEMs to ODMs, who have higher volumes and therefore lower prices, and 3) a clarification in revenue classification of some sales in the non-PC segment which were previously classified in the PC/CSS quadrant in prior quarters. We believe revenues in this quadrant have stabilized.

Applications revenues were $1.9 million in the second quarter of fiscal 2004 as compared to $0.8 million for the second quarter of fiscal 2003. Our two principal customer segments in this sector are the larger PC OEMs and the system builders. Unlike the usual OEM and ODM deals, which typically incur a Phoenix license fee obligation when a device is manufactured with Phoenix Core System Software, the system builder deals in the applications segment typically involve a payment obligation when the device is ultimately sold to an end user. Therefore, despite the increase in revenue in the second quarter, which largely reflects increasing shipments by OEMs who signed contracts prior to the second quarter, it will take a longer time period before a significant increase in revenues can be recognized from sales to these new system builder customers than from the usual sales to OEMs and ODMs. We may not be able to see a noticeable increase in revenue in this quadrant until the fourth quarter of fiscal 2004 or the first quarter of fiscal 2005.

The last revenue quadrant is non-PC devices, which includes both Core System Software and applications products. The non-PC quadrant recorded a significant increase in revenue, from $3.3 million in the second quarter of 2003 to $6.4 million for the second fiscal quarter of 2004. We believe there is less quarter-to-quarter revenue stability here because this quadrant includes a high proportion of non-standard contracts for which revenue is recognized upon contract execution. Therefore, the results for this period are not necessarily indicative of results to be expected in future periods.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues for both the three months and six months ended March 31, 2004 remained constant at 80% for all periods. The consistency in gross profit percentage for these periods was a result of our continuous effort to keep cost of revenue in line with the respective revenue generated during the period. Gross margin was $16.6 million for the three months ended March 31, 2004 as compared to $17.4 million for the same period in fiscal 2003. For the six months ended March 31, 2004, gross margin was $31.4 million, as compared to $34.9 million for the same period in fiscal 2003. The decrease in both periods was mainly related to lower revenues. Amortization of purchased technologies from business combinations for the three months ended March 31, 2004 and 2003 were $0.8 million for both periods and for the six months ended March 31, 2004 and 2003 were $1.6 million for both periods.

Research and Development Expenses

Research and development expenses were $5.6 million and $6.6 million for the three months ended March 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 27% and 30%, respectively. For the six months ended March 31, 2004 and 2003, research and development expenses were $11.3 million and $14.2 million, respectively. As a percentage of revenues, these expenses represented 29% and 33%, respectively. The decrease in both periods was primarily due to lower payroll and related compensation expenses as a result of the restructuring programs implemented during fiscal 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing Expenses

Sales and marketing expenses were $7.3 million and $8.3 million for the three months ended March 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 35% and 38%, respectively. For the six months ended March 31, 2004 and 2003, sales and marketing expenses were $15.5 million and $17.0 million, respectively. As a percentage of revenues, these expenses represented 40% and 39%, respectively. The decrease in dollar amount in both periods was due primarily to lower payroll and related compensation expenses as a result of the restructuring programs put into place during fiscal 2003 and tighter spending controls on marketing activities.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 15% and 16%, respectively. For the six months ended March 31, 2003 and 2002, general and administrative expenses were $6.1 million and $6.8 million, respectively. As a percentage of revenues, these expenses represented 15% and 16%, respectively. The decrease in general and administrative expenses was due primarily to savings from the restructuring programs in fiscal 2003 as well as discipline in discretionary spending, partially offset by increased costs relating to compliance with the Sarbanes-Oxley Act.

Restructuring Charges

Restructuring charges for the three and six months ended March 31, 2004 and 2003 were as follow (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Severence and benefits	$(200)	$549	$(200)	$3,417
Facility and exit costs	140	—	140	2,479
Asset write-offs	—	—	—	118

	$(60)	$549	$(60)	$6,014

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, we initiated a restructuring program with the objective to 1) continue strengthening our capabilities in Asia, 2) increase customer support in the fastest growing markets, and 3) adjust cost structure related to the trends in the marketplace. The program impacted approximately 100 positions across all business functions and closed our facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in a charge of $5.5 million including $2.9 million in employee termination benefits, $2.5 million in estimated facilities exit expenses, and $0.1 million in asset write-offs. As of September 30, 2003, all payments were completed and $0.1 million of excess accrual for employee termination benefits was reversed. In addition, the restructuring liability related to the Irvine, California facility was increased by $1.7 million in the fourth quarter of fiscal 2003 and again by $0.1 million in the second quarter of fiscal 2004 to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009.

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

In the fourth quarter of fiscal 2003, we furthered our restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million. As of March 31, 2004, approximately $1.0 million of the employee termination benefits had been paid and actual payments were lower than the original provision. As a result, $0.2 million of excess accrual was reversed in the second quarter of fiscal 2004. Employee termination benefits are expected to be paid through the third quarter of fiscal 2004.

As a result of the fiscal 2003 restructuring programs, we estimate pretax savings in operating expenses to be $10.2 million on an annualized basis.

See Note 3 to the consolidated financial statements for more details on our restructuring plans implemented in fiscal 2003.

Interest and Other Income, Net

Interest and other income, net, was $(0.5) million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and 2003, interest and other income, net, was $(0.4) million and $0.2 million, respectively. The decrease in interest and other income was due primarily to foreign exchange adjustments from the weakening of the dollar during the second quarter of fiscal 2004.

Provision for Income Taxes

The Company recorded income tax provisions of $0.7 million and $1.1 million for the three and six months ended March 31, 2004, respectively, as compared to income tax benefits of $0.5 million and $3.2 million in the comparable periods in fiscal 2003. At the close of the Company’s most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of March 31, 2004, it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate. Accordingly, the provision for income taxes does not include any net benefit associated with the net operating losses incurred during the six months ended March 31, 2004. The provision of $1.1 million for the six months ended March 31, 2004 is comprised entirely of tax on foreign operations, which includes our obligation to pay foreign royalty withholding taxes in certain jurisdictions based on revenues rather than net income.

Liquidity and Capital Resources

At March 31, 2004, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $55.8 million. The primary source of cash during the six months ended March 31, 2004 was $8.4 million from operating activities, net proceeds from sale of investments of $3.0 million, and proceeds from stock purchases under stock option and stock purchase plans of $0.6 million. At March 31, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $54.6 million. The primary source of cash during the six months ended March 31, 2003 was net proceeds from sale of investments of $22.8 million. The primary use of cash during the same period was $10.9 million for operating activities, $1.9 million for capital additions and $9.6 million for repurchase of common stock. There were no outstanding borrowings with banks or other potential creditors in both periods.

The Company’s deferred revenue balance increased to $18.8 million at March 31, 2004, compared to $3.3 million at September 30, 2003. The principal reason for this was a significant increase in the number of VPAs we entered into with our larger ODM and OEM customers during the first and second quarters of fiscal 2004. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next four quarters, stabilizing our cash inflow. Management does not expect deferred revenue to continue to increase over the next couple of quarters as 1) the majority of our strategic customers have already entered into VPAs and 2) VPAs tend to be a seasonal transaction as customers are more likely to enter into them around their fiscal year-end, which is often March 31 in Japan and December 31 in the rest of Asia Pacific.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also, at March 31, 2004, accounts receivable only increased by $4.8 million compared to September 30, 2003, despite the $15.5 million increase in deferred revenue from September 30, 2003 and the $39.2M of revenue generated during the first two quarter in fiscal 2004. This is attributed to a higher proportion of deferred revenues at March 31, 2004 reflected as cash in hand rather than outstanding invoices, compared to September 30, 2004. This indicates the general financial stability of our customer base and the value of the VPA strategy we have pursued. The net result was an increase of $8.6 million in cash and short-term investments at March 31, 2004 compared to September 30, 2003.

Net undistributed earnings of certain foreign subsidiaries amounted to approximately $16.9 million as of March 31, 2004. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.0 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $18.6 million. The operating lease obligations include a net lease commitment for the Irvine location of $2.6 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans. We also have agreements to license third party software that would be incorporated into certain of our products and are committed to $0.5 million in the remaining six months of fiscal 2004.

We did not enter any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended March 31, 2004.

Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first two quarters of fiscal 2003, the Company repurchased approximately 2,196,000 shares of its common stock at a cost of $9.6 million under the fiscal 2003 program. There were no repurchase programs authorized for fiscal 2004.

Overview

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

Risks Factors

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

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that those new and/or enhanced products will be introduced before our competitors make their introductions, or that those products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on adoption of our Phoenix cME and applications as well as the overall market demand for PCs and other digital devices.

Uncertain Geopolitical Environment and Unfavorable Economic and Market Conditions

Adverse economic conditions have contributed to recent slowdowns in the PC and information appliance industries and may continue to impact our business, resulting in:

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

Changes in Industry and Market Conditions

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of March 31, 2004, we had been issued 62 patents in the U.S. and had 56 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 117 patents with respect to our product offerings and have 168 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in jurisdictions where we have varying statutory rates or by changes in tax laws or interpretations thereof.

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

Changes in Financial Accounting Standards

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound effect on the way we license our products. As a result of the recent enactment of the Sarbanes-Oxley Act and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies in developing standards for the PC industry. Although we remain optimistic regarding relationships with these industry leaders, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies may incorporate some functionality that has traditionally resided in CSS. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our Customers. There can be no assurances that we will be successful in these efforts.

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top-tier engineering, sales, marketing, and administrative personnel. Our newer products are based in part on technologies and industry standards that are different from CSS technologies. As such, we need to attract and retain key personnel with expertise in new areas. Accordingly, failure to attract and retain employees with the necessary skills could adversely affect our business and operating results. All of our employees, including executive officers and key personnel, are “employees-at-will”.

Dependence on Key Customers; Concentration of Credit Risk

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of March 31, 2004, one customer, Fujitsu Limited accounted for 34% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Competition

The Company competes for CSS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. Major OEM companies which may use their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, IBM Corporation (workstation and server only), Toshiba Corporation and Intel Corporation. In addition, as some of these competitors are also our customers, any integrity to effectively manage these complicated relationships with customers could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

In the applications software area, as with CSS, the Company competes with in-house and third-party solutions to access the protected area of hard drives. Large enterprise solution competitors such as Altiris Incorporated and Symantec Corporation, as well as smaller third party companies such as Xpoint Technologies Incorporated and SoftThinks Incorporated are the primary players. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as with PC manufacturer-developed solutions.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide a broad range of products and services;

•	Product performance;

•	Price;

•	The ability to introduce new products timely; and

•	Market share.

We also face competition from customers to whom we license to. Any inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

International Sales and Activities

Revenues derived from the international sales of our CSS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, Japan, Korea, Taiwan, Hong Kong, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

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

In November 2003, the Seoul District Court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. A hearing regarding the removal of the preliminary attachment was held on February 18, 2004, and a decision regarding removal of the preliminary attachment is expected on May 19, 2004. Phoenix expects to succeed in removing the preliminary attachment. CrossCert has filed a cross-complaint in the U.S. action. Phoenix also expects to succeed in the U.S. action.

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

The Company held an Annual Meeting of its Stockholders on March 8, 2004, at which the following occurred:

ELECTION OF CLASS 2 DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY: The stockholders elected David S. Dury, Taher Elgamal, and Anthony Sun as Class 2 Directors. The vote on the matter was as follows:

David S. Dury
FOR	20,788,593
WITHHELD	920,460

Taher Elgamal
FOR	20,825,911
WITHHELD	883,142

Anthony Sun
FOR	20,830,221
WITHHELD	878,832

The following individuals continue their term as directors:

George C. Huang

Anthony P. Morris

Edmund P. Jensen

Albert E. Sisto

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 2001 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the amendment to the Company’s 2001 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares. The vote on the matter was as follows:

FOR	14,516,576
AGAINST	256,848
ABSTAIN	6,069
NO VOTE	6,929,560

RATIFICATION OF THE SELECTION BY THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT AUDITORS: The stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year. The vote on the matter was as follows:

FOR	21,647,267
AGAINST	32,321
ABSTAIN	29,465

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date Furnished	Item Reported On

January 29, 2004	The Company issued a press release announcing financial results for the quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO

Albert E. Sisto Chairman, President and Chief Executive Officer Date: May 13, 2004

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