Form 10-Q
period 2004-06-30
PHOENIX TECHNOLOGIES LTD
filed 2004-08-13
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 31, 2004
Common Stock, par value $0.001	24,536,596

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$42,054	$26,601
Short-term investments	20,667	20,645
Accounts receivable, net of allowances of $1,643 and $1,496 at June 30, 2004 and September 30, 2003, respectively	20,596	22,761
Prepaid royalties and maintenance	2,221	2,528
Deferred income taxes	542	537
Other current assets	3,417	4,708

Total current assets	89,497	77,780
Property and equipment, net	4,826	7,131
Computer software costs, net	8,760	11,275
Goodwill, net	13,433	12,933
Intangible assets, net	455	507
Prepaid royalties - non current	2,771	4,437
Other assets	2,411	2,400

Total assets	$122,153	$116,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,479	$1,392
Accrued compensation and related liabilities	5,018	7,669
Deferred revenue	14,196	3,296
Income taxes payable	3,350	4,185
Accrued restructuring charges - current	736	1,910
Other accrued liabilities	3,390	4,156

Total current liabilities	28,169	22,608
Accrued restructuring charges - non current	1,955	1,410
Other liabilities	1,448	1,054

Total liabilities	31,572	25,072
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,732 and 31,477 shares issued, 24,536 and 24,281 shares outstanding at June 30, 2004 and September 30, 2003, respectively	32	31
Additional paid-in capital	181,222	179,730
Deferred compensation	(801)	(675)
Retained earnings	2,211	4,344
Accumulated other comprehensive loss	(1,640)	(1,596)
Less: Cost of treasury stock (7,196 shares at June 30, 2004 and September 30, 2003)	(90,443)	(90,443)

Total stockholders’ equity	90,581	91,391

Total liabilities and stockholders’ equity	$122,153	$116,463

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenues	$23,100	$20,535	$62,272	$64,146
Cost of revenues	3,718	4,451	11,475	13,172

Gross Margin	19,382	16,084	50,797	50,974
Operating expenses:
Research and development	5,918	6,682	17,209	20,884
Sales and marketing	8,285	8,411	23,817	25,377
General and administrative	3,326	4,069	9,384	10,835
Amortization of acquired intangible assets	17	18	51	53
Stock-based compensation	72	61	177	192
Restructuring and related charges	199	—	139	6,014

Total operating expenses	17,817	19,241	50,777	63,355

Income (loss) from operations	1,565	(3,157)	20	(12,381)
Interest and other income, net	239	232	(128)	454

Income (loss) before income taxes	1,804	(2,925)	(108)	(11,927)
Income tax expense (benefit)	892	14,298	2,025	11,147

Net income (loss)	$912	$(17,223)	$(2,133)	$(23,074)

Earnings (loss) per share:
Basic	$0.04	$(0.71)	$(0.09)	$(0.94)
Diluted	$0.04	$(0.71)	$(0.09)	$(0.94)
Shares used in Earnings (loss) per share calculation:
Basic	24,471	24,233	24,413	24,538
Diluted	24,814	24,233	24,413	24,538

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,133)	$(23,074)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	5,594	6,016
Stock-based compensation	177	192
Loss from disposal of fixed assets	268	44
Deferred income tax	(5)	12,189
Change in operating assets and liabilities:
Accounts receivable	2,165	(5,511)
Prepaid royalties and maintenance	1,973	1,458
Other assets	412	(1,952)
Accounts payable	87	467
Accrued compensation and related liabilities	(2,651)	(1,291)
Deferred revenue	10,900	317
Income taxes	33	(4,120)
Accrued restructuring charges	(607)	1,912
Other accrued liabilities	(396)	(435)

Net cash provided by (used in) operating activities	15,817	(13,788)

Cash flows from investing activities:
Proceeds from sale of investments	143,122	294,389
Purchases of investments	(143,144)	(268,525)
Proceeds from the sale of fixed assets	38	—
Purchases of property and equipment	(1,028)	(3,024)
Acquisition of businesses, net of cash acquired	(500)	—

Net cash provided by (used in) investing activities	(1,512)	22,840

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,191	960
Repurchase of common stock	—	(9,697)

Net cash provided by (used in) financing activities	1,191	(8,737)

Effect of exchange rate changes on cash and cash equivalents	(43)	(108)

Net increase in cash and cash equivalents	15,453	207
Cash and cash equivalents at beginning of period	26,601	25,156

Cash and cash equivalents at end of period	$42,054	$25,363

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented, and financial condition of the Company as of June 30, 2004. The results for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

On an on-going basis, the Company evaluates its estimates, including but not limited to estimates on, a) allowance for uncollectible accounts receivable and sales returns; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. The operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004, or for any other future period.

Revenue Recognition

During the first quarter of fiscal 2004, the Company began to enter into volume purchase agreements (or “VPAs”). Revenues for VPAs are recognized up to the amount the customer has been billed and to the extent that the customer is expected to consume the corresponding units by the end of the following accounting quarter. Under these agreements, customers, mostly Original Design Manufacturers (ODMs) and Original Equipment Manufacturers (OEMs), commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Revenues that have been invoiced and relating to usage beyond the following accounting quarter, which the Company has determined to be not fixed and determinable, are recorded as deferred revenues.

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition method (in thousands, except per-share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$912	$(17,223)	$(2,133)	$(23,074)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	37	85	115
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,064)	(624)	(2,809)	(2,408)

Pro forma net loss	$(107)	$(17,810)	$(4,857)	$(25,367)

Basic earnings (loss) per share:
As reported	$0.04	$(0.71)	$(0.09)	$(0.94)
Pro forma	$(0.00)	$(0.73)	$(0.20)	$(1.03)
Diluted earnings (loss) per share:
As reported	$0.04	$(0.71)	$(0.09)	$(0.94)
Pro forma	$(0.00)	$(0.73)	$(0.20)	$(1.03)

The fair value of options granted for the three and nine months ended June 30, 2004 and 2003 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model.

Computation of Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

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

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$912	$(17,223)	$(2,133)	$(23,074)
Unrealized gain from short-term investments	76	—	—	—
Change in accumulated foreign currency translation adjustments	(263)	(101)	(43)	(108)

Comprehensive income (loss)	$725	$(17,324)	$(2,176)	$(23,182)

Note 3. Restructuring Charges

Restructuring charges for the three and nine months ended June 30, 2004 and 2003 were as follow (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Severence and benefits	$—	$—	$(200)	$3,417
Facility and exit costs	199	—	339	2,479
Asset write-offs	—	—	—	118

	$199	$—	$139	$6,014

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the activity related to the liability for restructuring charges through June 30, 2004 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2002	$279	$—	$—	$279
Q1 Fiscal 2003 provision	2,868	2,479	118	5,465
Q1 Fiscal 2003 cash payments	(449)	—	—	(449)

Balance of accrual at December 31, 2002	2,698	2,479	118	5,295
Q2 Fiscal 2003 provision	549	—	—	549
Q2 Fiscal 2003 cash payments	(2,320)	(449)	—	(2,769)
Q2 Fiscal 2003 non-cash charges	—	—	(118)	(118)

Balance of accrual at March 31, 2003	927	2,030	—	2,957
Q3 Fiscal 2003 cash payments	(535)	(243)	—	(778)

Balance of accrual at June 30, 2003	392	1,787	—	2,179
Q4 Fiscal 2003 provision	1,379	—	—	1,379
Q4 Fiscal 2003 cash payments	(116)	(243)	—	(359)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Q1 Fiscal 2004 cash payments	(694)	(243)	—	(937)

Balance of accrual at December 31, 2003	633	3,029	—	3,662
Q2 Fiscal 2004 cash payments	(278)	(485)	—	(763)
True up adjustments	(180)	140	—	(40)

Balance of accrual at March 31, 2004	175	2,684	—	2,859
Q3 Fiscal 2004 cash payments	(175)	(192)	—	(367)
True up adjustments	—	199	—	199

Balance of accrual at June 30, 2004	$—	$2,691	$—	$2,691

Overview

As of June 30, 2004, the remaining accrual balance of $2.7 million is related to facilities exit costs and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges - current” and “Accrued restructuring charges – noncurrent”.

Fiscal 2003 Programs

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. As of June 30, 2004, approximately $1.8 million of the facilities exit expenses had been paid. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.2 million of excess accrual was reversed in the fourth quarter of fiscal 2003. Payments were completed as of September 30, 2003.

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million, which is recorded in accordance with SFAS 146. Actual payments for employee termination benefits were lower than the original provision as of March 31, 2004. As a result, $0.2 million of excess accrual was reversed in the second quarter of fiscal 2004. As of June 30, 2004 all payments related to this plan were paid in full.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Other Current Assets and Other Accrued Liabilities

The following table provides details of other current assets (in thousands):

	June 30, 2004	September 30, 2003
Other current assets:
Prepaid rent	$419	$593
Prepaid insurance	236	629
Prepaid taxes	1,914	1,167
Tax refunds receivable	(180)	1,512
VAT receivable	321	182
Other current assets	707	625

Total other current assets	$3,417	$4,708

The following table provides details of other accrued liabilities (in thousands):

	June 30, 2004	September 30, 2003
Other accrued liabilities:
Royalties and commissions	$410	$291
Accounting and legal fees	595	789
Co-op advertising	827	637
Other accrued expenses	1,558	2,439

Total other accrued liabilities	$3,390	$4,156

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenues:
North America	$3,957	$2,519	$12,203	$12,373
Japan	7,000	7,050	18,819	21,678
Taiwan	9,798	8,478	23,745	23,051
Other Asian countries	1,551	1,152	3,582	3,418
Europe	794	1,336	3,923	3,626

Total revenues	$23,100	$20,535	$62,272	$64,146

For the three months ended June 30, 2004, Giga-byte Technology Ltd. and Fujitsu Ltd. (“Fujitsu”), accounted for 18% and 10% of total revenues, respectively. For the three months ended June 30, 2003, Fujitsu and Quanta Computer Inc. accounted for 14% and 13% of total revenues, respectively. For the nine months ended June 30, 2004, International Business Machine Corporation and Fujitsu accounted for 11% and 10% of total revenues, respectively. For the nine months ended June 30, 2003, Fujitsu accounted for 12% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Commitments and Contingencies

Purchase Obligations

The Company has agreements to license third party software that would be incorporated into certain of its products and is committed to payments totaling $0.2 million for the remainder of fiscal 2004.

Contingent Liabilities

In June 2004, we recorded additional $0.5 million of goodwill related the use of certain technology purchased through the Integrity Science, Inc. (“ISI”) acquisition, which occurred in February 2001. Pursuant to the original purchase agreement, additional goodwill of $0.5 million will be recorded in each of fiscal 2005 and 2006, resulting in a total increase in goodwill of $1.5 million.

Litigation

The Company is subject to certain routine legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceedings described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Korean Electronic Certification Authority, Inc. v. Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC. On April 21, 2003, the Korean Electronic Certification Authority, Inc., doing business as CrossCert, Inc. (“CrossCert”), filed a motion (the “Preliminary Attachment Motion”) in the Suwon District Court in Seoul, Korea, without notice to Phoenix, for a “preliminary attachment” under Korean law on Phoenix’s expected payments from another Phoenix customer, Samsung Electronics Co., Ltd. (“Samsung”). CrossCert obtained the preliminary attachment on April 21, 2003 in the amount of KRW 496,608,750, or approximately USD $412,000, which effectively enjoined a payment owing to the Company by Samsung. CrossCert’s claim relates to a March 30, 2001 license agreement (the “CrossCert

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Agreement”) between CrossCert and Phoenix, under which Phoenix licensed certain software to CrossCert. Phoenix subsequently assigned its rights in the CrossCert Agreement to an affiliate, Phoenix Technologies (Hungary) Software Licensing, LLC (“Phoenix-Hungary”).

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix has since filed a motion for cancellation of the preliminary attachment. The final hearing for a determination of that issue has been rescheduled several times because of the status of a related action in the United States (described below), and is expected to be rescheduled, if necessary, sometime in August 2004. No trial date has been scheduled and no other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties have agreed to mediate the dispute. If the dispute is not settled at the mediation, discovery will continue, and the parties will attend a Trial Setting Conference on September 9, 2004, at which time trial will likely be set for early 2005.

USA & Regal Groups, Inc. d.b.a. Sterling Pacific v. Phoenix Technologies Ltd. d.b.a. Phoenix Technologies Asia Pacific, Ltd., Phoenix Technologies Asia Pacific, Ltd., Al Sisto, David Gibbs, George Man and Does 1 through 100, inclusive. On June 10, 2004, Sterling Pacific filed a complaint against Phoenix in Orange County Superior Court for fraud, negligent misrepresentation, breach of contract, rescission, violation of California Business and Professions Code Sections 17200 et seq., economic duress and common count. The claim arises from a March 31, 2004 Manufacturing License and Distribution Agreement between a subsidiary of Phoenix and Sterling Pacific, under which the Phoenix subsidiary licensed certain technology to Sterling Pacific for the purpose of manufacturing and distributing a Sterling Pacific hardware product. Sterling Pacific seeks return of the amounts paid (USD $350,000) as well as exemplary damages for the alleged fraud.

No deadlines have been set in this case. The Company, its subsidiary, and the individual defendants (all of whom were executives of the Company at or about the time the events giving rise to the action occurred) believe the allegations are without merit.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7. Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first three quarters of fiscal 2003, the Company repurchased approximately 2,212,700 shares of its common stock at a cost of $9.7 million under the fiscal 2003 program. There were no repurchase programs authorized for fiscal 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that are not purely historical, which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, expected price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to Customers and future revenue growth, and plans to improve and enhance existing products and develop new products. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Business Risks” section in our Annual Report on Form 10-K for the year ended September 30, 2003.

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

Company Overview

We are a global leader in the development, deployment, and support of Core System Software (“CSS”). CSS, the evolution of BIOS (“Basic Input Output System”), is used to enable, activate, secure, connect, and recover personal computers (“PCs”), industrial computers (“IPCs”), point of sale computers (“POS”), and other X86 based digital consumer devices. We provide our products primarily to platform and peripheral manufacturers that range from large branded PC and information products original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), to small system integrators and value-added resellers (collectively, “Customers”). We also develop and provide software applications that enable independent software vendors (“ISVs”), OEMs, system builders and integrators, and IT departments to enable, protect and recover their computer systems and data. In addition to key products, we also provide support services, such as training, maintenance and engineering services, to our customers as required. We market and license our products and services through a global direct sales force as well as through a network of regional distributors and sales representatives, OEMs, ODMs, resellers, value-added resellers, system integrators, system builders, and ISVs.

We believe that our products and services enable Customers to bring secure, leading-edge products to market faster, while reducing their manufacturing and support costs and providing essential features and capabilities to enable product differentiation. The growth of the Internet has spurred the market’s need to enable additional connectivity to a broad range of digital devices beyond the traditional PC that send and receive information to and from X86-based servers. Those consumer devices that access these X86-based servers include personal digital assistants (“PDAs”), cell phones, set top boxes, and other digital devices used by consumers

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

worldwide to access the Internet. These products broaden the demand for secure, real-time, interactive experiences available to the end user. The diversity of hardware architectures, operating systems, and microprocessors and peripherals used by these devices has created new demands for network assurance or authentication features and device management capabilities that are built into the device and enabled by Phoenix Core System Software.

Individual users’ and enterprises’ requirements for mobility and secure network access have become the major requirement for digital devices. Sustaining and protecting business continuity from malicious attacks, viruses, and worms has also created a critical need for new device authentication that delivers increased network security. Our security features and software applications capabilities are built into the device to enable trust, to protect the network, and to recover critical data in the event of a successful attack. To meet the demand of this changing market, we have launched, through a combination of internal development and acquisitions, a series of product families that provides a range of complete solutions that allow the PC to automatically authenticate the device to the network and to make its data recoverable. In each case, Phoenix products at the core of the machine offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace. We believe this approach – leveraging our expertise to expand beyond CSS and PCs – will help us enhance and strengthen our market presence as the X86-based PC and non-PC or embedded industry evolves.

In addition to our Phoenix CSS, we have also packaged our offering to include additional platform tools and core-resident applications, which are marketed and sold as Phoenix Core Managed Environment (“cME”). Phoenix cME is an open software platform, centered on CSS, that enables the management and integration of functionality into the heart of digital devices. Phoenix cME provides intuitive system management, secure services, and system restoration capabilities that are both independent from and in support of the operating system.

The Phoenix cME TrustedCore product family addresses the market for personal computers (desktops, notebooks, workstations, and tablet PCs), server computers, and embedded devices (information appliances, consumer electronics, and industrial products). Phoenix cME TrustConnector provides x86 device authentication to IP networks. Each of the cME products includes a platform-specific portfolio of application software, security features, advanced CSS, developer tools, and application program interfaces (“APIs”). Developer tools include Phoenix CoreArchitect, which is an advanced development environment for OEMs and ODMs who are implementing next-generation CSS for PCs and connected digital devices. Phoenix CoreArchitect is built on top of the powerful Microsoft Visual Studio .NET Professional and we have complemented it by adding a complete, fully-integrated tool suite. Customers can select these technologies in each platform that best enable them to differentiate their products and provide additional value to their customers. We license software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the Phoenix cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, asset management, content delivery, and content protection.

Fiscal 2004 Third Quarter Overview

Since the fourth quarter of fiscal 2003, Phoenix has analyzed revenue along two dimensions, creating a 2x2 array with four “Revenue Quadrants”. One dimension is by platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category. The second dimension is by products, with Core System Software representing one category and applications representing the second category. This form of analysis creates a view of four revenue quadrants, which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/server Core System Software quadrant is currently the largest revenue quadrant of this 2x2 array, representing 76% of our total revenue of $23.1 million during the third quarter of fiscal 2004. Revenue from the third quarter of fiscal 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in this quadrant increased from the second quarter by approximately 42%; the largest contributors to this increase were greater unit shipments and one license buy-out arrangement where all revenues were recognized up-front.

During the third quarter of fiscal 2004, we continued to enter into volume purchase agreements (or “VPAs”) with a number of our larger ODM and OEM customers. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next several quarters. Management believes that VPAs help stabilize current core business, improve positive cash flows, improve visibility for future revenues, further strengthen relationships with key ODM and OEM customers, and enable us to focus on applications and non-PC businesses. As a result of the significant increase in the number of VPAs entered into during the first and second quarters of fiscal 2004 our deferred revenue balance has increased significantly in fiscal 2004, as discussed further in “Critical Accounting Policies and Estimates – Revenue Recognition”. However, our deferred revenue balance declined from $18.8 million as of March 31, 2004 to $14.2 million as of June 30, 2004, as we recognized revenue from customers who entered into VPAs during the first and second quarters of fiscal 2004 and began to ship products under these VPAs in the third quarter. Management expects a further decline in deferred revenue in the fourth quarter of fiscal 2004 as 1) the majority of our strategic customers have already entered into VPAs, 2) VPAs tend to be a seasonal transaction as customers are more likely to enter into them around their fiscal year-end, which is often March 31 in Japan and December 31 in the remainder of Asia Pacific, and 3) we recognize revenue from customers who continue to ship products under VPAs entered into during the first half of fiscal 2004.

Operating expenses increased from approximately $16.0 million in the second quarter to $17.8 million in the third quarter of fiscal 2004. The principal contributors to this increase were salaries and benefits related to headcount increases, increased commission expenses related to higher revenues, enhanced marketing programs as our product launches intensify, and outside consulting and other services relating to compliance with the Sarbanes-Oxley Act.

The Company continues to develop and implement its strategic plan to improve its business outlook and profitability. These efforts include entering long-term VPAs with key customers to ensure a stable foundation in our core business, strengthening our relationships with key ODM customers who continue to dominate the marketplace, expanding partnership with system builders to establish better brand awareness as they have close relationships with their customers, development of trusted computing, re-aligning resources to geographically better serve our customers, expanding our channel partner network worldwide to create higher demand of our products, refocusing field support to speed up customer adoptions in the applications businesses, and maintaining disciplines on discretionary spending. There can be no assurance that our efforts will be successful.

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

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumptions made by the OEMs/ODMs of products containing our software during the period. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

relevant current information. We accrued $6.4 million and $5.2 million of royalty revenues from our OEM/ODM customers as of June 30, 2004 and September 30, 2003, respectively. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Revenues for initial and non-refundable royalties relating to VPAs as well as non-refundable fixed fee agreements are recorded when all revenue recognition criteria have been met. We recorded $10.6 million of revenues relating to volume royalty license agreements in the third quarter of fiscal 2004 compared to $6.3 million in the same period in fiscal 2003. These agreements were non refundable.

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

Our total deferred revenue was $14.2 million and $3.3 million as of June 30, 2004 and September 30, 2003, respectively. The principal reason for this was a significant increase in the number of VPAs entered into with our larger ODM and OEM customers during the first two quarters of fiscal 2004. Deferred revenue did not increase at the same rate during the third quarter of fiscal 2004.

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At June 30, 2004 and September 30, 2003, the allowance for sales and doubtful accounts was $1.6 million and $1.5 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At June 30, 2004 and September 30, 2003, these assets, net of accumulated amortization, totaled $27.6 million and $31.7 million, respectively.

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

assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, we made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. See “Commitments” under “Liquidity and Capital Resources” for more details.

Income Taxes – Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance: When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

After examining the available evidence at June 30, 2004, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Revenues by geographic region for the three and nine months ended June 30, 2004 and 2003 were as follows (in thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	2004	2003		2004	2003
Three months ended June 30:
North America	$3,957	$2,519	57%	17%	12%
Japan	7,000	7,050	-1%	30%	34%
Taiwan	9,798	8,478	16%	42%	41%
Other Asian countries	1,551	1,152	35%	7%	6%
Europe	794	1,336	-41%	3%	7%

Total revenues	$23,100	$20,535	12%	100%	100%

	Amount		% Change	% of Consolidated Revenue
	2004	2003		2004	2003
Nine months ended June 30:
North America	$12,203	$12,373	-1%	20%	19%
Japan	18,819	21,678	-13%	30%	34%
Taiwan	23,745	23,051	3%	38%	36%
Other Asian countries	3,582	3,418	5%	6%	5%
Europe	3,923	3,626	8%	6%	6%

Total revenues	$62,272	$64,146	-3%	100%	100%

Total revenues for the three months ended June 30, 2004 increased by 12% compared with the same period in fiscal 2003. Revenue for the three months ended June 30, 2004 from North America, Taiwan, and other Asian countries increased by 57%, 16%, and 35%, respectively. The increase was primarily attributable to 1) a large license buy-out arrangement in Taiwan where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in each of these regions compared to the same period a year ago. Revenues from Japan and Europe decreased by 1% and 41%, respectively. The decrease in Europe was related to a slower sales cycle for applications products.

Total revenues for the nine months ended June 30, 2004 decreased by 3% compared with the same periods in fiscal 2003. Revenue for the nine months ended June 30, 2004 from North America and Japan decreased by 1% and 13%, respectively. The decrease in Japan was primarily due to the migration from OEMs to ODMs, which generally have higher volumes and lower unit prices. Revenues for the nine months ended June 30, 2004 from Taiwan, other Asian countries and Europe increased by 3%, 5%, and 8% respectively. The increase was primarily due to 1) large license buy-out arrangements in Taiwan and Europe entered into during fiscal 2004 where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in some of these regions compared to the same period a year ago.

In the third quarter of fiscal 2004, our largest revenue quadrant was PC/server Core System Software. Revenues in this quadrant increased to $17.6 million in the third quarter of fiscal 2004 from $16.3 million in the third quarter of 2003, primarily due to increased unit shipments and a large license buy-out arrangement entered into during the third quarter of fiscal 2004. We experienced strong growth across the desktop, notebook, and server businesses in the third quarter of fiscal 2004, as key customers that signed long-term VPAs in prior quarters began shipping products with our Core System Software.

Our two principal customer types in the Applications Quadrants are the larger PC OEMs and the system builders. Applications revenues were $1.4 million in the third quarter of fiscal 2004 as compared to $1.5 million for the third quarter of fiscal 2003. The decline was related to the majority of system builders who are undergoing longer evaluation periods than they anticipated. To shorten this process, we began refocusing our field support resources to speed up customer adoptions. Also, unlike the usual OEM and ODM deals, which typically incur a Phoenix license fee obligation when a device is manufactured with Phoenix Core System Software, the system builder deals in the applications quadrant segment typically involve a payment obligation when the device is ultimately sold to an end user. Therefore, the Company will experience an extended sales cycle with these new system builder customers compared to the usual sales to OEMs and ODMs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The last revenue category is non-PC devices, which includes both the Core System Software and applications quadrants (2 of the 4 quadrants). The non-PC platform quadrants recorded a significant increase in revenue to $4.1 million in the third quarter of fiscal 2004 from $2.7 million in the third quarter of fiscal 2003. We believe there is less quarter-to-quarter revenue stability here because these quadrants include a high proportion of non-standard contracts for which revenue is recognized upon contract execution. While the results for this period are not necessarily indicative of results to be expected in future periods, we expect continued long-term growth in this category as more of our customers adopt x86-based technology for their non-PC devices.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues was 84% and 78% for the three months ended June 30, 2004 and 2003. Gross margin was $19.4 million for the three months ended June 30, 2004 as compared to $16.1 million for the same period in fiscal 2003. The increases in percentage and in dollar amount during this period were related to higher revenue and lower cost of revenues from improved efficiencies in post-sale customer support. Gross margin as a percentage of revenues were 82% and 79% for the nine months ended June 30, 2004 and 2003. Gross margin was $50.8 million for the nine months ended June 30, 2004 as compared to $51.0 million for the same period in fiscal 2003. The decrease in dollar amount was mainly related to lower revenues and the increase in percentage was related to improved efficiency in post-sale customer support. Amortization of purchased technologies from business combinations for the three months ended June 30, 2004 and 2003 were $0.8 million for both periods and for the nine months ended June 30, 2004 and 2003 were $2.4 million and $2.5 million respectively.

Research and Development Expenses

Research and development expenses were $5.9 million and $6.7 million for the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 26% and 33%, respectively. For the nine months ended June 30, 2004 and 2003, research and development expenses were $17.2 million and $20.9 million, respectively. As a percentage of revenues, these expenses represented 28% and 33%, respectively. The decrease in both periods was primarily due to lower payroll and related compensation expenses as a result of the restructuring programs implemented during fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses were $8.3 million and $8.4 million for the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 36% and 41%, respectively. For the nine months ended June 30, 2004 and 2003, sales and marketing expenses were $23.8 million and $25.4 million, respectively. As a percentage of revenues, these expenses represented 38% and 40%, respectively. Sales and marketing expenses were essentially flat for the three months ended June 30, 2004 and 2003. The decrease in dollar amount for the nine months ended June 30, 2004 and 2003 was due primarily to lower payroll and related compensation expenses as a result of the restructuring programs put into place during fiscal 2003 and tighter spending controls on marketing activities, partially offset by an increase in discretionary sales related expenses as a result of our enhanced channel building efforts and an increase in marketing program expenses related to increased product launches.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $4.1 million for the three months ended June 30, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 14% and 20%, respectively. For the nine months ended June 30, 2004 and 2003, general and administrative expenses were

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$9.4 million and $10.8 million, respectively. As a percentage of revenues, these expenses represented 15% and 17%, respectively. The decrease in general and administrative expenses was due primarily to savings from the restructuring programs in fiscal 2003 as well as discipline in discretionary spending, partially offset by increased costs relating to compliance with the Sarbanes-Oxley Act.

Restructuring Charges

Restructuring charges for the three and nine months ended June 30, 2004 and 2003 were as follow (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Severence and benefits	$—	$—	$(200)	$3,417
Facility and exit costs	199	—	339	2,479
Asset write-offs	—	—	—	118

	$199	$—	$139	$6,014

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. As of June 30, 2004, approximately $1.8 million of the facilities exit expenses had been paid. The remaining exit costs and net lease expenses are expected to be paid through the third quarter of fiscal 2009.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were impacted by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.2 million of excess accrual was reversed in the fourth quarter of fiscal 2003. Payments were completed as of September 30, 2003.

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million, which is recorded in accordance with SFAS 146. Actual payments for employee termination benefits were lower than the original provision as of March 31, 2004. As a result, $0.2 million of excess accrual was reversed in the second quarter of fiscal 2004. As of June 30, 2004 all payments related to this plan were paid in full.

As a result of the fiscal 2003 restructuring programs, we estimate pretax savings in operating expenses to be $10.2 million on an annualized basis.

See Note 3 to the consolidated financial statements for more details on our restructuring plans implemented in fiscal 2003.

Interest and Other Income, Net

Interest and other income, net, was $0.2 million for the three months ended June 30, 2004 and 2003. For the nine months ended June 30, 2004 and 2003, interest and other income, net, was $(0.1) million and $0.5 million, respectively. The decrease in interest and other income during the nine months ended June 30, 2004 was due primarily to lower interest income from lower interest rates and loss from disposal of fixed assets as a result of relocation of our headquarters in the first quarter of fiscal 2004.

Provision for Income Taxes

The Company recorded income tax provisions of $0.9 million and $2.0 million for the three and nine months ended June 30, 2004, respectively, as compared to income tax expense of $14.3 million and $11.1 million in the comparable periods in fiscal 2003. At the close of the Company’s most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of June 30, 2004, it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate. Accordingly, the provision for income taxes does not include any net benefit associated with the net operating losses incurred during the nine months

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended June 30, 2004. The provision of $2.0 million for the nine months ended June 30, 2004 is comprised entirely of tax on foreign operations, which includes our obligation to pay foreign royalty withholding taxes in certain jurisdictions based on revenues rather than net income.

Liquidity and Capital Resources

At June 30, 2004, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $62.7 million. The primary source of cash during the nine months ended June 30, 2004 was $15.8 million from operating activities and proceeds from stock purchases under stock option and stock purchase plans of $1.2 million. The primary use of cash during the same period was $1.0 million for capital additions and $0.5 million of additional payment related to the ISI acquisition for the use of certain technology. At June 30, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $50.7 million. The primary source of cash during the nine months ended June 30, 2003 was net proceeds from sale of investments of $25.9 million. The primary use of cash during the same period was $13.8 million for operating activities, $3.0 million for capital additions, and $9.7 million for repurchase of common stock. There were no outstanding borrowings with banks in either period.

The Company’s deferred revenue balance increased to $14.2 million at June 30, 2004, compared to $3.3 million at September 30, 2003. The principal reason for this was a significant increase in the number of VPAs we entered into with our larger ODM and OEM customers during the first and second quarters of fiscal 2004. Under these agreements, customers commit to a fixed payment schedule for an agreed-upon number of units in the next four quarters, stabilizing our cash inflow. Management expects deferred revenue to decline in the fourth quarter of fiscal 2004 as 1) the majority of our strategic customers have already entered into VPAs, 2) VPAs tend to be a seasonal transaction as customers are more likely to enter into them around their fiscal year-end, which is often March 31 in Japan and December 31 in the rest of Asia Pacific, and 3) we recognize revenue from customers who continue to ship products under VPAs entered into during the first half of fiscal 2004.

Also, at June 30, 2004, accounts receivable decreased by $2.2 million compared to September 30, 2003, despite the $10.9 million increase in deferred revenue from September 30, 2003 and the $62.3 million of revenue generated during the nine months ended June 30, 2004. This is attributed to a higher proportion of deferred revenues at June 30, 2004 which were reflected as cash in hand rather than outstanding invoices, compared to September 30, 2003. This indicates the general financial stability of our customer base and the value of the VPA strategy we have pursued. The net result was an increase of $15.5 million in cash and short-term investments at June 30, 2004 compared to September 30, 2003.

Net undistributed earnings of certain foreign subsidiaries amounted to approximately $16.9 million as of June 30, 2004. These earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. Federal and state income taxes has been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.0 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $17.7 million. The operating lease obligations include a net lease commitment for the Irvine location of $2.7 million, after sublease income of $0.9 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans. We also have agreements to license third party software that would be incorporated into certain of our products and are committed to $0.2 million in the remaining three months of fiscal 2004. In addition, we have commitments pursuant to the original purchase agreement with ISI to make anniversary payments of $0.5 million per year for 3 years, starting

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from fiscal 2004, for the use of certain technology in our future products. The remaining commitment of $1.0 million is expected to be fully paid in fiscal 2006.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended June 30, 2004.

Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix Technologies’ common stock over a twelve-month period. In the first three quarters of fiscal 2003, the Company repurchased approximately 2,212,700 shares of its common stock at a cost of $9.7 million under the fiscal 2003 program. There were no repurchase programs authorized for fiscal 2004.

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

Risk Factors

The additional following factors should be considered carefully when evaluating our business.

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues from royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed; our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

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

Uncertain Geopolitical Environment and Unfavorable Economic and Market Conditions

Adverse economic conditions have contributed to recent slowdowns in the PC and information appliance industries and could continue to impact our business, resulting in:

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

Changes in Industry and Market Conditions

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, or changes relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Due to continued economic downturn and market uncertainties, many customers have delayed their product introductions, specifically in the notebook and non-PC segments. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products could be adversely affected.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of June 30, 2004, we have been issued 65 patents in the U.S. and had 49 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 123 patents with respect to our product offerings and have 161 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of June 30, 2004, one customer, Giga-byte accounted for 16% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Competition

The Company competes for CSS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. Major OEM companies which may use their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, IBM Corporation (workstation and server only), Toshiba Corporation, and Intel Corporation. In addition, some of these competitors are also our customers. Any inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

In the applications software area, as with CSS, the Company competes with in-house and third party company solutions to access the protected area of hard drives. Large enterprise solution competitors such as Altiris Incorporated and Symantec Corporation, as well as smaller third party companies such as XPoint Technologies Incorporated and SoftThinks Incorporated are the primary players. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as with PC manufacturer-developed solutions.

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

Business Disruptions

While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our Web sites from time to time. A hacker who penetrates our network or Web sites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers. In addition, acts of war, power shortage, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations, and financial condition.

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

We are subject to certain routine legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceedings described below, will not materially affect our results of operations, liquidity or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact. Regardless of outcome, litigation can have an adverse impact on us due to defense costs, diversion of management resources and other factors.

Korean Electronic Certification Authority, Inc. v. Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC. On April 21, 2003, the Korean Electronic Certification Authority, Inc., doing business as CrossCert, Inc. (“CrossCert”), filed a motion (the “Preliminary Attachment Motion”) in the Suwon District Court in Seoul, Korea, without notice to Phoenix, for a “preliminary attachment” under Korean law on Phoenix’s expected payments from another Phoenix customer, Samsung Electronics Co., Ltd. (“Samsung”). CrossCert obtained the preliminary attachment on April 21, 2003 in the amount of KRW 496,608,750, or approximately USD $412,000, which effectively enjoined a payment owing to the Company by Samsung. CrossCert’s claim relates to a March 30, 2001 license agreement (the “CrossCert Agreement”) between CrossCert and Phoenix, under which Phoenix licensed certain software to CrossCert. Phoenix subsequently assigned its rights in the CrossCert Agreement to an affiliate, Phoenix Technologies (Hungary) Software Licensing, LLC (“Phoenix-Hungary”).

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix has since filed a motion for cancellation of the preliminary attachment. The final hearing for a determination of that issue has been rescheduled several times because of the status of a related action in the United States (described below), and is expected to be rescheduled, if necessary, sometime in August 2004. No trial date has been scheduled and no other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties have agreed to mediate the dispute. If the dispute is not settled at the mediation, discovery will continue, and the parties will attend a Trial Setting Conference on September 9, 2004, at which time trial will likely be set for early 2005.

USA & Regal Groups, Inc. d.b.a. Sterling Pacific v. Phoenix Technologies Ltd. d.b.a. Phoenix Technologies Asia Pacific, Ltd., Phoenix Technologies Asia Pacific, Ltd., Al Sisto, David Gibbs, George Man and Does 1 through 100, inclusive. On June 10, 2004, Sterling Pacific filed a complaint against Phoenix in Orange County Superior Court for fraud, negligent misrepresentation, breach of contract, rescission, violation of California Business and Professions Code Sections 17200 et seq., economic duress and common count. The claim arises from a March 31, 2004 Manufacturing License and Distribution Agreement between a subsidiary of Phoenix and Sterling Pacific, under which the Phoenix subsidiary licensed certain technology to Sterling Pacific for the purpose of manufacturing and distributing a Sterling Pacific hardware product. Sterling Pacific seeks return of the amounts paid (USD $350,000) as well as exemplary damages for the alleged fraud.

No deadlines have been set in this case. We and the individual defendants (all of whom were executives of the Company at or about the time the events giving rise to the action occurred) believe the allegations are without merit.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

The Company furnished one report on Form 8-K during the quarter ended June 30, 2004. Information regarding the items reported on is as follows:

Date Furnished	Item Reported On
April 20, 2004	The Company issued a press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto Chairman, President and Chief Executive Officer Date: August 12, 2004

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