Form 10-K
period 2004-09-30
PHOENIX TECHNOLOGIES LTD
filed 2004-12-27
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $127,987,436 based upon the last reported sales price of the registrant’s Common Stock on The Nasdaq National Market for such date.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2004 was 24,656,388.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2005 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, and plans to improve and enhance existing products and develop new products. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of the risks associated with the Company’s business, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Business Overview

We are a global leader in the development, deployment, and support of Core System Software (“CSS”). CSS, the evolution of BIOS (“Basic Input Output System”), is used to enable, activate, protect, connect, and recover personal computers (“PCs”), industrial computers (“IPCs”), point of sale computers (“POS”), printers, copiers, medical devices, automotive controls, gaming systems, and other X86 based digital consumer devices. We provide our products primarily to worldwide platform and peripheral manufacturers that range from large branded PC and information products original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), to system integrators and value-added resellers (collectively, “Customers”). We also develop and provide software applications that enable independent software vendors (“ISVs”), OEMs, system builders and integrators, and information technology departments to authenticate, asset-manage, enable, protect and recover their computer systems and data. In addition to key products, we also provide support services, such as training, maintenance and engineering services, to our customers as required.

We believe that our products and services enable our customers to bring secure, leading-edge products to market faster, while reducing their manufacturing and support costs and providing essential features and capabilities to enable product differentiation.

The growth of the Internet has spurred additional connectivity to a broad range of digital devices beyond the PC. Traditional PC platforms have evolved into “endpoints” of the Internet and have been joined by a wide array of new innovative devices. These emerging connected digital devices include Internet access terminals, personal digital assistants (“PDAs”), cell phones, set top boxes, interactive TVs and related set top box solutions, Internet-enabled DVD players and other traditional consumer electronics devices, wireless handheld appliances, interactive game stations, Web tablets, rack-mounted single board server systems (known as “server blades”) and other internet appliances that broaden the range of real time, interactive experiences available to the end user.

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

To meet the demand of this changing market, the Company has, through a combination of internal development and acquisitions, launched a series of product families to offer a range of complete solutions to its customers. In each case, Phoenix products at the core offer an intelligent, secure, and reliable platform for delivering high value-added features and functions to a wide range of PC and connected digital device customers, increasing their competitiveness in the marketplace. Our security features and software applications capabilities are built into the device to enable trust, to protect the network, and to recover critical data in the event of a successful attack. We believe this approach—leveraging our expertise to expand beyond CSS and PCs—will help us enhance and strengthen our market presence as the X86-based PC and non-PC or embedded industry evolves.

The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986. The Company’s headquarters is in Milpitas, California. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, and the telephone number at that location is (408) 570-1000.

Available Information

Our Website is www.phoenix.com. Through a link on the Investor Relations section of our Website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s Website is not part of this report.

DESCRIPTION OF BUSINESS

The Company currently has one reportable segment, Phoenix, which includes the cME TrustedCore, FirstBIOS, FirstWare, cME Console and cME TrustConnector product families as well as related platform development tools and engineering services. inSilicon Corporation (“inSilicon”), a formerly majority-owned subsidiary reported as a separate segment prior to fiscal 2001, was sold to Synopsys, Inc. (“Synopsys”) in fiscal 2002. See Note 10 of the Company’s Consolidated Financial Statements for further information regarding segment reporting and for customer revenues by geographic region.

Products

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

Phoenix core system software products provide a critical link between hardware platforms and operating systems, while offering improved instant-on and pre-OS reliability through Phoenix FirstWare and cME products and increased security through Phoenix TrustedCore and TrustConnector solutions. In each case, these product suites provide complete, inter-operable solutions for customers in the traditional PC marketplace, as well as those delivering a new class of non-PC connected digital devices to provide both enhanced traditional experiences and robust new ones in places where PCs do not reach.

The Company has also developed and marketed an expanded pre-OS offering that includes additional platform tools and core-resident recovery and “instant-on” applications. These applications are marketed and sold as Phoenix cME, an open software platform centered on CSS/BIOS that enables the management and integration of functionality into the heart of digital devices.

Phoenix also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the Phoenix cME platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, and content delivery.

The Phoenix product families include:

Phoenix cME TrustedCore Product Family

In fiscal year 2004, the Company introduced the cME TrustedCore family including, cME TrustedCore Notebook, cME TrustedCore Desktop, cME TrustedCore Server, cME TrustedCore Embedded and cME CoreArchitect. Phoenix cME TrustedCore is breakthrough Core System Software (CSS) that improves security and manageability of network-connected server, desktop and notebook PCs and embedded systems. The TrustedCore enhancements are targeted at the higher-value OEM notebook, server desktop, and embedded markets to create customer value-add opportunities and preserve or increase average selling price (ASP).

The Phoenix cME TrustedCore product family includes firmware, development tools and management applications that can be easily customized to meet the configuration requirements of various target markets. The Phoenix TrustedCore products enable built-in device authentication that creates a “chain of trust” architecture

The Phoenix cME TrustedCore products provide built-in device security, digitally signed Core System Software updates and secure flash storage that protect the heart of the system. Phoenix TrustedCore also includes the industry’s first firmware visual development environment, Phoenix cME CoreArchitect. Phoenix cME CoreArchitect is integrated with Microsoft Visual Studio .NET, and provides Phoenix ODM and OEM partners with modular design and leading-edge visual development tools to deliver improved time to market and better return on investments in firmware development.

Phoenix cME TrustedCore Embedded is marketed to the rapidly-growing embedded system marketplace. As reported by industry analysts, the embedded device market is growing at a faster rate than the PC industry. According to IDC, a leading market research firm, more than 25 million x86-based devices will ship this year. Complex embedded product designs that leverage the x86 PC industry economics and supply chain are emerging in key sectors such as industrial control, car navigation, military systems, consumer electronics devices, point-of-sale devices, gaming and arcade systems, thin clients, test and measurement and medical devices. Although embedded devices are not traditional PCs, they still create high volumes of point-of-sale financial, customer, industrial and medical data and business critical content that requires them to be secure from the start, protected on a network and recovered if they become inoperable. Phoenix cME TrustedCore Embedded meets the growing demand for built-in security and trust by providing device authentication capabilities that transform digital devices into secure, trusted end points on the network.

FirstBIOS Product Family

Phoenix’s FirstBIOS product family is Phoenix’s high volume, CSS product family. The Phoenix FirstBIOS product family provides low-investment, high volume CSS functionality to PC and digital device manufacturers who do not require the network security and device authentication functionality of the Phoenix cME TrustedCore product family.

Phoenix cME FirstBIOS provides extensibility for a range of core platform utilities and applications, faster boot times, and a ROM-based security framework for strong authentication. Phoenix cME FirstBIOS Desktop uses an innovative parallel-processing design to reduce boot times by up to 25 percent. Phoenix cME FirstBIOS Desktop incorporates an additional layer of BIOS protection using patent-pending StrongROM™ security technology.

During fiscal 2004, Phoenix continued to enhance these CSS/BIOS products to meet the current and emerging requirements of different types of systems built by the Company’s manufacturing customers and to ease deployment and improve system manageability and serviceability.

Phoenix FirstWare and cME Console Product Family

Viruses, worms and other infections continue to barrage PCs, yet, according to market analysts, 60 percent of all data still resides on the individual PC as opposed to the network. Additionally, mobile users, and small and medium size businesses typically do not have access to a dedicated information technology staff, and are most susceptible to security breaches and infection. The Company’s FirstWare product suite is targeted at protecting a user’s data, and delivering fast, easy disaster recovery of data, applications and the OS in a protected, pre-OS environment.

The Phoenix FirstWare products are also targeted at reducing OEM, ODM and system builders’ manufacturing and technical support costs and product returns through innovative recovery and “Instant-On” capabilities. This suite includes a product to create a protected FirstWare space on a computer’s hard disk. The Phoenix cME and FirstWare applications also help businesses and consumers diagnose and recover PCs and digital devices—with little or no technical assistance and without recovery CDs—if the OS crashes or will not boot.

Phoenix FirstWare applications products cover all aspects of starting, managing, securing, maintaining, and shutting down PCs and other intelligent digital devices, to allow users to enable, protect and recover their important data and X86-based PCs and digital devices. Phoenix FirstWare applications products can also be enabled on other companies’ BIOS products through an enablement module, albeit with less application security.

The Phoenix FirstWare product family includes the following application products:

•	FirstWare Recover allows easy restoration of an original hard drive image so workers can remain productive. The original “factory” image is stored in a tamper-proof, locked-down partition that only the Phoenix Core System Software can access. FirstWare Recover restores the original factory image (OS and applications software) without the need for a boot disk or recovery Compact Disks (“CDs”) for remote restoration.

•	Phoenix FirstWare Recover Pro gives mobile workers and small and medium size businesses built-in capabilities to recover and protect critical data and applications housed in PCs and restores the PC to any chosen point in the drive’s history (including user data) without the need for a boot disk or recovery CDs for remote restoration.

•	Phoenix FirstWare Recover Pro Network is designed for small and medium size businesses with limited IT staff and provides central administration and local PC backup, and recovery functions for OS, applications, settings and user data protection.

•	Phoenix FirstWare Recover Pro 2004 is an innovative recovery software application for mobile workers and small and medium size businesses that includes built-in security protection for a PC user’s critical data and applications. With Phoenix FirstWare Recover Pro 2004, users can automatically back up their PC operating system, applications, user settings, and data files and easily recover them in the event of a virus attack or system crash.

•	FirstWare Vault is a windows application that stores virtual CDs in the FirstWare protected area.

•	Phoenix FirstWare Assistant is an application that provides users with instant access to their Microsoft Outlook Personal Information Management data and functions without having to wait to “boot” the PC, making it ideal for those crucial times when a user needs quick access to last-minute details such as the location of a meeting or a key phone number.

•	FirstWare ImageCast is disk preparation and duplication software to assist manufacturers and others involved in deploying new computers in the product suites. These disk tools are designed to rapidly install software on a new system’s hard disk.

•	Phoenix cME Console is a software application foundation that secures and manages a PC’s pre-OS software, tools, utilities, and other services benefiting both business and consumer users. Phoenix cME Console provides device OEMs and system builders with a tamper resistant, authenticated implementation of a ‘protected hidden partition’ and easy-to-customize user interface (UI) that can not be over-written by virus or malware attacks, or even by the operating system (OS) itself. Phoenix cME Console includes innovative pre-configured functions designed to help system builders and PC OEMs differentiate their product offerings and generate new revenue streams through the support of pre-OS applications.

TrustConnector Product Family

Device authentication is a primary security concern for organizations with networks that span corporate headquarters, remote offices, business partners, and employees who work in the field, including governments, financial services institutions, healthcare providers and business enterprises. Phoenix cME TrustConnector is an advanced software product that enables authentication of devices connected to networks, making these devices trustworthy and protecting the networks against attacks. TrustConnector uses unique Phoenix technology to ensure that any x86 device connecting to an IP network is absolutely trusted—or the connection is denied.

Phoenix cME TrustConnector enhances the security of certificate-based Windows applications. Private keys for these applications can now be stored securely on the device—without requiring additional hardware—by encrypting them with device profile information. As a universal cryptographic service provider (CSP) component for Windows machines, TrustConnector uses exclusive “platform sensing” technology to determine the specific hardware fingerprint of every x86 device. In this way, every device—even if configured in exactly the same way—can be uniquely identified.

Phoenix cME TrustConnector then uses this information both to authenticate devices to the network and to “harden” user credentials—associating the correct user with the correct system and ensuring that credentials belong to and can only be used on the system to which they are issued

In 2004, Phoenix announced the successful joint development of SecureAccessTM, a new device authentication security solution with NTT Data Corporation, a leading systems integrator in Japan. The new SecureAccess product is built using Phoenix Core System Software and Phoenix cME TrustConnector products. NTT Data Corporation will market SecureAccess to security-conscious organizations in Japan such as governments and enterprises.

Currently only marketed and available in Japan through NTT Data Corporation, SecureAccess is a significant product development for Phoenix because it leverages the large installed base of Phoenix trust-enabled machines already deployed. SecureAccess controls the PCs and devices that can access corporate networks using the authentication functions of layer two switches, VPN gateways, and wireless LAN access points. Phoenix Core System Software provides security functions at the core of the device, while Phoenix cME TrustConnector enables seamless, built-in device authentication to IP networks. SecureAccess prevents unauthorized access of devices to networks and leakage of confidential information. It also protects networks from viruses and other threats by rejecting connections from unregistered or unauthorized devices.

Sales and Marketing

The Company markets and sells its products and services through a global direct sales force, with sales offices in North America, Europe, Japan, and Asia Pacific, as well as through a network of regional distributors and sales representatives, OEMs, ODMs, resellers, value-added resellers, system integrators, system builders, and ISVs.

Customers:     The Company’s CSS/BIOS technology is targeted towards PC OEMs and ODMs, as well as certain embedded systems. The Company has licensed its CSS/BIOS technology to various global technology leaders, including:

Original Equipment Manufacturers
Dell Computer Corporation	IBM Corporation	Samsung Electronics Co. Ltd.
Fujitsu Limited	Lenovo Group Ltd.	Sony Corporation
Fujitsu Siemens Computer	Matsushita Electronic Corp.	Toshiba, Inc.
Hewlett Packard Company	NEC Corporation	Sharp Corporation
Foxconn eMS, Inc.

Original Design Manufacturers	MotherBoard	Non-PC Systems
Arima Computer Corporation	ASUSTeK Computer, Inc.	Motorola, Inc.
Compal Electronics, Inc.	Elitegroup Computer Systems, Inc.	NCR Corporation
First International Computer, Inc.	Gigabyte Technology Co., Ltd.	NEC Corporation
Quanta Corporation	Micro-Star International Co., Ltd.	Radisys Corporation
TriGem Computer, Inc.		Fastwel Co. Ltd.
Wistron Corporation		Advantech Co., Ltd.

The FirstWare products are largely sold to the Company’s CSS/BIOS customers, as well as system builders. The Company’s major customers for these products include Hewlett Packard Company, Fujitsu Ltd., International Business Machines, Samsung Electronics Co. Ltd., Hai Cheng (Shanghai) Information Technology Co. Ltd., Founder Computer Systems Co., Ltd., Lenovo Group Ltd., Unika and Gericom AG.

Phoenix cME TrustConnector customers include SafeNet Inc., a major vendor in the government and financial market industries and NTT Data Corporation, a leading systems integrator in Japan. SafeNet deployed Phoenix TrustConnector in its managed Virtual Private Network (VPN) service and Research in Motion (“RIM”) used the Simple Protocol for Exponential Key Exchange (“SPEKE”) technology from the Phoenix cME Security SDK (formerly FirstAuthority SDK) in its mobile networking products. Our major customer Nippon Telegraph and Telecommunications (“NTT”) Data Systems engaged with Phoenix to begin development of a suite of services to help their customers better manage security and the protection of intellectual property for enterprise networks.

Significant Customers. International Business Machines Corporation accounted for 11% of the Company’s total revenues in fiscal 2004. Fujitsu Limited accounted for 12%, and 14% of the Company’s total revenues in fiscal 2003, and 2002, respectively. No other customer accounted for more than 10% of total revenues in fiscal 2004, 2003, or 2002.

Competition:     The Company competes for CSS/BIOS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than those of the Company. The Company believes that OEM/ODM customers often license the Company’s system software products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features, (2) easily leverage the additional value of other Phoenix solutions, such as Phoenix cME StrongROM, (3) improve time to market, (4) reduce product development risks, (5) minimize product development and support costs, and/or (6) enhance compatibility with the latest industry standards.

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

The Company views its cME TrustConnector products as complementary to other security technologies including tokens, smart cards, and biometrics for the utilization of multi-factor security solutions by customers. Accordingly, customers using the Phoenix TrustConnector product family can maintain traditional security solutions that the customers have found to be effective, supplementing them with Phoenix products, while also replacing those the customers have found to be ineffective, difficult to maintain or costly to implement.

PRODUCT DEVELOPMENT

The Company constantly seeks to develop new products, maintain and enhance its current product lines, maintain technological competitiveness, and meet continually changing customer and market requirements. The Company’s research and development expenditures in fiscal years 2004, 2003, and 2002 were $22.3 million, $27.1 million, and $30.2 million, respectively. All of Phoenix’s expenditures for research and development have been expensed as incurred. At November 30, 2004, the Company’s research and development and customer engineering group included 153 full-time employees.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. As of September 30, 2004, the Company had been issued 69 patents in the U.S. and has 43 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, the Company has been issued 129 patents with respect to its current product offerings and has 153 patent applications pending with respect to certain of the products it markets. There can be no assurance that any of these patents would be upheld as valid if challenged.

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

EMPLOYEES

As of November 30, 2004 Phoenix employed 425 full-time employees worldwide, of whom 153 were in research and development and customer engineering, 198 were in sales and marketing, and 74 were in general administration. Phoenix’s employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To the Company’s present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.    PROPERTIES

In fiscal 2003, the Company entered into a ten-year facility lease for approximately 86,000 square feet of office space in Milpitas, California for the Company’s headquarters. In fiscal 1997, the Company entered into a five-year lease agreement for an approximately 49,000 square foot facility in Irvine, California, with an additional seven year renewal starting fiscal 2002. During fiscal 2003, the Company signed a contract to sublease part of its Irvine location for the remainder of its lease term. During fiscal 2004 the Company subleased the remaining available space in the Irvine location to two sub tenants with one lease running until November 2007 and the other lease running until April 2009. The Company also leases office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; and Austin, Texas; Taipei, Taiwan; Hong Kong; Shanghai, Beijing, and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; Munich, Germany; and Maarssen, The Netherlands. These offices range from small sales offices to approximately 21,000 square feet of office space and generally provide engineering, sales, and technical support to customers. During fiscal 2004, the Company closed offices in Brookfield, Wisconsin; Shenzhen, China and Budapest, Hungary.

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

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). No other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc.    On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties are attempting to mediate the dispute, and conducted an initial mediation of the case on August 6, 2004. The parties did not reach a settlement in that initial mediation conference. The court continued the Trial Setting Conference until January 25, 2005 to allow discovery to be conducted. A trial date will likely be set for early in 2005.

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

The parties have agreed that this suit will be dismissed in Orange County and re-filed in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacks the standing and capacity to sue. The hearing on that demurrer will be in early February 2005. Although the court had originally scheduled the initial case management conference for January 25, 2005, that date will likely be continued to a later date given the pendency of the demurrer. No other deadlines have been set in this case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

The executive officers of the Company serve at the discretion of the Board of Directors of Phoenix. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

Name	Age	Position
Albert E. Sisto	55	Chairman, President, and Chief Executive Officer
Randall C. Bolten	52	Senior Vice President, Finance and Administration and Chief Financial Officer
W. Curtis Francis	55	Senior Vice President & General Manager, System Products Engineering Division
David L. Gibbs	47	Senior Vice President & General Manager, Global Sales and Support Division
Magda M. Madriz	52	Vice President, Human Resources & Organizational Development
Michael J. Vanneman	47	Senior Vice President and General Manager of the Business Development and Strategic Accounts Division
Michael D. Goldgof	39	Senior Vice President and General Manager of the Corporate Marketing and Products Division
Scott C. Taylor	40	Vice President, General Counsel and Secretary
Ramesh V. Kesanupalli	39	Senior Vice President of the Applications Products Engineering Division

BIOGRAPHIES

Mr. Sisto joined the Company as President and Chief Executive Officer and was appointed to the Board of Directors in June 1999. He was elected Chairman of the Board of Directors in January 2000. Prior to joining the Company, Mr. Sisto was Chief Operating Officer of RSA Security Inc. (a company that provides information security and identity management solutions) from 1997 to 1999. He served as President, Chairman of the Board and Chief Executive Officer of DocuMagix, Inc. from 1994 to 1997. From 1989 to 1994, Mr. Sisto was President and Chief Executive Officer of PixelCraft, Inc. Mr. Sisto currently serves as a Director of Hifn, Inc. Mr. Sisto holds a bachelor’s degree in engineering from the Stevens Institute of Technology.

Mr. Bolten joined the Company as Senior Vice President of Finance and Administration and Chief Financial Officer in June 2003. Prior to joining the Company, he served as a consultant providing interim Chief Financial Officer-services to entrepreneurial companies from 2001 to 2003. Mr. Bolten was Chief Financial Officer and Executive Vice President of Operations for BroadVision, Inc. (a company that provides Internet applications that enable organizations to unify their e-business infrastructure) from 1995 to 2001. From 1992 to 1994, Mr. Bolten served as Chief Financial Officer of BioCAD Corporation. From 1990 to 1992, Mr. Bolten was Chief Financial Officer of the Business Development Division, and then Vice President of Finance at Teknekron. Mr. Bolten holds a bachelor’s degree in economics from Princeton University and an MBA degree from Stanford University.

Mr. Francis joined the Company as Senior Vice President and General Manager of the Corporate Engineering and Planning Division in October 2001, and currently holds the title of Senior Vice President and General Manager of the System Products Engineering Division. Prior to joining the Company, he served as Vice President of Corporate Development for Quantum Corporation (a company that provides data storage, backup and recovery solutions) from 1998 to 2001. From 1995 to 1998, Mr. Francis was Vice President of Corporate Development and Strategic Planning at Advanced Micro Devices, Inc. Mr. Francis served as Vice President of Corporate Development at Sun Microsystems, Inc. from 1993 to 1995. Mr. Francis holds a bachelor’s degree in engineering and applied science from Yale University, a master’s degree in electrical engineering from the Massachusetts Institute of Technology and an MBA degree from Harvard University.

Mr. Gibbs joined the Company as Vice President of Business Development in March 2001, was promoted to Senior Vice President and General Manager of the Information Appliance Division in May 2001, and became

Senior Vice President and General Manager of the Global Sales and Support Division in October 2001. Prior to joining the Company, Mr. Gibbs served as Vice President, Sales and Asia Pacific Strategic Accounts Manager at FlashPoint Technologies (a company that provides embedded software solutions) from 1998 to 2001. From 1997 to 1998, Mr. Gibbs was Vice President of Sales at DocuMagix, Inc. Mr. Gibbs held a number of executive sales and business development positions with Insignia Solutions from 1993 to 1997. Mr. Gibbs holds a bachelor’s degree in economics from the University of California at Los Angeles.

Ms. Madriz joined the Company as Vice President of Human Resources & Organizational Development in October 2000. Prior to joining the Company, she served as Director of Human Resources for Xicor, Inc. (now Intersil Corporation, a company that manufactures analog semiconductors) from 1990 to 2000. From 1980 to 1984, Ms. Madriz served as Division Senior Human Resources Manager for Atari, Inc. Prior to joining Atari, Inc., Ms. Madriz held a number of Human Resources positions with Dysan Corporation and Federated Department Stores, Inc. Ms. Madriz holds a bachelor’s degree in business and art history from the University of Pavia.

Mr. Vanneman joined the Company as Vice President of Sales for the Americas in July 2003, and became Senior Vice President and General Manager of the Business Development and Strategic Accounts Division in March 2004. Prior to joining the Company, Mr. Vanneman was President and Chief Executive Officer of Metasound Systems, Inc. (a company that provides audio marketing message services) from 2001 to 2003. From 1999 to 2000, Mr. Vanneman served as Vice President of Sales at Driveway Corporation (a company that provided online data storage solutions). Mr. Vanneman was Vice President of Sales at Release Software from 1997 to 1999. Mr. Vanneman holds a bachelor’s degree in sociology from the University of California at Los Angeles.

Mr. Goldgof joined the Company as Vice President of Product Marketing in October 2003, and was promoted to Senior Vice President and General Manager of the Corporate Marketing and Products Division in March 2004. Prior to joining the Company, Mr. Goldgof was Director of Marketing at VeriSign Inc. (a company that provides Internet and telecommunications network infrastructure services) from 2002 to 2003. From 2001 to 2002, Mr. Goldgof served as Executive Vice President of Sales and Marketing for Kinera, Inc. (now Telsima, Inc., a company that provides converged telecommunications network solutions). Mr. Goldgof served as General Manager for Avaya Inc. (a company that provides communications systems, applications and services) from 1990 to 2001. Mr. Goldgof holds a bachelor’s degree and master’s degree in electrical engineering from Cornell University, and an MBA degree from Columbia University.

Mr. Taylor joined the Company as Associate General Counsel in January 2002, and was promoted to Vice President, General Counsel and Secretary in January 2004. Prior to joining the Company, Mr. Taylor was Vice President and General Counsel of Narus, Inc. (a company that provides Internet and telecommunications network management solutions) from 2000 to 2001. Mr. Taylor served first as Corporate Counsel and then as Director of the Legal Department at Symantec Corporation (a company that provides computer utility and information security solutions) from 1998 to 2000. Mr. Taylor was a commercial and corporate transactions attorney with the San Francisco-based law firm Pillsbury Winthrop from 1992 to 1998. Mr. Taylor holds a bachelor’s degree in International Relations from Stanford University and a juris doctor degree from George Washington University.

Mr. Kesanupalli joined the Company as Vice President of Applications Systems and Engineering in July 2004, and was promoted to Senior Vice President of the Applications Products Engineering Division in November 2004. Prior to joining the Company, Mr. Kesanupalli was the founder and Chief Executive Officer of Kinera, Inc. (now Telsima, Inc., a company that provides converged telecommunications network solutions) from 1999 to 2003. From 1995 to 1999, Mr. Kesanupalli was the founder, President and Chief Executive Officer of Object Connect Inc. Mr. Kesanupalli currently serves as Chairman of the Board of Directors for Intensa Inc. Mr. Kesanupalli holds a bachelor’s degree in electronics engineering from the Madras Institute of Technology and a bachelor’s degree in physics from Nagarjuna University.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the Nasdaq National Market.

	High	Low
Year ended September 30, 2004
Fourth quarter	$7.00	$4.83
Third quarter	7.02	5.23
Second quarter	8.32	4.94
First quarter	9.10	5.89

Year ended September 30, 2003
Fourth quarter	$7.35	$5.46
Third quarter	6.08	4.06
Second quarter	7.14	4.25
First quarter	7.68	3.12

The Company had 207 shareholders of record as of November 30, 2004. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

The Company did not repurchase any of its equity securities during the fourth quarter of its fiscal year ended September 30, 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data below includes business combinations described in Note 3 to the Consolidated Financial Statements and reflects the disposition of the Company’s ownership interest in inSilicon as discontinued operations in September 2002, as described in Note 4 to the Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Consolidated Statements of Operations Data

(In thousands, except per share data)

	For the Years ended September 30,
	2004	2003	2002	2001	2000
Revenues:
License fees	$83,182	$81,312	$84,806	$90,229	$106,158
Services	3,568	4,096	8,274	12,129	13,551

Total Revenues	86,750	85,408	93,080	102,358	119,709
Gross margin	71,558	68,238	79,173	84,320	101,318
Income (loss) from continuing operations	449	(26,654)	(3,320)	(2,629)	22,202
Discontinued operations, net of tax	0	0	(1,570)	(15,373)	(1,300)
Net income (loss)	449	(26,654)	(4,890)	(18,002)	20,902
Earnings (loss) per share from continuing operations:
Basic	$0.02	$(1.09)	$(0.13)	$(0.10)	$0.90
Diluted	$0.02	$(1.09)	$(0.13)	$(0.10)	$0.82
Earnings (loss) per share:
Basic	$0.02	$(1.09)	$(0.19)	$(0.72)	$0.85
Diluted	$0.02	$(1.09)	$(0.19)	$(0.72)	$0.77

Consolidated Balance Sheet Data:

(In thousands)

	September 30,
	2004	2003	2002	2001	2000
Cash, cash equivalents, and short-term investments	$59,823	$47,246	$76,312	$32,994	$69,537
Working capital	65,696	55,172	71,495	72,427	124,531
Total assets	120,885	116,463	153,286	162,266	194,895
Long-term obligations	3,590	2,464	726	2,151	1,449
Stockholders’ equity	93,029	91,391	125,957	119,696	148,300

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward-looking statements as a result of a number of factors, including those set forth below under “Risk Factors” and elsewhere in this Form 10-K.

Company Overview

We are a global leader in the development, deployment, and support of Core System Software (“CSS”). CSS, the evolution of BIOS (“Basic Input Output System”), is used to enable, activate, protect, connect, and recover personal computers (“PCs”), industrial computers (“IPCs”), point of sale computers (“POS”), printers, copiers, medical devices, automotive controls, gaming systems, and other X86 based digital consumer devices. We provide our products primarily to worldwide platform and peripheral manufacturers that range from large branded PC and information products original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), to system integrators and value-added resellers. We also develop and provide software applications that enable independent software vendors (“ISVs”), OEMs, system builders and integrators, and IT departments to authenticate, asset-manage, enable, protect and recover their computer systems and data. In addition to key products, we also provide support services, such as training, maintenance and engineering services, to our customers as required.

We believe that our products and services enable our customers to bring secure, leading-edge products to market faster, while reducing their manufacturing and support costs and providing essential features and capabilities to enable product differentiation.

Fiscal 2004 Overview

Phoenix analyzes revenue along two dimensions: (a) platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category; and

(b) products, with Core System Software representing one category and applications representing the second category. We disclose revenue breakdowns in three resulting sectors—(1) PC/Server Core System Software, (2) PC/Server Applications, and (3) Non-PC Devices (including both CSS and applications)—which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/Server Core System Software sector is currently our largest, representing 73% of our total revenue in fiscal 2004, compared to 79% of our total revenue in fiscal 2003. Although revenue in this sector in fiscal 2004 decreased by approximately 6% from $67.3 million in fiscal 2003 to $62.9 million in fiscal 2004, we believe that our PC/Server Core System Software business is tracking trends in the PC industry reasonably well and that our market share is holding steady. Revenue in the PC/Server Applications sector increased from $4.8 million in fiscal 2003, or 6% of fiscal 2003 revenues, to $7.3 million in fiscal 2004, or 8% of fiscal 2004 revenues. Revenue in the Non-PC Device sector increased from $13.3 million in fiscal 2003, or 16% of fiscal 2003 revenues, to $16.4 million in fiscal 2004, or 19% of fiscal 2004 revenues. The Company expects each of these trends to continue in fiscal 2005.

The Company continues to make efforts to develop and implement its strategic plan to improve its business outlook and profitability. We are expanding our partnerships with key system builders and channel partners, as well as with their top customers, to establish brand awareness of our products and ultimately to generate increased demand. We also continue to re-align resources geographically to better serve our customers, including refocusing field support to speed up customer adoptions in the applications businesses, and maintaining disciplines on discretionary spending. As a result, operating expenses declined from $83.4 million in fiscal 2003, including a restructuring charge of $8.8 million, to $68.5 million in fiscal 2004 primarily due to the reduction in headcount that resulted from the organizational restructuring that the Company undertook in fiscal 2003.

During fiscal 2004, we entered into an increased number of long-term volume purchase agreements (“VPAs”) with our larger ODM and OEM customers. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically over the next several quarters. As a result of the significant increase in the number of VPAs entered into during fiscal 2004, our deferred revenue balance increased from $3.3 million at September 30, 2003 to $9.6 million at September 30, 2004. See “Critical Accounting Policies and Estimates—Revenue Recognition.” We expect to continue to pursue longer-term VPAs with our larger ODM and OEM customer as a way to stabilize our core business, improve visibility for future revenues, and further strengthen our relationships with key ODM and OEM customers.

During fiscal 2004, we also entered into an increased number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units. As a result, our revenues from such paid-up license arrangements increased from $4.1 million in fiscal 2003, or 4.8% of fiscal 2003 revenues, to $15.6 million in fiscal 2004, or 18.0% of fiscal 2004 revenues. We generally enter into such paid-up license arrangements only with respect to PC/Server Core System Software that is approaching the end of its lifecycle or with respect to sales to our Non-PC Device customers where we expect that the number of units will be relatively small.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, goodwill and purchased intangible assets and taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities and our recognition of revenue that is not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance (consisting of product support services and rights to unspecified upgrades on a when-and-if available basis), and training. In many cases our products are incorporated into the products of our OEM/ODM customers.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of a quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. To date the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter. During an accounting period, deferred revenues increase (or decrease) primarily to the extent that the dollar amount of new VPAs entered into during the period is greater (or less) than the revenue that is recognized during the period from the outstanding deferred revenue balance at the beginning of the period. Our deferred revenue balances increased during the first two quarters of fiscal 2004, and declined in the last two quarters of fiscal 2004. We believe this reflects the likelihood that our customers executing VPAs, who are primarily based in Japan and the Asia/Pacific region, are more likely to execute them just prior to their fiscal year ends, which are primarily December 31 and March 31. We expect this pattern to continue in fiscal 2005, although we believe the increase in deferred revenues from $3.3 million at September 30, 2003 to $9.6 million at September 30, 2004 reflects our increased focus in fiscal 2004 on closing VPAs. We believe virtually all deferred revenue will be recognized as revenue within the next 12 months. Actual results could differ from the estimates used and have a material adverse effect on our business, operating results and financial condition.

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2004 and 2003, the allowance for sales and doubtful accounts was $1.6 million and $1.5 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2004 and 2003, these assets, net of accumulated amortization, totaled $26.4 million and $31.7 million, respectively.

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

Income Taxes—Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance:    When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

After examining the available evidence at September 30, 2004, we believe a valuation allowance of $21.0 million was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of Statement of Financial Accounting No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

Results of Operations

The following table includes Consolidated Statements of Operations data for the years ended September 30, 2004, 2003, and 2002, as a percentage of total revenues:

	2004	2003	2002
Revenues:
License fees	96%	95%	91%
Services	4	5	9

Total revenues	100	100	100
Cost of revenues:
License fees	5	5	6
Services	8	11	6
Amortization of purchased technology	4	4	3

Total cost of revenues	17	20	15

Gross margin	83	80	85
Operating expenses:
Research and development	26	32	33
Sales and marketing	38	39	37
General and administrative	15	17	15
Amortization of goodwill and acquired intangible assets	—	—	2
Restructuring cost	—	10	4

Total operating expenses	79	98	91

Operating income (loss) from continuing operations	4	(18)	(6)

Income (loss) before income taxes	4	(18)	(6)
Income tax expense (credit)	3	13	(2)

Income (loss) from continuing operations	1	(31)	(4)
Discontinued operations:
Loss from discontinued operations	—	—	(7)
Gain on disposal of discontinued operations	—	—	6

Net income (loss)	1%	-31%	-5%

Revenues

Our products are generally designed into personal computer systems, information appliances, and network security infrastructures.

Revenues by geographic region based on country of sale for fiscal years 2004, 2003, and 2002 were as follows (in thousands):

	Amount of Revenues			% Change		% of Revenues
	2004	2003	2002	2004	2003	2004	2003	2002
North America	$16,342	$16,974	$22,233	-3.7%	-23.7%	18.8%	19.9%	23.9%
Japan	29,034	27,987	35,390	3.7%	-20.9%	33.5%	32.7%	38.0%
Taiwan	31,044	29,598	22,777	4.9%	29.9%	35.8%	34.7%	24.5%
Other Asian Countries	4,294	5,225	7,384	-17.8%	-29.2%	4.9%	6.1%	7.9%
Europe	6,036	5,624	5,296	7.3%	6.2%	7.0%	6.6%	5.7%

Total Revenues	$86,750	$85,408	$93,080	1.6%	-8.2%	100.0%	100.0%	100.0%

Total revenues in fiscal 2004 increased by 2% compared with fiscal 2003. Revenues for fiscal 2004 from Other Asian Countries decreased by 18%, while revenues from Taiwan and Europe increased by 4.9% and 7.3%, respectively, from fiscal 2003. The decrease in North America and Other Asian Countries was primarily due to the migration from OEMs to ODMs, which generally have higher volumes and lower unit prices. The increase in Japan, Taiwan, and Europe was primarily due to 1) a number of large paid-up license arrangements that we entered into in Taiwan and Europe in fiscal year 2004 where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in some of these regions in fiscal 2004.

In fiscal 2003, revenues from North America decreased by 23.7% while revenues in Taiwan increased by 30.0% from fiscal 2002. The decrease was the result of the continued softness in the North America PC market in 2003 and our North American customers shifting their manufacturing to Taiwan. Revenues from Japan and Other Asian Countries decreased by 20.9% and 29.2%, respectively, due primarily to economic slowdown in those regions. Europe revenues continued to grow by 6.2% from prior year due to increased sales in non-PC and applications product.

In fiscal 2002, North America, Japan, and other Asian countries revenues decreased while Taiwan and Europe revenues increased. The decrease in Japan and other Asian countries was due primarily to the continued slowdown in the Japanese and Korean PC markets and economic weakness in those regions. There was also a shift of revenues from the Japanese branded OEMs to the Taiwan ODMs. The increase in Taiwan and Europe was attributed to a slight recovery in the local economies in 2001. North American revenues remained relatively flat from 2001 to 2002.

PC/Server Core System Software revenues were $63 million in fiscal 2004 as compared to $67 million in fiscal 2003. The decrease in fiscal 2004 revenue was primarily due to the continued migration of PC/Server manufacturing from our OEM customers to our larger ODM customers, resulting in lower overall average unit prices. This trend was partially offset by an increase in PC units shipped across the entire PC market and a shift in PC market share from desktop PCs to notebook PCs, for which we receive a higher unit price. Revenues in this sector also benefited from an increased number of large paid-up license arrangements in fiscal 2004, as revenues related to such paid-up arrangements increased from $3.9 million in fiscal 2003 to $9.9 million in fiscal 2004.

PC/Server Applications revenues were $7.3 million in fiscal 2004 as compared to $4.8 million for fiscal 2003. The principal contributors to this revenue increase were a wider array of applications products available in the market and increased sales through our new distribution, reseller and system builder channels. Typically, sales to the system builders in this segment tend to follow a longer sales cycle, and we believe that the growth in total applications revenues reflect the progress we have made in winning key system designs and working with our customers as they roll out their products.

The last revenue sector is non-PC devices, which includes both Core System Software and applications. The non-PC device sector recorded a significant increase in revenue to $16.4 million in fiscal 2004 from $13.3 million in fiscal 2003. We believe there is less revenue stability here because this sector includes a high proportion of non-standard contracts, including paid-up license arrangements, for which revenue is recognized upon contract execution. While the results for fiscal 2004 are not necessarily indicative of results to be expected in future periods, we expect continued long-term growth in this sector as more of our customers adopt x86-based technology for their non-PC devices.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues were 83%, 80%, and 85% for the fiscal 2004, 2003, and 2002. Gross margin was $71.6 million for fiscal year 2004 as compared to $68.2 million for the same period in fiscal 2003. The increase in dollar amount was mainly related to higher revenues in combination with improved cost efficiencies in our post-sales customer support group. Amortization of purchased technologies from business combinations for fiscal 2004, 2003 and 2002 was $3.4 million, $3.4 million and $3.1 million respectively.

Research and Development Expenses

Research and development expenses were $22.3 million, $27.1 million, and $30.2 million in fiscal 2004, 2003, and 2002, respectively. As a percentage of revenues, these expenses represented 26%, 32%, and 33% in fiscals 2004, 2003, and 2002, respectively. The decrease from fiscal 2003 to fiscal 2004 was primarily due to lower payroll and related expenses, as a result of the restructuring programs implemented in fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses were $32.6 million, $33.2 million, and $34.3 million in fiscal 2004, 2003, and 2002, respectively. As a percentage of revenues, these expenses represented 38%, 39%, and 37% in fiscal 2004, 2003, and 2002, respectively. The decrease in dollar amount was primarily to lower payroll and related compensation expenses as a result of the fiscal 2003 restructuring program and tighter spending controls on marketing activities, partially offset by an increase in discretionary sales related expenses as a result of our enhanced channel building efforts and an increase in marketing program expenses related to increased product launches.

General and Administrative Expenses

General and administrative expenses were $13.3 million, $13.9 million, and $14.1 million in fiscal 2004, 2003, and 2002, respectively. As a percentage of revenues, these expenses represented 15%, 17%, and 15% in fiscal 2004, 2003, and 2002, respectively. General and administrative expenses remained relatively constant from fiscal 2002 to fiscal 2004.

Amortization of goodwill and acquired intangibles

Amortization of goodwill and acquired intangibles were $0.1 million, $0.1 million, and $2.3 million, in fiscal 2004, 2003, and 2002, respectively. The decrease in fiscal 2003 was due to the adoption of SFAS 142 on October 1, 2002, which eliminates the amortization of goodwill upon adoption.

Stock-Based Compensation

The stock-based compensation expenses were $0.3 million, $0.3 million, and $0.5 million in fiscal 2004, 2003, and 2002, respectively. Charges in fiscal 2004, 2003, and 2002 were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date.

Restructuring Costs

Restructuring charges (credits) during fiscal 2004, 2003, and 2002, were ($0.1) million, $8.8 million, and $3.5 million, respectively.

Fiscal 2003 Restructuring Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefit charges of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of

September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal 2004 the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. The unpaid portion of $2.2 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—noncurrent” in the Consolidated Balance Sheets.

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

See Note 8 to the consolidated financial statements for more details on our restructuring plans implemented in fiscal 2003.

Fiscal 2002 Restructuring Program

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

Interest and Other Income, Net

Net interest and other income was $0.2 million, $nil, and $0.4 million in fiscal 2004, 2003, and 2002, respectively. Net interest and other income consist mostly of 1) interest income, which is primarily derived from cash and short-term investments, 2) losses on disposal of assets and 3) foreign exchange transaction gains and losses. The interest income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned was approximately 1.5%, 1.3%, and 1.6% for fiscal

2004, 2003, and 2002, respectively. In fiscal 2004, we invested mostly in highly liquid short-term taxable auction instruments and corporate notes. Interest income remained relatively flat at $0.6 million during fiscal years 2004, 2003 and 2002, respectively. Losses on disposal of assets totaled $0.3 million, $nil, and $0.5 million in fiscals 2004, 2003 and 2002, respectively. Losses in fiscals 2004 and 2002 mainly related to assets written off from the relocation of our headquarters and Japan office, respectively.

Gain/Loss on Investment

There was no gain (loss) on investment in fiscals 2004 and 2003. Gain on investment was $0.2 million in fiscal 2002. Equity investments in companies in which we do not have significant influence, usually when ownership is less than 20% are included in other assets for fiscal 2002. These investments are accounted for using the cost method. These investments are assessed for impairment periodically through review of operations and indications of continued viability, such as subsequent rounds of financing. In fiscal 2002, we recorded a gain of $0.2 million from the sale of our remaining equity investment and did not purchase additional equity investments in fiscal 2004 or 2003.

Provision for Income Taxes

We recorded an income tax provision of $2.8 million, $11.6 million, and an income tax benefit of $1.7 million, reflecting effective tax rates of 86.2%, (76.5%), and 34.0% in fiscal 2004, 2003, and 2002, respectively.

The effective tax rate in 2004 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income and withholding taxes assessed by foreign tax jurisdictions. After examining the available evidence at September 30, 2004, we believe that a valuation allowance of $21.0 million against our net U.S. Federal and state tax assets was necessary due to our operating results in recent periods.

The effective tax rate in 2003 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the loss before taxes primarily due to the net effect of a refund of taxes paid in prior years generated by a carry back of our 2003 US federal tax loss, offset by an increase in the valuation allowance for our U.S. federal and state net deferred tax assets, and foreign income and withholding taxes After examining the available evidence at September 30, 2003, we believe that a full valuation allowance against our net U.S. Federal and state tax assets was necessary due to our operating results in recent periods.

The effective tax rates in 2002 differed from the expected benefit derived by applying the U.S. federal statutory tax rate to the losses before taxes primarily due to the detriment of foreign withholding taxes offset by research and development credits, state taxes and earnings taxed at rates less than the U.S. federal statutory rate. For further information, refer to “Note 9 – Income Taxes”.

Financial Condition

We reported $38.9 million consolidated cash and cash equivalent as of September 30, 2004. Net cash used in continuing operating activities during fiscal 2004 was $13.7 million, consisting primarily of a decrease of $2.1 million in accrued compensation and related liabilities, a $1.1 million decrease in accounts receivable, a $1.1 million decrease in accrued restructuring charges, a $2.5 million increase in prepaid royalties and maintenance, a $6.3 million increase in deferred revenue, a $0.8 million increase in other working capital accounts, and an $8.4 million inflow of cash from net income adjusted for non-cash items. Net cash used in investing activities in fiscal 2004 was $2.3 million, consisting primarily of $0.3 million in purchases of short-term investments and $1.5 million in purchase of property and equipment. Net cash provided by financing activities during fiscal 2004 was $1.2 million, consisting primarily of the exercise of common stock and issuance of stock under Phoenix’s employee purchase plan.

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

Stock Repurchase Program

In October 2002, the Board of Directors authorized a program to repurchase up to $15.0 million of Phoenix’s common stock over a twelve-month period. During fiscal 2003, the Company repurchased approximately 2,212,700 shares of its common stock at a cost of $9.7 million. During fiscal 2004 the Company did not repurchase any shares of its common stock.

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

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $21.3 million. The operating lease obligations include a net lease commitment for the Irvine location of $2.3 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 8 for further information on the Company’s restructuring plans.

On September 30, 2004, our future commitments were as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years (2)	3-5 years (3)	More than 5 years (4)
Operating lease obligations	$21,347	$4,316	$5,730	$5,430	$5,871

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2004.

Note (1) fiscal year 2005

Note (2) fiscal years 2006-2007

Note (3) fiscal years 2008-2009

Note (4) fiscal years 2010 and beyond

Off-Balance Sheet Arrangements

We do not have any Off-Balance Sheet Agreements in fiscal 2004.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months.

New Accounting Pronouncements.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF 03-01 has been delayed by the Financial Accounting Standards Board. The Company does not expect the adoption of EITF 03-01 to have a material impact on our results of operations and financial condition.

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

Uncertain Geopolitical Environment and Unfavorable Economic and Market Conditions

Adverse economic conditions in certain geographic regions have contributed to recent slowdowns in the PC and information appliance industries and could continue to impact our business, resulting in:

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

Due to market uncertainties in certain geographic regions, some customers have delayed their product introductions, specifically in the non-PC segment. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products could be adversely affected.

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

Litigation Risks

From time to time, we become involved in litigation claims and disputes in the ordinary course of business. We are currently involved in several lawsuits. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2004, we have been issued 69 patents in the U.S. and had 43 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 129 patents with respect to our product offerings and have 153 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Changes in Financial Accounting Standards

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound effect on the way we license our products. As a result of the enactment of the Sarbanes-Oxley Act in 2002 and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate.

Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective.

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies, including Microsoft and Intel, in developing standards for the PC industry. Although we remain optimistic regarding relationships with these industry leaders, there can be no assurance that leading software and semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations. Presently, there is little overlap or conflict in our product offerings, although these companies may incorporate some functionality that has traditionally resided in CSS. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our Customers. There can be no assurances that we will be successful in these efforts.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of September 30, 2004, Sony Corporation and Gigabyte Technology Co. LTD. accounted for 17% and 12% respectively of our total accounts receivable. As of September 30, 2003 and 2002, one customer, Fujitsu Limited, accounted for 15% and 18%, respectively of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

Competition

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Increased competition could result in pricing pressures, reduced margins, or the failure of one or more of our products to achieve or maintain market acceptance, any of which could adversely affect our business.

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

International Sales and Activities

Revenues derived from the international sales of our CSS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we have entered into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, Japan, Korea, Taiwan, Hong Kong, and China. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us or our competitors, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, the overall trend toward industry consolidation both among our competitors and customers, the timing and size of orders from customers, our ability to achieve targeted cost reductions, and other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

Interest Rate Risk

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and total investments (in thousands):

	September 30,
	2004	2003
Cash and cash equivalents	$38,898	$26,601
Short-term investment	20,925	20,645

Total	$59,823	$47,246

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. At any time, a sharp increase in interest rates could have a material impact on interest earnings for our investment portfolio. The following table presents the hypothetical changes in fair value of investment securities held at September 30, 2004 and 2003 that are sensitive to changes in interest rates (in thousands):

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30, 2004	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Auction instrument and corporate notes	$21,239	$21,134	$21,030	$20,925	$20,820	$20,716	$20,611

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30, 2003	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Auction instrument and corporate notes	$20,955	$20,851	$20,748	$20,645	$20,542	$20,439	$20,335

These instruments are not leveraged and are considered available for sale investments. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. A basis point is defined as one-hundredth of a percentage point. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are mostly denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2003 and 2004 market rates would be immaterial on our net income.

Investments in Equity Securities

We have historically made investments in several privately held companies. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. We did not record any impairment charges in fiscals 2004, 2003, or 2002. At September 30, 2002, the carrying value of our remaining investments was zero.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements and supplementary financial information attached hereto.

Quarterly Results of Operation (Unaudited)

The following table presents certain unaudited consolidated statement of operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited Consolidated Financial Statements appearing elsewhere in this report on Form 10-K. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

(In thousands, except per share data)

	Fiscal 2004, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$24,478	$23,100	$20,672	$18,500
Gross margin	20,665	19,377	16,630	14,886
Net income (loss)	2,582	912	(607)	(2,438)
Basic earnings (loss) per share from continuing operations	$0.10	$0.04	$(0.02)	$(0.10)
Diluted earnings (loss) per share from continuing operations	$0.10	$0.04	$(0.02)	$(0.10)
Basic shares used in earnings (loss) per share calculation	24,536	24,471	24,435	24,333
Diluted shares used in earnings (loss) per share calculation	24,748	24,814	24,435	24,333

	Fiscal 2003, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$21,262	$20,535	$21,717	$21,894
Gross margin	17,264	16,084	17,378	17,512
Net loss	(3,580)	(17,223)	(921)	(4,930)
Basic and Diluted loss per share from continuing operations	$(0.15)	$(0.71)	$(0.04)	$(0.20)
Basic and Diluted shares used in loss per share calculation	24,280	24,233	24,432	24,947

ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation Of Disclosure Controls And Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our chief executive officer and our chief financial officer have concluded that, except as discussed below, our disclosure controls and procedures are effective and include adequate controls and procedures to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is communicated to the company’s management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2004, Ernst & Young LLP, our independent registered public accounting firm, identified and reported to management and our audit committee on December 27, 2004 certain matters that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Specifically, Ernst & Young reported that internal control deficiencies relating to management’s proposed solutions to tax related issues and documentation of management’s tax conclusions were deficiencies that constituted material weaknesses. In addition, Ernst & Young reported that inadequate management review of the financial statement close process and the lack of technical accounting resources to adequately perform certain significant non-routine financial reporting processes were deficiencies, but were not considered material weaknesses.

We are in the process of reviewing the remedial recommendations provided by Ernst & Young and intend to take appropriate steps to correct the specifically identified internal control deficiencies, including hiring an in-house accountant with significant corporate tax experience, reviewing our documentation and review procedures relating to our tax accounts, reviewing our financial statement close process and reviewing the sufficiency of our technical accounting staff.

We intend to implement appropriate changes to our system of internal controls and our disclosure controls and procedures to ensure that our control systems are adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which was filed as Exhibit 14.1 to the Form 10-K for the fiscal year ended September 30, 2004.

See Item 4 above for certain information required by this item with respect to the Company’s executive officers. The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the 2005 annual meeting of its stockholders (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement .

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the sections captioned, “Compensation Committee Interlocks and Insider Participation” and “Management Indebtedness, Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the section captioned “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.  See Item 15(b)

(b)  Exhibits

Exhibit Number	Description
2.1	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

2.2	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

Exhibit Number	Description
10.2	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5	Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.6	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.7	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.8	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.9	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit-10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.11	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.12	Employment Agreement, dated June 16, 2003, between Phoenix and Randall Bolten (incorporated herein by reference to Exhibit 10.13 to Phoenix’s Report on Form 10K for the year ended September 30, 2003).

10.13	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix as Tenant, dated as of May 16, 2003, for that certain property located at 915 Murphy Ranch Road, Milpitas (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report of Form 10-K for the year ended September 30, 2003).

10.14	Severance Agreement, dated March 15, 2004, between Phoenix and Michael J. Vanneman.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Phoenix’s Report on Form 10K for the year ended September 30, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24	Power of Attorney. See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(c)  See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: December 27, 2004

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

/s/ ALBERT E. SISTO	/s/ RANDALL BOLTEN
Albert E. Sisto Chairman, President and Chief Executive Officer	Randall Bolten Senior VP, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: December 27, 2004	Date: December 27, 2004

/s/ TAHER ELGAMAL	/s/ GEORGE C. HUANG
Taher Elgamal Director	George C. Huang Director

Date: December 27, 2004	Date: December 27, 2004

/s/ EDMUND P. JENSEN	/s/ ANTHONY SUN
Edmund P. Jensen Director	Anthony Sun Director

Date: December 27, 2004	Date: December 27, 2004

/s/ ANTHONY P. MORRIS	/s/ DAVID S. DURY
Anthony P. Morris Director	David S. Dury Director

Date: December 27, 2004	Date: December 27, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in fiscal 2003, Phoenix Technologies Ltd. changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Palo Alto, California

December 17, 2004

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$38,898	$26,601
Short-term investments	20,925	20,645
Accounts receivable, net of allowances of $1,569 and $1,496 at September 30, 2004 and September 30, 2003, respectively	23,871	22,761
Prepaid royalties and maintenance	2,266	2,528
Deferred income taxes	370	537
Other current assets	3,632	4,708

Total current assets	89,962	77,780
Property and equipment, net	4,519	7,131
Computer software costs, net	7,922	11,275
Goodwill	13,433	12,933
Intangible assets, net	437	507
Prepaid royalties—non current	2,221	4,437
Other assets	2,391	2,400

Total assets	$120,885	$116,463

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,188	$1,392
Accrued compensation and related liabilities	5,535	7,669
Deferred revenue	9,642	3,296
Income taxes payable	3,136	4,185
Accrued restructuring charges—current	536	1,910
Other accrued liabilities	3,229	4,156

Total current liabilities	24,266	22,608
Accrued restructuring charges—noncurrent	1,648	1,410
Other liabilities	1,942	1,054

Total liabilities	27,856	25,072

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,734 and 31,477 shares issued, 24,536 and 24,281 shares outstanding at September 30, 2004 and September 30, 2003, respectively	32	31
Additional paid-in capital	181,302	179,730
Deferred compensation	(777)	(675)
Retained earnings	4,793	4,344
Accumulated other comprehensive loss	(1,878)	(1,596)
Less: Cost of treasury stock (7,196 shares at September 30, 2004 and September 30, 2003)	(90,443)	(90,443)

Total stockholders’ equity	93,029	91,391

Total liabilities and stockholders’ equity	$120,885	$116,463

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	September 30,
	2004	2003	2002
Revenues:
License fees	$83,182	$81,312	$84,806
Services	3,568	4,096	8,274

Total revenues	86,750	85,408	93,080

Cost of revenues:
License fees	4,541	4,510	5,015
Services	7,298	9,307	5,830
Amortization of purchased technology	3,353	3,353	3,062

Total cost of revenues	15,192	17,170	13,907

Gross margin	71,558	68,238	79,173
Operating expenses:
Research and development	22,326	27,064	30,170
Sales and marketing	32,597	33,246	34,323
General and administrative	13,277	13,896	14,054
Amortization of goodwill and acquired intangible assets	70	70	2,322
Stock-based compensation	280	290	459
Restructuring and related charges	(56)	8,793	3,465

Total operating expenses	68,494	83,359	84,793

Operating income (loss) from continuing operations	3,064	(15,121)	(5,620)
Interest and other income, net	193	20	429
Gain on investment	—	—	161

Income (loss) from continuing operations before income taxes	3,257	(15,101)	(5,030)
Income tax expense (benefit) from continuing operations	2,808	11,553	(1,710)

Income (loss) from continuing operations	449	(26,654)	(3,320)
Discontinued operations:
Income (loss) from inSilicon, less applicable income taxes (benefits) of $0, $0, and $489 for the years ended 2004, 2003, and 2002, respectively	—	—	(6,851)
Gain on disposal of inSilicon, less applicable income taxes of $13,559, and includes inSilicon income tax (benefits) of ($169) for operating losses during the phaseout period	—	—	5,281

Loss from discontinued operations	—	—	(1,570)

Net income (loss)	$449	$(26,654)	$(4,890)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.02	$(1.09)	$(0.13)
Discontinued operations	$—	$—	$(0.06)

Net income (loss)	$0.02	$(1.09)	$(0.19)

Diluted
Income (loss) from continuing operations	$0.02	$(1.09)	$(0.13)
Discontinued operations	$—	$—	$(0.06)

Net income (loss)	$0.02	$(1.09)	$(0.19)

Shares used in earnings (loss) per share calculation:
Basic	24,444	24,467	25,852
Diluted	24,799	24,467	25,852

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, SEPTEMBER 30, 2001	25,239	$30	$166,118	$(710)	$35,888	$(1,890)	$(79,740)	$119,696
Stock purchases under option and purchase plans	663	—	5,612	—	—	—	—	5,612
Changes in APIC due to issuance of INSN stock	—	—	30	—	—	—	—	30
Repurchase of common stock	(109)	—	—	—	—	—	(1,006)	(1,006)
Deferred compensation	—	—	291	(291)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	375	—	—	—	375
Stock-based compensation	—	—	84	—	—	—	—	84
Issuance of stock for StorageSoft	506	1	5,999	—	—	—	—	6,000
Tax benefit on exercise of stock options	—	—	293	—	—	—	—	293
Comprehensive income:								—
Net income (loss)	—	—	—	—	(4,890)	—	—	(4,890)	$(4,890)
Translation adjustment, net of tax of $122	—	—	—	—	—	(237)	—	(237)	(237)

Comprehensive (loss)									$(5,127)

BALANCE, SEPTEMBER 30, 2002	26,299	$31	$178,427	$(626)	$30,998	$(2,127)	$(80,746)	$125,957
Stock purchases under option and purchase plans	188	—	964	—	—	—	—	964
Repurchase of common stock	(2,213)	—	—	—	—	—	(9,697)	(9,697)
Deferred compensation	—	—	256	(256)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	—	207
Stock-based compensation	7	—	83	—	—	—	—	83
Comprehensive income:								—
Net income (loss)	—	—	—	—	(26,654)	—	—	(26,654)	$(26,654)
Translation adjustment, net of tax of $0	—	—	—	—	—	531	—	531	531

Comprehensive (loss)									$(26,123)

BALANCE, SEPTEMBER 30, 2003	24,281	$31	$179,730	$(675)	$4,344	$(1,596)	$(90,443)	$91,391
Stock purchases under option and purchase plans	255	1	1,189	—	—	—	—	1,190
Deferred compensation	—	—	276	(276)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	174	—	—	—	174
Stock-based compensation	—	—	107	—	—	—	—	107
Comprehensive income:
Net income (loss)	—	—	—	—	449	—	—	449	$449
Translation adjustment, net of tax of $0	—	—	—	—	—	(282)	—	(282)	(282)

Comprehensive income									$167

BALANCE, SEPTEMBER 30, 2004	24,536	$32	$181,302	$(777)	$4,793	$(1,878)	$(90,443)	$93,029

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve months ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$449	$(26,654)	$(4,890)
Reconciliation to net cash provided by (used in) operating activities:
Net income (loss) from discontinuing operations	—	—	6,851
Gain from sale of discontinued operations	—	—	(5,281)
Depreciation and amortization	7,274	8,066	10,416
Stock-based compensation	280	290	459
Gain from sale of investment	—	—	(161)
Loss from disposal of fixed assets	268	65	351
Deferred income tax	167	12,537	(5,852)
Change in operating assets and liabilities:
Accounts receivable	(1,110)	(8,149)	5,030
Receivables from affiliates	—	—	1,083
Prepaid royalties and maintenance	2,478	1,915	(3,592)
Other assets	218	(2,404)	755
Accounts payable	796	(299)	(656)
Accrued compensation and related liabilities	(2,134)	(1)	(457)
Deferred revenue	6,346	(884)	1,966
Income taxes	(181)	(4,614)	1,870
Accrued restructuring charges	(1,113)	3,397	—
Other accrued liabilities	(64)	(385)	697

Net cash provided by (used in) operating activities—continuing operations	13,674	(17,120)	8,589
Net cash provided by (used in) operating activities—discontinuing operations	—	—	(5,854)

Net cash provided by (used in) operating activities	13,674	(17,120)	2,735

Cash flows from investing activities:
Proceeds from sale of investments	195,320	354,202	112,743
Purchases of investments	(195,600)	(323,691)	(160,472)
Purchases of property and equipment	(1,545)	(3,744)	(3,899)
Proceeds from the sale of fixed assets	38	—	—
Proceeds from divestitures	—	—	41,374
Acquisition of businesses, net of cash acquired	(500)	—	(7,353)

Net cash provided by (used in) investing activities—continuing operations	(2,287)	26,767	(17,607)
Net cash provided by (used in) investing activities—discontinuing operations	—	—	(2,457)

Net cash provided by (used in) investing activities	(2,287)	26,767	(20,064)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,191	964	5,612
Repurchase of common stock	—	(9,697)	(1,006)

Net cash provided by (used in) financing activities—continuing operations	1,191	(8,733)	4,606
Net cash provided by (used in) financing activities—discontinuing operations	—	—	950

Net cash provided by (used in) financing activities	1,191	(8,733)	5,556

Effect of exchange rate changes on cash and cash equivalents	(281)	531	(237)

Net increase (decrease) in cash and cash equivalents	12,297	1,445	(12,010)
Change in cash and cash equivalents, discontinued operations	—	—	7,122
Cash and cash equivalents at beginning of period	26,601	25,156	30,044

Cash and cash equivalents at end of period	$38,898	$26,601	$25,156

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$2,650	$4,616	$2,083
Supplemental schedule of non-cash investing and financing activities:
Issuance of Phoenix common shares related to the StorageSoft acquisition	$—	$—	$6,000

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in the development, deployment, and support of Core System Software (“CSS”). CSS, the evolution of BIOS (“Basic Input Output System”), is used to enable, activate, protect, connect, and recover personal computers (“PCs”), industrial computers (“IPCs”), point of sale computers (“POS”), printers, copiers, medical devices, automotive controls, gaming systems, and other X86 based digital consumer devices. The Company provide its products primarily to worldwide platform and peripheral manufacturers that range from large branded PC and information products original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), to system integrators and value-added resellers (collectively, “Customers”). The Company also develops and provides software applications that enable independent software vendors (“ISVs”), OEMs, system builders and integrators, and information technology departments to authenticate, asset-manage, enable, protect and recover their computer systems and data. In addition to key products, Phoenix also provides support services, such as training, maintenance and engineering services, to its customers as required.

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

Foreign Currency Translation.    The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement transactions are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction gains recorded in interest and other income totaled $0.1 million, $0.7 million and a loss of $0.3 million during fiscal 2004, 2003 and 2002 respectively.

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

Revenue Recognition.    The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis), and training. In many cases the Company’s products are incorporated into the products of our OEM/ODM customers.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) the Company also recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since the Company generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

During fiscal 2004, the Company also entered into an increased number of paid-up license arrangements, under which its customers pay a fixed upfront fee for an unlimited number of units. The Company recognizes revenue after all revenue recognition criteria have been met. As a result, our revenues from such paid-up license arrangements increased from $4.1 million in fiscal 2003, or 4.8% of fiscal 2003 revenues, to $15.6 million in fiscal 2004, or 18.0% of fiscal 2004 revenues. The Company generally enter into such paid-up license arrangements only with respect to PC/Server Core System Software that is approaching the end of its lifecycle or with respect to sales to its Non-PC Device customers where the Company expects that the number of units will be relatively small.

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

Accounts Receivable.    Accounts receivable include both amounts invoiced and unbilled royalty fees. Unbilled royalty fees totaled $6.4 million and $5.3 million as of September 30, 2004 and 2003, respectively, and represent estimated royalties earned but not yet reported by certain customers. All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. At September 30, 2004 and 2003, the allowance for sales and doubtful accounts was $1.6 million and $1.5 million, respectively.

Cash Equivalents, Short-Term Investments and Other Investments.    The Company considers all highly liquid securities purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consist of available-for-sale debt securities that the Company carries at fair value. The Company uses the specific identification method to compute gains and losses on short-term investments. The fair value of such investments approximated amortized cost and gross unrealized holding gains and losses were not material. Available-for-sale debt securities are classified as current assets based upon the Company’s intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise.

The following schedule summarizes the estimated fair value of our short-term investments (in thousands):

	September 30,
	2004	2003
Municipal Bonds	$14,122	$16,465
Corporate Notes	4,685	4,180
International Bonds	2,118	—

Total Short Term Investments	$20,925	$20,645

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the contractual maturity date of the security (in thousands):

	September 30,
	2004	2003
Due within one year	$6,803	$9,432
Due within two years	—	—
Due within three years	—	—
Due after three years	14,122	11,213

Total	$20,925	$20,645

Other investments consist of equity investments in companies in which the Company does not have significant influence and represents less than 20% ownership. We monitor both equity investments and debt securities for other than temporary declines in value and make reductions in carrying values when appropriate. Realized gains or losses and declines in value deemed to be other than temporary, are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the Company writes the investment down to its impaired value. During fiscal 2002, the Company recorded a gain of $0.2 million from the sale of the Company’s unreserved equity investments.

Fair Value of Financial Instruments.    The carrying values of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could be realized as of the period end or that will be realized in the future.

Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The duration is less than 90 days. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Two customers, Sony Corporation and Gigabyte Technology Co. Ltd., accounted for 17% and 12%

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of accounts receivable as of September 30, 2004 respectively. One customer, Fujitsu Limited, accounted for 15% of accounts receivable as of September 30, 2003. No other customers accounted for greater than 10% of accounts receivable in both years.

Sales Commission.    Commission expense is recognized over the period that the related revenue is recognized. Commissions are paid to sales agents at the time payment is received regardless of the timing of revenue recognition. Commission paid to sales agents in advance of the recognition of commission expense is recorded as deferred commissions. All commission payments made to sales agents are non-refundable unless amounts due from a customer are determined to be uncollectible in which case commissions paid are recoverable by the Company. Deferred commissions totaled $0.1 million at September 30, 2004 and none at September 30, 2003.

Prepaid Royalties.    The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2004, the remaining useful life of the assets ranges from 1 to 3 years. Net prepaid royalties for third party licenses were $4.5 million and $7.0 million at September 30, 2004 and 2003, respectively. Amortization of prepaid royalties of $3.1 million, $3.0 million and $1.0 million was recorded to cost of revenues during fiscal years 2004, 2003, and 2002, respectively.

Property and Equipment.    Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Computer Software Costs.    Computer software costs consist of purchased software acquired through business combinations and capitalized under the provisions of Statement of Financial Accounting Standards No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs are amortized over the economic life of the product, generally five to six years, using the straight-line method. Amortization of purchased technology was $3.4 million, $3.4 million, and $3.1 million for fiscal years 2004, 2003, and 2002, respectively.

Goodwill and Intangible Assets.    Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Purchased intangibles primarily represent trade names. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company adopted this statement in October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by SFAS 142.

In accordance with the transition provisions of SFAS 142, the Company completed the first step of the transitional goodwill impairment test at October 1, 2002. The results of that test indicated that goodwill was not impaired and that a cumulative impairment loss did not have to be recognized.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of SFAS 142 on net (loss) and net (loss) per share had the standard been in effect in fiscal 2002 (in thousands, except per share and percentage amounts):

	Years Ended September 30,
	2004	2003	2002
Reported net income (loss)	$449	$(26,654)	$(4,890)
Add:
Goodwill amortization	—	—	2,270
Tax effect	—	—	(908)

Net goodwill adjustment	—	—	1,362

Adjusted net income (loss)	$449	$(26,654)	$(3,528)

Basic and Diluted earnings (loss) per share:
Reported net income (loss)	$0.02	$(1.09)	$(0.19)
Add:
Goodwill amortization	—	—	0.09
Tax effect	—	—	(0.04)

Net goodwill adjustment	—	—	0.05

Adjusted net income (loss)	$0.02	$(1.09)	$(0.14)

Shares used in earnings (loss) per share calculation:
Basic	24,444	24,467	25,852
Diluted	24,799	24,467	25,852

Tax Rates	35%	35%	40%

Impairment of goodwill and other long-lived assets.    The Company tests goodwill annually for impairment using a two-step process as required by SFAS 142. In addition, in certain circumstances, the Company assesses whether goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives and other long-lived assets tested for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). The Company assesses the carrying value of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in our market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product development cycles. When impairments are assessed, the Company records charges to reduce goodwill or other long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Pursuant to SFAS 142 and 144, the Company determined that no indications of impairment existed for all long lived assets during fiscal 2004.

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

	Years Ended September 30,
	2004	2003	2002
Net income (loss), as reported	$449	$(26,654)	$(4,890)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	175	135	275

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,211)	(2,014)	(3,381)

Pro forma net loss	$(3,587)	$(28,533)	$(7,996)

Basic earnings (loss) per share:
As reported	$0.02	$(1.09)	$(0.19)

Pro forma	$(0.15)	$(1.17)	$(0.31)

Diluted earnings (loss) per share:
As reported	$0.02	$(1.09)	$(0.19)

Pro forma	$(0.14)	$(1.17)	$(0.31)

Per share data used
Basic	24,444	24,467	25,852
Diluted	24,799	24,467	25,852

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of options granted in fiscal 2004, 2003, and 2002 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model. See Note 12 to the Consolidated Financial Statements for more information.

Advertising Costs.    We expense advertising costs as we incur them. We recorded advertising expense of approximately $1.1 million, $1.8 million and $0.8 million in fiscal 2004, 2003 and 2002 respectively.

Computation of Earnings (loss) per Share.    Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the years ended September 30, 2003, and 2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. See Note 7 to Consolidated Financial Statements for more information.

New Accounting Pronouncements.    On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF 03-01 has been delayed by the Financial Accounting Standards Board. The Company does not expect the adoption of EITF 03-01 to have a material impact on our results of operations and financial condition.

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

The acquisition of Integrity Sciences in February 2001 included an earn-out agreement over a five-year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain yearly revenue and technology criteria or measurements are met. There is no minimum payment requirement in the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earn-out agreement. No payments were earned through September 30, 2002 and 2003. In June 2004, the Company completed its first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. Additional payments may become due in future years if the measurements are met in their respective years.

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

The amounts allocated to purchased technologies (computer software costs) are being amortized over five to six years on a straight-line basis. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased technology. Amortization charged to costs of revenues was $3.3 million, $3.3 million, and $3.0 million during fiscal 2004, 2003, and 2002, respectively. Accumulated amortization of purchased technology costs was $10.6 million, $7.2 million, and $3.9 million at September 30, 2004, 2003, and 2002, respectively. The unamortized purchased technology costs were $7.9 million, $11.3 million, and $14.6 million as of September 30, 2004, 2003, and 2002, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents changes to Goodwill (in thousands):

Goodwill
Balance, September 30, 2002	$13,022
Additions	—
Deletions	—
Foreign exchange adjustments	(90)

Balance, September 30, 2003	12,932
Additions	500
Deletions	—
Adjustments	—

Balance, September 30, 2004	$13,432

Acquired Intangible assets consisted of the following (in thousands):

	Life in Years	September 30,
		2004	2003
Purchased technology	5-6	18,500	18,500
Less accumulated amortization		(10,578)	(7,225)

		7,922	11,275
Acquired intangible asset	9	630	630
Less accumulated amortization		(193)	(123)

		437	507

Total net intangible assets		$8,359	$11,782

The following table summarizes amortization of goodwill and acquired intangible assets (in thousands):

	Years Ended September 30,
	2004	2003	2002
Amortization of goodwill and acquired intangible assets	$70	$70	$2,322
Amortization of purchased technologies	3,353	3,353	3,062

Total amortizations	$3,423	$3,423	$5,384

At September 30, 2004, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to amortization of goodwill and acquired intangible asset in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Amortization Expense
Fiscal year ending September 30,
2005	$3,423
2006	2,613
2007	1,803
2008	362
2009	70
Thereafter	88

Total	$8,359

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

Also, as a result of the sale, all prior periods presented have been reclassified to reflect inSilicon’s financial results as discontinued operations.

Revenues and loss from discontinued operations through September 30, 2004 consisted of the following (in thousands):

	Years ended September 30,
	2004	2003	2002
Revenues	$—	$—	$15,568
Loss, net of tax	$—	$—	$(6,851)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment, Net

Property and equipment consisted of the following (in thousands except useful life):

		September 30,
	Useful Life	2004	2003
Computer Hardware and Software	3	$19,351	$18,838
Telephone System	5	807	1,292
Furniture and fixtures	5	2,150	3,555
Construction in Progress		39	458
Leasehold improvements		1,902	4,260

Subtotal		24,249	28,403
Less: accumulated depreciation and amortization		(19,730)	(21,272)

Property and equipment, net		$4,519	$7,131

Depreciation and amortization expense related to property and equipment totaled $3.9 million, $4.6 million, and $5.0 million for fiscal 2004, 2003, and 2002, respectively.

Note 6.    Other Current Assets and Other Current/Non-Current Liabilities

The following table provides details of other current assets (in thousands):

	September 30, 2004	September 30, 2003
Other current assets:
Prepaid rent	$362	$593
Prepaid insurance	425	629
Prepaid taxes	1,895	1,167
Tax refunds receivable	(180)	1,512
VAT receivable	299	182
Other current assets	831	625

Total other current assets	$3,632	$4,708

The following table provides details of other current accrued liabilities (in thousands):

	September 30, 2004	September 30, 2003
Other accrued liabilities:
Royalties and commissions	$430	$291
Accounting and legal fees	763	789
Co-op advertising	658	637
Other accrued expenses	1,378	2,439

Total other accrued liabilities	$3,229	$4,156

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of other non-current liabilities (in thousands):

	September 30, 2004	September 30, 2003
Other Liabilities
Deferred tax liabilities	$975	$469
Accrued rent	577	76
Other liabilities	390	509

Total other liabilities	$1,942	$1,054

Note 7.    Earnings(Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Years Ended September 30,
	2004	2003	2002
Net Income (loss) from continuing operations	$449	$(26,654)	$(3,320)
Discontinued operations	—	—	(1,570)

Net Income (loss)	$449	$(26,654)	$(4,890)

Weighted average common shares outstanding	24,444	24,467	25,852
Effect of dilutive securities (using the treasury stock method):
Stock options	355	—	—
Warrants	—	—	—

Total dilutive securities	355	—	—

Weighted average diluted common and equivalent shares outstanding	24,799	24,467	25,852

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.02	$(1.09)	$(0.13)
Discontinued operations	—	—	(0.06)

Net income (loss)	$0.02	$(1.09)	$(0.19)

Diluted
Income (loss) from continuing operations	$0.02	$(1.09)	$(0.13)
Discontinued operations	—	—	(0.06)

Net income (loss)	$0.02	$(1.09)	$(0.19)

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

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the years ended September 30,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, and 2002, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. The dilutive potential common shares that were anti-dilutive for fiscal 2003, and 2002 amounted to 124,000, and 442,000 shares, respectively.

Note 8.    Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through September 30, 2004 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2001	$226	$—	$—	$226
Provision	3,925	—	—	3,925
Cash payments	(3,412)	—	—	(3,412)
True up adjustments	(460)	—	—	(460)

Balance of accrual at September 30, 2002	279	—	—	279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Cash payments	(1,127)	(1,232)	—	(2,359)
True up adjustments	(200)	144	—	(56)

Balance of accrual at September 30, 2004	$—	$2,184	$—	$2,184

Fiscal 2003 Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal 2004 the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. The unpaid portion of $2.2 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—non-current” in the Consolidated Balance Sheets.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were impacted by this program. This resulted in an employee termination benefit charge of $1.4 million. This charge is recorded in accordance with SFAS 146. Employee termination benefit payments were completed as of September 30, 2004.

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

Note 9.    Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Current:
Federal	$(2,019)	$(5,171)	$—
State	3	30	30
Foreign	4,597	4,157	4,112

Total Current	2,581	(984)	4,142

Deferred:
Federal	—	10,772	(4,492)
State	—	1,416	(1,117)
Foreign	227	349	(243)

Total Deferred	227	12,537	(5,852)

Income Tax (benefit) from continuing operations	$2,808	$11,553	$(1,710)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
U.S.	$2,229	$(20,466)	$(14,181)
Foreign	1,028	5,365	9,151

	$3,257	$(15,101)	$(5,030)

The reconciliation of the United States Federal statutory rate to the Company’s income tax expense (benefit) from continuing operations is as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Tax at U.S. federal statutory rate	$1,140	$(5,284)	$(1,761)
State taxes, net of federal tax benefit	3	1,446	(706)
Research and development tax credits	—	—	(1,034)
Deferred compensation	—	101	161
Effect of foreign earnings taxed at less than US rate	—	—	(578)
Effect of extraterritorial income exclusion foreign sales corporation	—	—	(158)
Foreign taxes	1,594	4,506	2,220
Valuation allowance	—	10,772	—
Other	71	12	146

Income tax expense (benefit) from continuing operations	$2,808	$11,553	$(1,710)

The components of net deferred tax assets and liabilities are as follows (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Foreign tax credits	$16,517	$6,749
Research and development tax credits	10,489	8,952
Minimum tax credit carryforward	1,149	1,149
Miscellaneous reserves and accruals	2,850	4,468
Depreciation	601	1,195
Intangible assets	3,514	3,896
Unrealized loss on investment	391	625
Net operating loss carryforwards	298	344
Other	530	38

Total	36,339	27,416
Less valuation allowance	(20,965)	(22,919)

Net deferred tax assets	15,374	4,497
Deferred tax liabilities:
Unremitted foreign earnings	(15,775)	4,385
Other	—	42

Total deferred tax liabilities	(15,775)	4,427

Net deferred tax assets/(liabilities)	$(401)	$70

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to recent financial performance representing sufficient negative evidence, we believe a valuation allowance of $21.0 million is required against our net U.S. Federal and state deferred tax assets under SFAS 109. The valuation allowance decreased by approximately $2.0 million, increased by approximately $17.6 million and decreased by approximately $0.8 million for fiscal 2004, 2003 and 2002, respectively.

In the fourth quarter, the Company determined that it no longer was permanently reinvesting historic earnings of its Hungary and Taiwan subsidiaries. The effect of the change did not impact the Company’s tax provision for the current year and only had the impact of increasing its gross deferred tax assets by approximately $3.8 million and gross deferred tax liabilities by approximately $5.9 million and reducing the Company’s valuation allowance against its net deferred tax assets by approximately $2.1 million.

As of September 30, 2004, the Company had available for U.S. Federal income tax purposes research and development tax credit carry-forwards of $9.5 million, which will begin to expire in fiscal year 2010, if not utilized. The Company had a foreign tax credit carryforward of approximately $5.3M that will expire is fiscal year 2010, if not utilized. The Company also had a federal alternative minimum tax credit carry-forward for federal income tax purposes of approximately $1.1 million that has no expiration date. For state tax purposes, as of September 30, 2004 the Company had a net operating loss carryforwards of approximately $6.0 million which will begin to expire in fiscal year 2013, if not utilized. The Company also had state research and development credit carryforwards of approximately $1.6 million. The state R&D credit carryforwards do not have an expiration date.

Note 10.    Segment Reporting

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluation of the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and starting in fiscal 2003, specifying by product sectors for purposes of making operating decisions. The Company does not assess the performance of its geographic regions and product sectors on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Phoenix’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Years ended September 30,
	2004	2003	2002
North America	$16,342	$16,974	$22,233
Japan	29,034	27,987	35,390
Taiwan	31,044	29,598	22,777
Other Asian Countries	4,294	5,225	7,384
Europe	6,036	5,624	5,296

Total	$86,750	$85,408	$93,080

Net income (loss) from foreign operations was approximately $(1.2) million, $5.2 million, and $8.7 million for fiscal 2004, 2003, and 2002, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents revenue by sector for fiscal 2004 and 2003 (in thousands, except for percentages):

	Years ended September 30,		% of Revenues
	2004	2003	2004	2003
PC/Server Core System Software	$62,976	$67,281	72.6%	78.8%
Non P/C Core System Software and Applications	16,449	13,310	19.0%	15.6%
PC/Server Applications	7,325	4,817	8.4%	5.6%

Total	$86,750	$85,408	100.0%	100.0%

International Business Machines Corporation accounted for 11% of the Company’s total revenues in fiscal 2004. Fujitsu Limited accounted for 12%, and 14% of the Company’s total revenues in fiscal 2003 and 2002, respectively. No other customer accounted for more than 10% of total revenues in fiscal 2004, 2003, or 2002.

Note 11.    Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations of $21.3 million include a net lease commitment for the Irvine location of $2.3 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 8 for further information on the Company’s restructuring plans. Total rent expense was $4.3 million, $4.2 million, and $5.1 million in fiscal 2004, 2003, and 2002, respectively.

On September 30, 2004, future minimum operating lease payments required were as follows (in thousands):

Years ending September 30,
2005	$4,316
2006	3,147
2007	2,583
2008	2,777
2009	2,653
2010 and thereafter	5,871

Total minimum lease payments	$21,347

Purchase Obligations

In July 2002, the Company entered into agreements to license third party software that would be incorporated into certain of its products. All amounts related to these obligations have been paid as of September 30, 2004.

Litigation

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S. based lawsuit involving the parties (described below). No other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc.    On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties are attempting to mediate the dispute, and conducted an initial mediation of the case on August 6, 2004. The parties did not reach a settlement in that initial mediation conference. The court continued the Trial Setting Conference until January 25, 2005 to allow discovery to be conducted. A trial date will likely be set for early in 2005.

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

The parties have agreed that this suit will be dismissed in Orange County and re-filed in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacks the standing and capacity to sue. The hearing on that demurrer will be in early February 2005. Although the court had originally scheduled the initial case management conference for January 25, 2005, that date will likely be continued to a later date given the pendency of the demurrer. No other deadlines have been set in this case.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company did not repurchase any of its equity securities during the fourth quarter of its fiscal year ended September 30, 2004.

Employee Stock Purchase Plan.    In February 2002, the stockholders approved the adoption of the Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan (“2001 ESPP”) and the reservation of 200,000 shares of common stock for issuance. Also in February 2002, the 2001 ESPP replaced the 1991 ESPP. The 2001 ESPP allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period, whichever is lower. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. On February 6, 2003, the stockholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2001 ESPP by 300,000 shares. On March 8, 2004, the Shareholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2001 ESPP by 250,000 shares. As of September 30, 2004, approximately 424,000 shares had been issued under the 2001 ESPP and approximately 326,000 shares remained reserved for future issuance.

Stock Option Plans.    The Company has various incentive stock option plans for employees, officers, directors, consultants, and independent contractors. Incentive stock options may not be granted at a price less than 100% (110% in certain cases) of the fair market value of the shares on the date of grant. Nonqualified options may not be granted at a price less than 85% of the fair value of the shares on the date of grant unless it is performance based. To date, all grants of stock options, except for performance-based options, have been made at fair market value or greater. Options vest evenly over a period determined by the Company’s Board of Directors, generally four years, and have a term not exceeding ten years.

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

On February 6, 2003, the Shareholders approved the amendment to the 1999 Director Option Plan to increase the number of shares of the Company’s common stock reserved for issuance by 150,000 shares.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the option activity under the Company’s option plans for all periods presented (in thousands, except per-share amounts):

	Options Outstanding
	Shares	Weighted Average Exercise Price
Balance as of September 30, 2001	6,723	$12.66

Options granted	1,869	10.00
Options exercised	(525)	8.23
Options canceled	(2,179)	14.33

Balance as of September 30, 2002	5,888	$11.59

Options granted	1,094	4.73
Options exercised	(19)	4.02
Options canceled	(1,850)	12.13

Balance as of September 30, 2003	5,113	$9.95

Options granted	1,918	6.00
Options exercised	(30)	5.98
Options canceled	(1,166)	9.85

Balance as of September 30, 2004	5,835	$8.70

On September 30, 2004, 2003, and 2002, the number of shares available for grant under all stock option plans were approximately 1,759,000, 2,670,900, and 1,886,000, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of September 30, 2004 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 - $ 5.38	928	7.97	$4.50	299	$4.29
$ 5.39 - $ 5.68	1,058	9.43	5.54	104	5.53
$ 5.69 - $ 7.44	875	7.51	6.47	447	6.40
$ 7.46 - $ 9.70	833	6.27	8.78	620	8.81
$10.00 - $11.00	807	5.40	10.79	726	10.84
$11.06 - $15.75	946	5.72	13.51	856	13.49
$15.81 - $21.13	388	5.56	17.30	358	17.35

$ 0.01 - $21.13	5,835	7.04	$8.70	3,410	$10.62

Amortization of deferred stock-based compensation.    The Company amortizes deferred stock-based compensation primarily for options granted to purchase Phoenix stock at exercises prices less than the fair market value on the measurement date. For fiscal 2004, amortization of deferred stock-based compensation was $0.2 million and the unamortized deferred stock-based compensation at September 30, 2004 was $0.8 million. For fiscal 2003, amortization of deferred stock-based compensation was $0.2 million and the unamortized deferred stock-based compensation at September 30, 2003 was $0.7 million. For fiscal 2002, amortization of deferred stock-based compensation was $0.4 million and the unamortized deferred stock-based compensation at September 30, 2002 was $0.6 million.

The fair value of options granted in fiscal 2004, 2003, and 2002 reported above has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2004, 2003, and 2002:

	Employee Stock Options			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life from grant date (in years)	3.09	3.1	3.41	0.5	0.5	0.5
Risk-free interest rate	2.6%	2.1%	3.4%	1.6%	1.3%	2.2%
Volatility	0.84	0.90	0.80	0.53	1.14	0.75
Dividend yield	None	None	None	None	None	None

The weighted average estimated fair value of employee stock options granted during fiscal 2004, 2003, and 2002 was $4.19, $3.52, and $6.90 per share, respectively. The weighted average estimated fair value of shares granted under the ESPP Plans during fiscal 2004, 2003, and 2002 was $2.35, $2.71, and $4.21, respectively.

Note 13.    Retirement Plans

Employee 401(k) Plan.    The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal 2004, 2003, and 2002 were $0.4 million, $0.5 million, and $0.7 million, respectively.

Non-U.S. Benefits Plans.    The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. At September 30, 2004 and 2003 the Company had accrued $2.0 million and $1.8 million, respectively, for all such liabilities. The Company’s expenses for these plans for fiscal 2004, 2003, and 2002 were $0.4 million, $0.6 million, and $1.2 million, respectively.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2004

(in thousands)

Year Ended	Balance at Beginning of Year	Provisions	Deductions (1)	Other	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

September 30, 2004	$1,496	$139	$(66)	$—	$1,569
September 30, 2003	$1,903	$133	$(540)	$—	$1,496
September 30, 2002	$1,939	$1,255	$(1,536)	$245	$1,903

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable and the reduction of estimated allowances for sales returns.