Form 10-Q
period 2004-12-31
PHOENIX TECHNOLOGIES LTD
filed 2005-02-09
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at January 31, 2005
Common Stock, par value $0.001	24,725,510

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$39,165	$38,898
Short-term investments	23,426	20,925
Accounts receivable, net of allowances of $1,049 and $ 1,569 at December 31, 2004 and September 30, 2004, respectively	23,509	23,871
Prepaid royalties and maintenance	2,245	2,266
Deferred income taxes	—	370
Other current assets	2,823	3,632

Total current assets	91,168	89,962
Property and equipment, net	4,493	4,519
Computer software costs, net	7,083	7,922
Goodwill	13,433	13,433
Intangible assets, net	420	437
Prepaid royalties - non current	1,668	2,221
Other assets	2,587	2,391

Total assets	$120,852	$120,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,276	$2,188
Accrued compensation and related liabilities	5,552	5,535
Deferred revenue	6,724	9,642
Income taxes payable	2,254	3,136
Accrued restructuring charges - current	464	536
Other accrued liabilities	3,740	3,229

Total current liabilities	20,010	24,266
Accrued restructuring charges - noncurrent	1,510	1,648
Other liabilities	1,870	1,942

Total liabilities	23,390	27,856
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 31,913 and 31,734 shares issued, 24,717 and 24,536 shares outstanding at December 31, 2004 and September 30, 2004, respectively	32	32
Additional paid-in capital	182,250	181,302
Deferred compensation	(598)	(777)
Retained earnings	7,036	4,793
Accumulated other comprehensive loss	(815)	(1,878)
Less: Cost of treasury stock (7,196 shares at December 31, 2004 and September 30, 2004)	(90,443)	(90,443)

Total stockholders’ equity	97,462	93,029

Total liabilities and stockholders’ equity	$120,852	$120,885

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended December 31,
	2004	2003
Revenues	$26,176	$18,500
Cost of revenues	4,236	3,614

Gross Margin	21,940	14,886
Operating expenses:
Research and development	4,730	5,539
Sales and marketing	9,310	8,344
General and administrative	3,578	3,083
Amortization of acquired intangible assets	17	17
Stock-based compensation	72	52

Total operating expenses	17,707	17,035

Income (loss) from operations	4,233	(2,149)
Interest and other income, net	(697)	161

Income (loss) before income taxes	3,536	(1,988)
Income tax expense	1,294	450

Net income (loss)	$2,242	$(2,438)

Earnings (loss) per share:
Basic	$0.09	$(0.10)
Diluted	$0.09	$(0.10)
Shares used in Earnings (loss) per share calculation:
Basic	24,599	24,333
Diluted	25,219	24,333

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,242	$(2,438)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	1,714	1,995
Stock-based compensation	72	52
Loss from disposal of fixed assets	—	268
Deferred income tax	370	(7)
Change in operating assets and liabilities:
Accounts receivable	362	(8,154)
Prepaid royalties and maintenance	574	619
Other assets	613	151
Accounts payable	(912)	161
Accrued compensation and related liabilities	17	(2,272)
Deferred revenue	(2,918)	9,120
Income taxes	(882)	79
Accrued restructuring charges	(344)	(271)
Other accrued liabilities	574	980

Net cash provided by operating activities	1,482	283

Cash flows from investing activities:
Proceeds from sale of investments	42,629	47,285
Purchases of investments	(45,130)	(45,024)
Proceeds from the sale of fixed assets	—	38
Purchases of property and equipment	(832)	(365)

Net cash provided by (used in) investing activities	(3,333)	1,934

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,055	620

Net cash provided by financing activities	1,055	620

Effect of exchange rate changes on cash and cash equivalents	1,063	(358)

Net increase (decrease) in cash and cash equivalents	267	2,479
Cash and cash equivalents at beginning of period	38,898	26,601

Cash and cash equivalents at end of period	$39,165	$29,080

See notes to unaudited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of December 31, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications. Certain amounts in prior period financial statements have been reclassified to conform to current period presentation as Management reviews expenses for research and development, sales and marketing, general and administrative, and cost of revenues under the different methodology. The Company’s results of operations and financial condition were not affected by the reclassification.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) the Company also recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter which we have determined to be not fixed and determinable are recorded as deferred revenues. Since the Company generally receives quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

In fiscal 2004, the Company began to enter into an increased number of paid-up license arrangements, under which its customers pay a fixed upfront fee for an unlimited number of units. During the first quarter of fiscal 2005, the efforts to enter into such arrangements continued. As a result, the Company’s revenues from such paid-up license arrangements increased from $6.7 million in the fourth quarter of 2004, or 27% of fourth quarter revenues, to $10.0 million in the first quarter of fiscal 2005, or 38% of first quarter fiscal 2005 revenues. The Company generally enters into such paid-up license arrangements only with respect to PC/Server Core System Software that is approaching the end of its lifecycle or with respect to sales to its Non-PC Device customers where the Company expects that the number of units will be relatively small.

Non-recurring engineering service revenues are recognized on a time and materials basis, on a completed contract basis, or when contractual milestones are met. Contractual milestones involve the use of estimates and approximate the percentage-of-completion method. Software maintenance revenues are recognized ratably over the maintenance period, which is typically one year. Training and other service revenues are recognized as the services are performed. Amounts billed in advance for licenses and services that are in excess of revenues recognized are recorded as deferred revenues.

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

After examining the available evidence at December 31, 2004, the Company believes a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. The Company’s recent financial performance represented sufficient negative evidence to require a full valuation allowance against its U.S. Federal and state deferred tax assets under SFAS 109. The Company intends to maintain a full valuation allowance against its deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”) which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma is as follows (in thousands, except per-share amounts):

	Three Months Ended December 31,
	2004	2003
Net income (loss) as reported	$2,242	$(2,438)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	69	18
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,273)	(504)

Pro forma net income (loss)	$1,038	$(2,924)

Basic and diluted earnings (loss) per share:
As reported	$0.09	$(0.10)

Pro forma	$0.04	$(0.12)

The fair value of options granted in the three months ended December 31, 2004 and 2003 reported above have been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions:

	Employee Stock Options
	Three months ended December 31,
	2004	2003
Expected life from grant date (in years)	3.38	3.14
Risk-free interest rate	3.0%	2.4%
Volatility	0.83	0.88
Dividend yield	None	None

	Employee Stock Purchase Plan
	Three months ended December 31,
	2004	2003
Expected life from grant date (in years)	0.50	0.50
Risk-free interest rate	2.5%	1.3%
Volatility	0.51	0.63
Dividend yield	None	None

Computation of Earnings (loss) per Share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three months ended December 31, 2003, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. See Note 6 to Consolidated Financial Statements for more information.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended December 31,
	2004	2003
Net income (loss)	$2,242	$(2,438)
Other comprehensive income (loss)
Unrealized loss from short-term investments	—	(39)
Foreign currency translation adjustments	1,064	(319)

Comprehensive income (loss)	$3,306	$(2,796)

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through December 31, 2004 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2001	$226	$—	$—	$226
Provision	3,925	—	—	3,925
Cash payments	(3,412)	—	—	(3,412)
True up adjustments	(460)	—	—	(460)

Balance of accrual at September 30, 2002	279	—	—	279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Cash payments	(1,127)	(1,232)	—	(2,359)
True up adjustments	(200)	144	—	(56)

Balance of accrual at September 30, 2004	—	2,184	—	2,184
Cash payments	—	(210)	—	(210)

Balance of accrual at December 31, 2004	$—	$1,974	$—	$1,974

Overview

As of December 31, 2004, the remaining accrual balance of $1.9 million is related to a facility exit plan implemented in the first quarter of fiscal 2003 and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current”.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million and $0.1 million in fiscal 2003 and 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. As of December 31, 2004, approximately $2.4 million of the facilities exit expenses had been paid.

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	December 31, 2004	September 30, 2004
Other current accrued liabilities:
Royalties and commissions	$694	$430
Accounting and legal fees	638	763
Co-op advertising	660	658
Other accrued expenses	1,748	1,378

Total other current accrued liabilities	$3,740	$3,229

The following table provides details of other non-current accrued liabilities (in thousands):

	December 31, 2004	September 30, 2004
Other non-current accrued liabilities:
Deferred tax liabilities	$1,041	$975
Accrued rent	456	577
Other liabilities	373	390

Total other non-current accrued liabilities	$1,870	$1,942

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended December 31,
	2004	2003
Revenues:
North America	$4,133	$4,559
Japan	8,036	5,149
Taiwan	11,204	6,876
Other Asian Countries	1,583	1,011
Europe	1,220	905

Total	$26,176	$18,500

For the three months ended December 31, 2004, three customers accounted for 28%, 12% and 11% of total revenues, respectively. For the three months ended December 31, 2003, three customers accounted for 13%, 13%, and 10% of total revenues, respectively. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Earnings (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended December 31,
	2004	2003
Net income (loss)	$2,242	$(2,438)

Weighted average common shares outstanding	24,599	24,333
Effect of dilutive securities (using the treasury stock method):
Stock options	620	—

Weighted average diluted common and equivalent shares outstanding	25,219	24,333

Earnings (loss) per share:
Basic	$0.09	$(0.10)
Diluted	$0.09	$(0.10)

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three months ended December 31, 2003, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. The dilutive potential common shares that were anti-dilutive for that period amounted to 430,000 shares.

Note 7. Commitments and Contingencies

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

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). On January 21, 2005, Phoenix deposited KRW 496,608,750, or approximately USD $412,000, into escrow with the court pending the outcome of the U.S.-based lawsuit, and requested that the court cancel and release the preliminary attachment. The court is expected to cancel and release the preliminary attachment within a few weeks of receipt of Phoenix’s deposit. No other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties attempted to mediate the dispute, and conducted a mediation of the case on August 6, 2004. The parties did not reach a settlement in that mediation conference. The court continued the Trial Setting Conference until January 25, 2005 to allow discovery to be conducted. The Court again continued the Trial Setting Conference to March 1, 2005. Phoenix anticipates additional discovery in February and there may be motion practice relating to Phoenix’s amended complaint, which may necessitate an additional continuance of the Trial Setting Conference. Once the case is at-issue, it will be set for trial no earlier than June 2005.

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

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint on January 14, 2005, and the demurrer was taken off the calendar. An initial case management conference was held on January 25, 2005. Another case management conference has been scheduled for February 22, 2005. No other deadlines have been set in this case.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, and plans to improve and enhance existing products and develop new products. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2004.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing in our Form 10K for the fiscal year ended September 30, 2004 filed December 27, 2004.

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

Fiscal 2005 First Quarter Overview

Phoenix analyzes revenue along two dimensions: (a) platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category; and (b) products, with Core System Software representing one category and applications representing the second category. We disclose revenue breakdowns in three resulting sectors—(1) PC/Server Core System Software, (2) PC/Server Applications, and (3) total Non-PC Devices (including both CSS and applications)—which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/Server Core System Software sector is currently our largest, representing 72% of our total revenue of $26.2 million during the first quarter of fiscal 2005. Revenue in this sector increased by $0.2 million, or 1%, as compared to the fourth quarter of fiscal 2004. Revenue in the PC/Server Applications sector increased from $2.2 million in the fourth quarter of fiscal 2004, or 9% of fourth quarter revenue, to $3.0 million in the first quarter of fiscal 2005, or 12% of revenue. Revenues in the Non-PC Device sector increased from $3.6 million in the fourth quarter of fiscal 2004, or 15% of fourth quarter 2004 revenue to $4.2 million in the first quarter of 2005, or 16% of first quarter revenue.

During the first quarter of fiscal 2005, we continued to enter into volume purchase agreements (or “VPAs”) with our larger ODM and OEM customers. Under VPA, customers commit to a fixed payment schedule for an agreed-upon number of units, typically over the next several quarters. Amounts that have been invoiced under VPAs and relate to consumption beyond the following quarter are recorded as deferred revenues. The decline in deferred revenue from $9.6 million as of September 30, 2004 to $6.7 million as of December 31, 2004 was attributable to several factors including 1) some customers who signed VPA deals with us in the first quarter of fiscal 2004, have yet to consume their full amount of purchased product, and thus have not yet signed new VPA deals and 2) we structured a deal with one of our ODM customers in Taiwan in which we recognized the entire amount of the transaction of $6.9 million in this quarter. Management expects deferred revenues to increase in the second quarter of fiscal 2005 as 1) we expect to sign additional VPA agreements with strategic customers in Japan as these customers approach their fiscal year-end and 2) we enter into negotiations to renew VPA deals with customers who have consumed products covered under previous VPA deals signed in fiscal 2004.

In fiscal 2004, we began to enter into an increased number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units. During the first quarter of fiscal 2005, the efforts to enter into such arrangement continued. As a result, our revenues from such paid-up license arrangements increased from $6.7 million in the fourth quarter of 2004, or 27% of fourth quarter revenues, to $10.0 million in the first quarter of fiscal 2005, or 38% of first quarter fiscal 2005 revenues.

Operating expenses remained constant in the first quarter of fiscal 2005 at $17.7 million compared to $17.6 million for the fourth quarter in fiscal 2004.

As we enter the current fiscal year, the Company continues to execute its strategic plan to improve its business outlook and profitability. We continue to enter into long-term VPA transaction agreements with our key customers; we believe that these deals stabilize our product pricing and block out our competitors, while offering our customers the pricing flexibility that they require for their business needs. We also continue to develop and strengthen our partnerships with key system builders and channel distributors, allowing us to establish greater brand awareness of Phoenix and create a strong end-user demand pull for our core system and applications software products. Finally, the Company continues to invest in operational improvements, such as deploying and re-aligning engineering and sales resources to geographically better serve our customers, and improving internal processes and controls to enhance our ability to execute our strategies. There can be no assurance that our efforts will be successful.

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collection is probable. Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $4.8 million and $6.3 million of royalty revenues from our OEM/ODM customers as of December 31, 2004 and September 30, 2004, respectively. To date, the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter which we have determined to be not fixed and determinable are recorded as deferred revenues. During an accounting period, deferred revenues increase (or decrease) primarily to the extent that the dollar amount of new VPAs entered into during the period is greater (or less) than the revenue that is recognized during the period from the outstanding deferred revenue balance at the beginning of the period. We believe virtually all deferred revenue will be recognized as revenue within the next 12 months. Actual results could differ from the estimates used and have a material adverse effect on our business, operating results and financial condition.

In addition, we may execute multiple contracts/amendments with the same customer several times throughout a year. These contracts are reviewed to determine if they are linked and should be evaluated as one deal. The review includes consideration of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and Technical Pracitce Aid, Software Revenue recognition for multiple-element arrangements (“TPA 5100.39”) guidelines and the standard historical business practice of our company.

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At December 31, 2004 and September 30, 2004, the allowance for sales and doubtful accounts was $1.0 million and $1.6 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical sales returns, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At December 31, 2004 and September 30, 2004, these assets, net of accumulated amortization, totaled $24.9 million and $26.4 million, respectively.

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

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. The Company is currently assessing whether the second payment of the same dollar amount is due in the second quarter of fiscal 2005.

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

After examining the available evidence at December 31, 2004, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our recent financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Revenues by geographic region for the three and nine months ended December 31, 2004 and 2003 were as follows (in thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	Three months ended December 31,			Three months ended December 31,
	2004	2003		2004	2003
North America	$4,133	$4,559	-9.3%	15.8%	24.6%
Japan	8,036	5,149	56.1%	30.7%	27.8%
Taiwan	11,204	6,876	62.9%	42.8%	37.2%
Other Asian Countries	1,583	1,011	56.6%	6.0%	5.5%
Europe	1,220	905	34.8%	4.7%	4.9%

Total revenues	$26,176	$18,500	41.5%	100.0%	100.0%

Total revenues for the three months ended December 31, 2004 increased by 41.5% compared to the three months ended December 31, 2003. Revenue for the three months ended December 31, 2004 from Japan, Taiwan, other Asian countries and Europe increased by 56%, 63%, 57 and 35%, respectively. The increase was primarily attributable to 1) a large paid up license arrangement in Taiwan where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in each of these regions compared to the same period a year ago. Revenues in North America decreased by 9%. The decrease in North America was related to a slower sales cycle for applications products.

PC/server Core System Software revenues were $18.9 million for the three months ended December 31, 2004 compared to $14.3 million for the three months ended December 31, 2003. This increase was primarily due to increased unit shipments and a large paid-up license arrangement in Taiwan. We experienced strong growth across the desktop and notebook businesses in the first quarter of fiscal 2005, as key customers began shipping products with our Core System Software installed, and we closed additional VPA agreements with key customers in Asia Pacific and Japan.

PC/Server Applications revenues were $3.0 million for the three months ended December 31, 2004 as compared to $1.8 million for the three months ended December 31, 2003. The increase was related to the strong growth in our recovery applications business, as design wins secured in prior quarters led to greater unit shipments. We expect this trend to continue as we expand our base of active resellers and the market adoption of these products continue to grow.

The last revenue category is non-PC devices, which includes both the Core System Software and applications. The non-PC device sector recorded a significant increase in revenue to $4.2 million in the first quarter of fiscal 2005 from $2.4 million in the first quarter of fiscal 2004. We believe there is less quarter-to-quarter revenue stability here because there are a high proportion of non-standard contracts for which revenue is recognized upon contract execution. While the results for this period are not necessarily indicative of results to be expected in future periods, we expect continued long-term growth in this category as more digital device vendors adopt x86-based technology for their non-PC devices.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, post-sales engineering support costs and amortization of purchased technology. Gross margin as a percentage of revenues was 84% and 81% for the three months ended December 31, 2004 and 2003, respectively. Gross margin was $21.9 million for the three

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended December 31, 2004 as compared to $14.9 million for the same period in fiscal 2003. The increases in percentage and in dollar amount during this period were mostly attributable to higher growth in overall revenue versus growth in post-sales customer support and third-party license fees. Amortization of purchased technologies from business combinations for the three months ended December 31, 2004 and 2003 were $0.8 million for both periods.

Research and Development Expenses

Research and development expenses were $4.7 million and $5.5 million for the three months ended December 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 18% and 30%, respectively. The decrease was primarily due a re-allocation of customer engineering resources to enhance sales and marketing functions to be more customer-focused.

Sales and Marketing Expenses

Sales and marketing expenses were $9.3 million and $8.3 million for the three months ended December 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 36% and 45%, respectively. The increase in sales and marketing expenses was primarily due to additional customer engineering resources to enhance sales and marketing functions.

General and Administrative Expenses

General and administrative expenses were $3.6 million and $3.1 million for the three months ended December 31, 2004 and 2003, respectively. As a percentage of revenues, these expenses represented 14% and 17%, respectively. The increase in general and administrative expenses was due primarily to increased payroll and related compensation expenses, consulting-related expenses, and increased costs relating to compliance with the Sarbanes-Oxley Act.

Interest and Other Income, Net

Interest and other income, net, was ($0.7) million and $0.2 million for the three months ended December 31, 2004 and 2003, respectively. The decrease during the three months ended December 31, 2004 was due primarily to higher unrealized foreign exchange losses, partially offset by higher interest income. The unrealized foreign exchange losses were the result of the the way GAAP requires the Company to account for intercompany obligations where the subsidiaries’ functional currencies were different from the Company’s reporting currency. The foreign exchange fluctuations were especially noticeable this quarter due the dramatic drop in the value of the US dollar against these functional currencies. Most of the transactions involved in this accounting were denominated in US dollars for the entire quarter, thus the foreign exchange losses had no real economic or cash impact on our assets. Interest income was $0.2 million and $0.1 million for the three months ended December 31, 2004 and 2003, respectively. The increase was due to the higher cash and short-term investment balance at December 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The Company recorded an income tax provision of $1.3 million and $0.5 million for the three months ended December 31, 2004 and 2003, respectively. At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of December 31, 2004 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

The income tax provision for the three months ended December 31, 2004 of $1.3 million is comprised primarily of taxes on foreign income and foreign withholding taxes, but also includes a provision for state income taxes and Federal alternative minimum taxes. The effective tax rate for the three months ended December 31, 2004 was 36% compared with (23%) for the comparable period ended December 31, 2003. This change in the effective tax rate was primarily due to the effect of overall pretax profitability during the three months ended December 31, 2004 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax loss during the comparable period ended December 31, 2003.

Financial Condition

At December 31, 2004, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $62.6 million. The primary source of cash during the three months ended December 31, 2004 was $1.5 million from operating activities and proceeds from stock purchases under stock option and stock purchase plans of $1.1 million. At December 31, 2003, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $47.5 million. The primary source of cash during the three months ended December 31, 2003 was $0.3 million from operating activities and proceeds from stock purchases under stock option and stock purchase plans of $0.6 million. There were no outstanding borrowings with banks in either period.

The Company’s deferred revenue balance decreased to $6.7 million at December 31, 2004, compared to $9.6 million at September 30, 2004. See “Fiscal 2005 First Quarter Overview” for more information on deferred revenue. Management expects deferred revenues to increase in the second quarter of fiscal 2005 as 1) we expect to sign additional VPA agreements with strategic customers in Japan as these customers approach their fiscal year-end and 2) we enter into negotiations to renew VPA deals with customers who have consumed products covered under previous VPA deals signed in fiscal 2004.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $20.2 million. The operating lease obligations include a net lease commitment for the Irvine location of $2.1 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

In addition, we may have commitments pursuant to the original purchase agreement with ISI to make anniversary payments of $0.5 million per year for 3 years, from fiscal 2004, for the use of certain technology in our future products. In June 2004, we made the first payment in accordance with the earn-out terms in the agreement noted above. Company is currently assessing whether the second payment is due in the second quarter of fiscal 2005.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended December 31, 2004.

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

Due to continued economic downturn and market uncertainties in certain geograpic regions, many customers have delayed their product introductions, specifically in the notebook and non-PC segments. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products could be adversely affected.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of December 31, 2004, we have been issued 69 patents in the U.S. and had 44 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 130 patents with respect to our product offerings and have 151 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Changes in Financial Accounting Standards

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound effect on the way we license our products. As a result of the recent enactment of the Sarbanes-Oxley Act in 2002 and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes to accelerate. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results.

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

motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of December 31, 2004, two customers, accounted for 32% and 10% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us or our competitors, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, the overall trend toward industry consolidation both among our competitors’ and customers, the timing and size of orders from customers, our ability to achieve targeted cost reductions, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

There have been no material changes to the Company’s financial market risks related to changes in interest rates and foreign currency exchange rates from September 30, 2004. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 for more details.

ITEM 4.	CONTROLS AND PROCEDURES

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

We intend to correct the specifically identified internal control deficiencies by taking the following steps, among others:

•	initiating a search for an in-house accountant with significant corporate tax experience;

•	reviewing our documentation and review procedures relating to our tax accounts;

•	and reviewing our financial statement close process.

We believe that the steps we are taking to strengthen to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

(b) Changes in Internal Controls.

Except as described above, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). On January 21, 2005, Phoenix deposited KRW 496,608,750, or approximately USD $412,000, into escrow with the court pending the outcome of the U.S.-based lawsuit, and requested that the court cancel and release the preliminary attachment. The court is expected to cancel and release the preliminary attachment within a few weeks of receipt of Phoenix’s deposit. No other deadlines are presently set.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties attempted to mediate the dispute, and conducted a mediation of the case on August 6, 2004. The parties did not reach a settlement in that mediation conference. The court continued the Trial Setting Conference until January 25, 2005 to allow discovery to be conducted. The Court again continued the Trial Setting Conference to March 1, 2005. Phoenix anticipates additional discovery in February and there may be motion practice relating to Phoenix’s amended complaint, which may necessitate an additional continuance of the Trial Setting Conference. Once the case is at-issue, it will be set for trial no earlier than June 2005.

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

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint on January 14, 2005, and the demurrer was taken off the calendar. An initial case management conference was held on January 25, 2005. Another case management conference has been scheduled for February 22, 2005. No other deadlines have been set in this case.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: February 9, 2005

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