Form 10-Q
period 2005-03-31
PHOENIX TECHNOLOGIES LTD
filed 2005-05-10
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at April 30, 2005
Common Stock, par value $0.001	24,859,239

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$45,422	$38,898
Short-term investments and available for sale securities	13,498	20,925
Accounts receivable, net of allowances of $976 and $1,569 at March 31, 2005 and September 30, 2004, respectively	35,776	23,871
Prepaid royalties and maintenance	2,223	2,266
Deferred income taxes	—	370
Other current assets	1,574	3,632

Total current assets	98,493	89,962
Property and equipment, net	4,287	4,519
Computer software costs, net	6,245	7,922
Goodwill	13,933	13,433
Intangible assets, net	403	437
Prepaid royalties - non current	1,115	2,221
Other assets	2,127	2,391

Total assets	$126,603	$120,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,168	$2,188
Accrued compensation and related liabilities	6,810	5,535
Deferred revenue	6,040	9,642
Income taxes payable	3,032	3,136
Accrued restructuring charges - current	325	536
Other accrued liabilities	4,174	3,229

Total current liabilities	21,549	24,266
Accrued restructuring charges - noncurrent	1,507	1,648
Other liabilities	2,040	1,942

Total liabilities	25,096	27,856
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 32,054 and 31,734 shares issued, 24,858 and 24,536 shares outstanding at March 31, 2005 and September 30, 2004, respectively	32	32
Additional paid-in capital	183,122	181,302
Deferred compensation	(538)	(777)
Retained earnings	10,025	4,793
Accumulated other comprehensive loss	(691)	(1,878)
Less: Cost of treasury stock (7,196 shares at March 31, 2005 and September 30, 2004)	(90,443)	(90,443)

Total stockholders’ equity	101,507	93,029

Total liabilities and stockholders’ equity	$126,603	$120,885

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues	$27,044	$20,672	$53,220	$39,172
Cost of revenues	4,328	4,042	8,564	7,656

Gross Margin	22,716	16,630	44,656	31,516
Operating expenses:
Research and development	5,215	5,469	9,945	11,008
Sales and marketing	8,689	7,404	17,999	15,748
General and administrative	4,052	3,143	7,629	6,226
Amortization of acquired intangible assets	17	17	35	34
Stock-based compensation	60	53	132	105
Restructuring and related charges	—	(60)	—	(60)

Total operating expenses	18,033	16,026	35,740	33,061

Income (loss) from operations	4,683	604	8,916	(1,545)
Interest and other income, net	(44)	(528)	(741)	(367)

Income (loss) before income taxes	4,639	76	8,175	(1,912)
Income tax expense	1,649	683	2,943	1,133

Net income (loss)	$2,990	$(607)	$5,232	$(3,045)

Earnings (loss) per share:
Basic	$0.12	$(0.02)	$0.21	$(0.12)
Diluted	$0.12	$(0.02)	$0.20	$(0.12)
Shares used in Earnings (loss) per share calculation:
Basic	24,786	24,435	24,691	24,384
Diluted	25,873	24,435	25,546	24,384

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,232	$(3,045)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	3,336	3,882
Stock-based compensation	133	105
Loss from disposal of fixed assets	—	268
Deferred income tax	370	(9)
Change in operating assets and liabilities:
Accounts receivable	(11,905)	(4,750)
Prepaid royalties and maintenance	1,149	1,361
Other assets	2,322	123
Accounts payable	(1,021)	(663)
Accrued compensation and related liabilities	1,275	(2,052)
Deferred revenue	(3,602)	15,483
Income taxes	(104)	(1,033)
Accrued restructuring charges	(485)	(613)
Other accrued liabilities	1,177	(690)

Net cash (used in) provided by operating activities	(2,123)	8,367

Cash flows from investing activities:
Proceeds from sales and maturities of investments	85,737	86,939
Purchases of investments	(78,310)	(83,945)
Proceeds from the sale of fixed assets	—	38
Purchases of property and equipment	(1,394)	(593)
Acquisition of businesses, net of cash acquired	(500)	—

Net cash provided by investing activities	5,533	2,439

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,927	641

Net cash provided by financing activities	1,927	641

Effect of exchange rate changes on cash and cash equivalents	1,187	144

Net increase in cash and cash equivalents	6,524	11,591
Cash and cash equivalents at beginning of period	38,898	26,601

Cash and cash equivalents at end of period	$45,422	$38,192

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include normal recurring adjustments and restructuring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of March 31, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications. Certain operating expenses and cost of revenue amounts in prior period financial statements have been reclassified to conform to current period presentation. During the fourth quarter of fiscal 2004, the Company re-evaluated its cost allocation methodology and reclassified these costs to other functional areas of the business. This reclassification has no impact on Phoenix’s income from operations or net income.

Use of Estimates. The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

On an on-going basis, the Company evaluates its estimates on, including but not limited to, a) allowance for uncollectible accounts receivable and sales reserves; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates.

Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis), and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the fair value of the undelivered

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Royalty revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) the Company also recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter which we have determined to be not fixed or determinable are recorded as deferred revenues. Since the Company generally receives quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

In fiscal 2004, the Company began to enter into an increased number of paid-up license arrangements, under which its customers pay a fixed upfront fee for an unlimited number of units. The Company’s revenues from such paid-up license arrangements increased from $10.0 million in the first quarter of 2005, or 38% of first quarter fiscal 2005 revenues, to $11.2 million in the second quarter of fiscal 2005, or 41% of second quarter fiscal 2005 revenues. Paid-up license revenues increased $7.4 million or 200% over the same quarter last year. The Company generally enters into such paid-up license arrangements only with respect to PC/Server Core System Software that is approaching the end of its lifecycle or with respect to sales to its Non-PC Device customers where the Company expects that the number of units will be relatively small.

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

After examining the available evidence at March 31, 2005, the Company believes a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. Despite recent profitable results the Company’s past financial performance represented sufficient negative evidence to require a full valuation allowance against its U.S. Federal and state deferred tax assets under SFAS 109. The Company intends to maintain a full valuation allowance against its deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets

Stock-Based Compensation. The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”) which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma is as follows (in thousands, except per-share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income(loss) as reported	$2,990	$(607)	$5,232	$(3,045)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	60	11	129	39
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,538)	(970)	(2,810)	(1,746)

Pro forma net income(loss)	$1,512	$(1,566)	$2,551	$(4,752)

Basic earnings (loss) per share:
As reported	$0.12	$(0.02)	$0.21	$(0.12)

Pro forma	$0.06	$(0.06)	$0.10	$(0.19)

Diluted earnings (loss) per share:
As reported	$0.12	$(0.02)	$0.20	$(0.12)

Pro forma	$0.06	$(0.06)	$0.10	$(0.19)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of options granted in the three and six months ended March 31, 2005 and 2004 reported above has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Options
	Three Months ended March 31,		Six Months ended March 31,
	2005	2004	2005	2004
Expected life from grant date (in years)	3.80	3.14	3.80	3.14
Risk-free interest rate	3.4%	2.1%	3.1%	2.2%
Volatility	0.80	0.89	0.80	0.89
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months ended March 31,		Six Months ended March 31,
	2005	2004	2005	2004
Expected life from grant date (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	3.1%	1.2%	2.8%	1.2%
Volatility	0.47	0.63	0.47	0.63
Dividend yield	None	None	None	None

Computation of Earnings (loss) per Share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three and six months ended March 31, 2004, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

New Accounting Pronouncements. On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first fiscal year beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss)	$2,990	$(607)	$5,232	$(3,045)
Unrealized loss from short-term investments	—	(37)	—	(76)
Change in accumulated foreign currency translation adjustments	(125)	539	(1,188)	220

Comprehensive income (loss)	$2,865	$(105)	$4,044	$(2,901)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through March 31, 2005 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2001	$226	$—	$—	$226
Provision	3,925	—	—	3,925
Cash payments	(3,412)	—	—	(3,412)
True up adjustments	(460)	—	—	(460)

Balance of accrual at September 30, 2002	279	—	—	279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Cash payments	(1,127)	(1,232)	—	(2,359)
True up adjustments	(200)	144	—	(56)

Balance of accrual at September 30, 2004	—	2,184	—	2,184
Cash payments	—	(210)	—	(210)

Balance of accrual at December 31, 2004	—	1,974	—	1,974
Cash payments	—	(142)	—	(142)

Balance of accrual at March 31, 2005	$—	$1,832	$—	$1,832

Overview

As of March 31, 2005, the remaining accrual balance of $1.8 million is related to a facility exit plan implemented in the first quarter of fiscal 2003 and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current”.

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million and $0.1 million in fiscal 2003 and 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate the Company would receive from subtenants. As of March 31, 2005, approximately $2.5 million of the facilities exit expenses had been paid and sublease agreements have been signed for all vacant space.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	March 31, 2005	September 30, 2004
Other current accrued liabilities:
Royalties and commissions	$467	$430
Accounting and legal fees	937	763
Co-op advertising	919	658
Other accrued expenses	1,851	1,378

Total other current accrued liabilities	$4,174	$3,229

The following table provides details of other non-current accrued liabilities (in thousands):

	March 31, 2005	September 30, 2004
Other non-current accrued liabilities:
Deferred tax liabilities	$1,061	$975
Accrued rent	602	577
Other liabilities	377	390

Total other non-current accrued liabilities	$2,040	$1,942

Note 5. Segment Reporting and Significant Customers

The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results as a single segment: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The Chief Operating Decision Maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition Phoenix does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues
North America	$4,314	$3,687	$8,447	$8,246
Japan	6,004	6,670	14,040	11,819
Taiwan	10,192	7,071	21,396	13,947
Other Asian countries	2,612	1,020	4,195	2,031
Europe	3,922	2,224	5,142	3,129

Total revenues	$27,044	$20,672	$53,220	$39,172

For the three months ended March 31, 2005, four customers accounted for 13%, 11%, 11% and 10% of total revenues, respectively. For the same period one year ago, three customers accounted for 10%, 11% and 10% of total revenues respectively. For the six months ended March 31, 2005, three customers accounted for 19%, 12% and 11% of revenues respectively and for the six months ended March 31, 2004, two customers accounted for 12% and 10% of revenues respectively. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Earnings (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss)	$2,990	$(607)	$5,232	$(3,045)

Weighted average common shares outstanding	24,786	24,435	24,691	24,384
Effect of dilutive securities (using the treasury stock method):
Stock options	1,087	—	854	—

Weighted average diluted common and equivalent shares outstanding	25,873	24,435	25,545	24,384

Earnings (loss) per share:
Basic	$0.12	$(0.02)	$0.21	$(0.12)
Diluted	$0.12	$(0.02)	$0.20	$(0.12)

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

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Our diluted net income per share computations for the three and six months ended March 31, 2005 did not include the effect of options to purchase 2.4 million and 3.1 million shares of common stock because the option exercise prices were greater than the average market price of our common stock. For the three and six months ended March 31, 2004, the Company reported net losses and did not include the outstanding options in the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

calculation of diluted loss per share, as their inclusion would be anti-dilutive. The dilutive potential common shares that were anti-dilutive for that period amounted to 257,381 and 357,661 shares respectively.

Note 7. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill and purchased intangible assets during the six months ended March 31, 2005 were as follows (in thousands).

	Goodwill	Acquired Intangible Assets	Purchased Intangible Assets
(In thousands)
Balance, September 30, 2004	$13,433	$630	$18,500
Additions	500	—	—
Deletions	—	—	—
Foreign exchange adjustments	—	—	—

Balance, March 31, 2005	$13,933	$630	$18,500

In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. In March 2005, the Company recorded the second payment due under the earn-out terms of $0.5 million to goodwill, as reflected above.

The following table summarizes amortization of goodwill and acquired intangible assets (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Amortization of acquired intangible assets	$17	$17	$35	$34
Amortization of purchased technology	838	838	1,676	1,676

Total acquisition-related charges	$855	$855	$1,711	$1,710

Note 8. Commitments and Contingencies

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

subsequently assigned its rights in the CrossCert Agreement to an affiliate, Phoenix Technologies (Hungary) Software Licensing, LLC (“Phoenix-Hungary”).

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). On January 21, 2005, Phoenix deposited KRW 496,608,750, or approximately USD$412,000, into escrow with the court pending the outcome of the U.S.-based lawsuit, and requested that the court cancel and release the preliminary attachment. The court cancelled the preliminary attachment on January 28, 2005.

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

On November 11, 2004, Phoenix filed an amended complaint which made additional claims. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. The Trial Setting Conference is now scheduled for May 31, 2005. Phoenix anticipates additional discovery in the summer, and that the case will be set for trial no earlier than August 2005.

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

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint curing the defects on January 14, 2005, and the demurrer was taken off the calendar. Discovery is now underway. The case is set for mediation on May 18, 2005. No other deadlines have been set in this case.

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

Fiscal 2005 Second Quarter Overview

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

The PC/Server Core System Software sector is currently our largest, representing 69% of our total revenue of $27.0 million during the second quarter of fiscal 2005. Revenue in this sector decreased by $0.2 million, or 1%, as compared to the first quarter. Revenue in the PC/Server Applications sector increased from $3.0 million in the first quarter of fiscal 2005, or 12% of first quarter revenue, to $3.7 million in the second quarter of fiscal 2005, or 14% of revenue. Revenues in the Non-PC Device sector increased from $4.2 million in the first quarter, or 16% of first quarter revenue to $4.6 million in the second quarter of 2005, or 17% of second quarter revenue.

During the second quarter of fiscal 2005, we continued to enter into volume purchase agreements (or “VPAs”) with our larger ODM and OEM customers. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to consumption beyond the following quarter are recorded as deferred revenues. The decline in deferred revenue from $9.6 million as of September 30, 2004 to $6.0 million as of March 31, 2005 was attributable to several factors including 1) one major customer signed a VPA agreement with us in the first quarter of fiscal 2005 with payment terms, resulting in $4.0M in revenues that do not yet qualify for inclusion in our deferred account, and 2) we structured paid-up license transactions with several OEM and ODM customers in Taiwan in which we recognized the total revenue amount of each transaction in the second quarter of fiscal 2005. Management expects deferred revenues to increase in the third quarter of fiscal 2005 as 1) payments from fees become due under the VPA deal discussed above, and 2) we enter into negotiations to sign new VPA deals and renew VPA deals with customers who have consumed products covered under previous VPA agreements signed in fiscal 2004.

From time to time we enter into arrangements with our customers in which they pay a fixed upfront fee for an unlimited number of units. These paid-up license arrangements are done in instances where the financial and strategic consideration for doing so is appropriate. During the second quarter of fiscal 2005, our revenues from paid-up licenses increased from $3.7 million in the second quarter of 2004, or 18% of revenues, to $11.2 million in the second quarter of 2005, or 41% of revenues.

Operating expenses remained consistent in the second quarter of fiscal 2005 at $18.0 million compared to $17.7 million for the first quarter in fiscal 2005.

The Company continues to execute its strategic plan to improve its business outlook and profitability. We continue to enter into long-term VPA transaction agreements and paid-up license arrangements with our key customers; we believe that these deals stabilize our product pricing and block out our competitors, while offering our customers the pricing flexibility that they require for their business needs. We also continue to develop and strengthen our partnerships with key system builders and channel distributors, allowing us to establish greater brand awareness of Phoenix and create a strong end-user demand for our core system and applications software products. Finally, the Company continues to invest in operational improvements, such as deploying and re-aligning engineering and sales resources to

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $5.2 million and $4.8 million of royalty revenues from our OEM/ODM customers as of March 31, 2005 and December 31, 2004, respectively. To date, the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter which we have determined to be not fixed or determinable are recorded as deferred revenues. During an accounting period, deferred revenues increase (or decrease) primarily to the extent that the dollar amount of new VPAs entered into during the period is greater (or less) than the revenue that is recognized during the period from the outstanding deferred revenue balance at the beginning of the period. We believe virtually all deferred revenue will be recognized as revenue within the next 12 months.

In addition, we may execute multiple contracts/amendments with the same customer several times throughout a year. These contracts are reviewed to determine if they are linked and should be evaluated as one deal. The review includes consideration of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and Technical Practice Aid, Software Revenue recognition for multiple-element arrangements (“TPA 5100.39”) guidelines and the standard historical business practice of our company.

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At each of March 31, 2005 and December 31, 2004, the allowance for sales and doubtful accounts was $1.0 million. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical royalty revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At March 31, 2005 and December 31, 2004, these assets, net of accumulated amortization, totaled $23.9 million and $24.9 million, respectively.

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

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. On March 31, 2005, the Company recorded the second payment of $0.5 million in accordance with the earn-out terms.

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

After examining the available evidence at March 31, 2005, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Despite recent profitable results our past financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues

Revenues by geographic region for the three and six months ended March 31, 2005 and 2004 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2005	2004	% Change	2005	2004
Three months ended March 31:
North America	$4,314	$3,687	17%	16%	18%
Japan	6,004	6,670	(10)%	22%	32%
Taiwan	10,192	7,071	44%	37%	34%
Other Asian countries	2,612	1,020	156%	10%	5%
Europe	3,922	2,224	76%	15%	11%

Total revenues	$27,044	$20,672	31%	100%	100%

	Amount			% of Consolidated Revenue
	2005	2004	% Change	2005	2004
Six months ended March 31:
North America	$8,447	$8,246	2%	16%	21%
Japan	14,040	11,819	19%	26%	30%
Taiwan	21,396	13,947	53%	40%	36%
Other Asian countries	4,195	2,031	107%	8%	5%
Europe	5,142	3,129	64%	10%	8%

Total revenues	$53,220	$39,172	36%	100%	100%

Total revenues for the three and six months ended March 31, 2005 increased by 31% and 36% compared to the same periods in fiscal 2004. Revenue for the three months ended March 31, 2005 from North America, Taiwan, other Asian countries and Europe increased by 17%, 44%, 156% and 76%, respectively. The increases were primarily attributable to 1) several paid up license arrangements in Taiwan and Europe where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in each of these regions compared to the same period a year ago. Revenues in Japan decreased by 10%. The decrease in Japan was attributable to lower unit shipments in core system software on a year-to-year basis as a result of the overall trend for OEMs to shift the manufacturing of computer equipment to ODMs in Taiwan and other Asian countries.

PC/Server Core System Software revenues were $18.7 million for the three months ended March 31, 2005 compared to $12.4 million for the same period in fiscal 2004. This increase was primarily due to increased unit shipments in this sector as a result of VPA deals signed with key customers in Taiwan and Japan, as well as the signing of several paid-up license arrangements in Taiwan and Europe. We experienced continued success in securing design wins and shipments of our Trusted Core product line across the desktop, notebook, and server businesses in the second quarter of fiscal 2005, and we expect this to continue in future quarters, although we do not expect significant revenue growth overall in this sector.

PC/Server Applications revenues were $3.7 million for the three months ended March 31, 2005 as compared to $1.9 million for the same period in fiscal 2004. The increase was related to the strong growth in our enabling, recovery and security applications businesses across an increasingly wider base of core customers in the PC-OEM and ODM spaces, including closing a key application deal with a major OEM in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Europe. We expect this growth trend to continue as we make progress in reaching not only the market of new PC’s shipped, but the larger and wider installed base of PC’s as well.

The last revenue category is non-PC devices, which includes both the Core System Software and applications. The non-PC device sector recorded a significant decrease in revenue to $4.6 million in the second quarter of fiscal 2005 from $6.4 million in the second quarter of fiscal 2004. This decrease was primarily the result of a large paid-up license transaction with a large ODM in Taiwan that was signed in the prior fiscal year, at a time where we experienced a high amount of volatility in revenues in this sector as we began to penetrate the market. However, we expect continued long-term growth in this category with our applications and core systems software, as our efforts to penetrate customer product design cycles in prior quarters drives increased unit shipments and product revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, post-sales engineering support costs and amortization of purchased technology. Gross margin as a percentage of revenues was 84% and 80% for the three months ended March 31, 2005 and 2004, respectively. Gross margin was $22.7 million for the three months ended March 31, 2005 as compared to $16.6 million for the same period in fiscal 2004. For the six months ended March 31, 2005, gross margin was $44.7 million, as compared to $31.5 million for the same period in fiscal 2004. Gross margin as a percentage of revenues was 84% and 80% for the six months ended March 31, 2005 and 2004, respectively. The increases in gross margin dollar amount and as a percentage of revenues during the three- and six-month periods were mostly attributable to higher growth in overall revenue in relation to growth in post-sales customer support and third-party license fees. Amortization of purchased technologies from business combinations was $0.8 million for the three months ended March 31, 2005 and for the same period in 2004 and $1.6 million for the six months ended March 31, 2005 and 2004.

Research and Development Expenses

Research and development expenses were $5.2 million and $5.5 million for the three months ended March 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 19% and 27%, respectively. For the six months ended March 31, 2005 and 2004, research and development expenses were $9.9 million and $11 million, respectively. As a percentage of revenues, these expenses represented 19% and 28%, respectively. The decrease in expenses from prior to current fiscal year over both periods was mostly due to lower payroll and benefit-related spending as a result of lower R&D headcount, as we have continued to improved our operational efficiency and execution on key development programs.

Sales and Marketing Expenses

Sales and marketing expenses were $8.7 million and $7.4 million for the three months ended March 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 32% and 36%, respectively. For the six months ended March 31, 2005 and 2004, sales and marketing expenses were $18.0 million and $15.7 million respectively. As a percentage of revenues, these expenses represented 34% and 40%, respectively. The increase in expenses for both periods was mostly due to increased headcount-related and marketing programs expenses, as we continue to ramp up our sales and marketing team in each of our sales regions to support our channel-building and new business efforts.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 15% for both years respectively. For the six months ended March 31, 2005 and 2004, general and administrative expenses were $7.6 million and $6.2 million respectively. As a percentage of revenues, these expenses represented 14% and 16%, respectively. The increase in general and administrative expenses is due to

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased consulting and professional services-related expenses relating to our ongoing Sarbanes-Oxley compliance efforts, as well as increased payroll and related compensation expenses due to increased headcount supporting G&A related activities.

Interest and Other Income, Net

Interest and other income net consist of interest earned on invested cash and foreign currency gains or losses. Interest and other income, net, was $(0.04) million and $(0.5) million for the three months ended March 31, 2005 and 2004, respectively. The increase during the three months ended March 31, 2005 was due primarily to a reduced loss on foreign exchange and a higher rate of return on investments. For the six months ended March 31, 2005 and 2004, interest and other income, net, was $(0.7) million and $(0.4) million, respectively. The decrease during the six months ended March 31, 2005 was due primarily to higher unrealized foreign exchange losses, partially offset by higher interest income. The unrealized foreign exchange losses were the result of the way GAAP requires the Company to account for intercompany obligations where the subsidiaries’ functional currencies were different from the Company’s reporting currency. The foreign exchange fluctuations were especially noticeable in the first three months of fiscal 2005 due to the dramatic drop in the value of the US dollar against the functional currencies of its subsidiaries. Most of the transactions involved in this accounting were denominated in US dollars for the quarter, thus the foreign exchange losses had no real economic or cash impact on our assets. Interest income was $0.5 million and $0.2 million for the six months ended March 31, 2005 and 2004, respectively.

The company has taken steps to minimize intercompany balances and review certain accounting classifications, in an effort to mitigate the future income statement impact of these foreign exchange fluctuations, which have been fundamentally, non-economic in nature.

Provision for Income Taxes

The Company recorded an income tax provision of $1.6 million and $2.9 million for the three and six months ended March 31, 2005, respectively, as compared to provisions of $0.7 million and $1.1 million for the same periods ended March 31, 2004. At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of March 31, 2005 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

The income tax provision for the six months ended March 31, 2005 of $2.9 million is comprised primarily of taxes on foreign income and foreign withholding taxes, but also includes a provision for state income taxes and Federal alternative minimum taxes. The effective tax rate for the six months ended March 31, 2005 was 36% compared with (59%) for the comparable period ended March 31, 2004. This change in the effective tax rate was primarily due to the effect of overall pretax profitability during the six months ended March 31, 2005 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax loss during the comparable period ended March 31, 2004.

Financial Condition

At March 31, 2005, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments and available for sale securities totaling $58.9 million. The primary source of cash during the six months ended March 31, 2005 was net proceeds from sale of investments of $7.4 million, and proceeds from stock purchases under stock option and stock purchase plans of $1.9 million. The primary use of cash during the same period was $2.1 million for operating activities, mainly due to an increase in accounts receivable of $11.9 million. Approximately $10 million was collected subsequent to March 31, 2005. At March 31, 2004, our principal source of liquidity consisted of cash and cash equivalents, and short-term investments totaling $55.8 million. The primary source of cash during the six months ended March 31, 2004 was $8.4 million from operating activities, net proceeds from sale of investments of $3.0 million, and proceeds from stock purchases under stock option and stock purchase plans of $0.6 million. There were no outstanding borrowings with banks in either period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s deferred revenue balance decreased to $6.0 million at March 31, 2005, compared to $9.6 million at September 30, 2004. See “Fiscal 2005 Second Quarter Overview” for more information on deferred revenue. Management expects deferred revenues to increase in the third quarter of fiscal 2005 as we enter into negotiations to sign new VPA deals and renew VPA deals with customers who have consumed products covered under previous VPA agreements signed in fiscal 2004.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $19.4 million. The operating lease obligations include a $4.8 million commitment for a five year renewal of an existing lease in Tokyo that we entered into during the past quarter and a net lease commitment for the Irvine location of $1.8 million, after sublease income of $1.2 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

In addition, we may have commitments pursuant to the original purchase agreement with ISI to make anniversary payments of $0.5 million per year for 3 years, from fiscal 2004, for the use of certain technology in our future products. In June 2004, we made the first payment in accordance with the earn-out terms in the agreement noted above. On March 31, 2005, we recorded the second payment related to the earn-out agreement.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended March 31, 2005.

Overview

Based on past performance and current expectations, we believe that current cash equivalent, short-term investments, other available for sale securities and cash-on hand generated from operations will satisfy our working capital needs, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. There are no transactions and arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

Uncertain Geopolitical Environment and Unfavorable Economic and Market Conditions

Adverse economic conditions in certain geographic regions have contributed to recent slowdowns in the PC and information appliance industries and could continue to impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in capital spending by our customers;

•	Changes in customer production strategies;

•	Increased price competition for our products, partially as a consequence of a high growth of the PC market in underdeveloped nations, where the price target is below $500 for a desktop; and

•	Higher operating expenses as a percentage of revenues.

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

Due to continued economic downturn and market uncertainties in certain geographic regions, many customers have delayed their product introductions, specifically in the notebook and non-PC segments. If our customers continue to delay their product introductions, our ability to generate revenue from our new application products could be adversely affected.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of March 31, 2005, we have been issued 69 patents in the U.S. and had 44 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 132 patents with respect to our product offerings and have 150 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Entrance into New or Developing Markets

As we focus on new market opportunities, we will be increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of service and support may increase in the future. There can be no assurance that we can provide products, service, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for us as of October 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The implementation by us could have a material impact on our consolidated financial position, results of operations and cash flows.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of March 31, 2005, one customer accounted for 34% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies.

In the applications software area, as with CSS, the Company competes with in-house and third party company solutions to access the protected area of hard drives. Large enterprise solution competitors such as Altiris Incorporated and Symantec Corporation, as well as smaller third party companies are the primary players. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as with PC manufacturer-developed solutions.

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

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our chief executive officer and our chief financial officer have concluded that for the reasons discussed below our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is communicated to the company’s management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the fiscal year ended September 30, 2004, Ernst & Young LLP, our independent registered public accounting firm, identified and reported to management and our audit committee on December 27, 2004 certain matters relating to internal control design and operation that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants.

Specifically, Ernst & Young reported that (i) documentation supporting management’s tax conclusions was inadequate and (ii) management’s proposed accounting for certain tax related issues was not in accordance with U.S. generally accepted accounting principals. As a result, based on the completion of Ernst & Young’s audit procedures, the Company recorded audit adjustments to the tax accounts totaling approximately $600,000. The internal control design and operation deficiencies described above constituted material weaknesses that began to affect the Company’s financial reporting process during the preparation of our consolidated financial statements for the fiscal year ended September 30, 2004.

In addition, Ernst & Young reported that the lack of formalized and detailed management level reviews during the financial statement close process and the lack of sufficient technical accounting resources to adequately perform certain significant non-routine financial reporting processes were deficiencies in the Company’s internal control design and operation. In particular, Ernst & Young recommended that the design and operation of the Company’s financial statement close process should be re-evaluated to ensure (i) that all significant account balances, including judgmental areas, affected by the Company’s non-routine and estimation processes are reviewed for appropriate accounting support by management as part of the Company’s financial statement close process, and (ii) that reviews of significant account balance analyses and SEC or other regulatory filings are conducted by technically proficient Company personnel in a timely manner. These deficiencies resulted in audit adjustments under U.S. generally accepted accounting principals, impacting several U.S. and international accounts, but did not constitute material weaknesses.

In order to correct the specifically identified internal control deficiencies, we are taking the following steps, among others:

•	evaluating the skills and depth of our technical accounting staff to determine if our accounting resources are sufficient to perform our financial reporting processes adequately and to identify the additional resources, if any, that may be required to perform our financial reporting processes. We will subsequently initiate a search for any position that we identify as an appropriate addition to our accounting staff;

ITEM 4.	CONTROLS AND PROCEDURES

•	strengthening the controls around those financial reporting processes that we determined are material weaknesses or internal control deficiencies;

•	reviewing the documentation and review procedures relating to our tax accounts; and

•	revising our financial statement close process to include more robust reviews of all account balance and non-recurring or infrequent items and to require a more thorough evaluation of compliance with U.S. generally accepted accounting principles prior to finalizing our financial statements. Such reviews or evaluations will be performed by the controller or higher-level member of our finance organization.

In addition to undertaking the steps described above, the Company has engaged outside consultants to assist with the Company’s quarterly financial statement close process and will conduct more robust reviews of all account balances and non-recurring or infrequent items prior to finalizing its financial statements.

We believe that the steps we are taking to strengthen our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment can remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). On January 21, 2005, Phoenix deposited KRW 496,608,750, or approximately USD$412,000, into escrow with the court pending the outcome of the U.S.-based lawsuit, and requested that the court cancel and release the preliminary attachment. The court cancelled the preliminary attachment on January 28, 2005.

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

On November 11, 2004, Phoenix filed an amended complaint which made additional claims. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. The Trial Setting Conference is now scheduled for May 31, 2005. Phoenix anticipates additional discovery in the summer, and that the case will be set for trial no earlier than August 2005.

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

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint curing the defects on January 14, 2005, and the demurrer was taken off the calendar. Discovery is now underway. The case is set for mediation on May 18, 2005. No other deadlines have been set in this case.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an Annual Meeting of its Stockholders on February 7, 2005, at which the following occurred:

ELECTION OF CLASS 3 DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY: The stockholders elected Albert E. Sisto and Edmund P. Jensen as Class 3 Directors. The vote on the matter was as follows:

Albert E. Sisto
FOR	20,227,218
WITHHELD	1,654,070

Edmund P. Jensen
FOR	20,139,283
WITHHELD	1,742,005

The following individuals continue their term as directors:

George C. Huang

Anthony P. Morris

David S. Dury

Taher Elgamal

Anthony Sun

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 1999 STOCK PLAN: The stockholders approved the amendment to the Company’s 1999 stock plan to increase the number of shares of Common Stock reserved for issuance thereunder by 990,000 shares. The vote on the matter was as follows:

FOR	8,288,970
AGAINST	3,738,545
ABSTAIN	20,871
NO VOTE	9,832,902

APPROVAL OF THE AMENDMENT TO THE COMPANY’S 1999 DIRECTOR OPTION PLAN: The stockholders approved the amendment to the Company’s 1999 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares. The vote on the matter was as follows:

FOR	8,506,457
AGAINST	3,522,647
ABSTAIN	19,282
NO VOTE	9,832,902

RATIFICATION OF THE SELECTION BY THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT AUDITORS: The stockholders ratified the selection by the Board of Directors of Ernst & Young LLP as the Company’s independent auditors for the 2005 fiscal year. The vote on the matter was as follows:

FOR	21,758,925
AGAINST	118,108
ABSTAIN	4,255

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: May 10, 2005

By:	/s/ RANDALL BOLTEN
Randall Bolten
Chief Financial Officer
Date: May 10, 2005

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