Form 10-Q
period 2005-06-30
PHOENIX TECHNOLOGIES LTD
filed 2005-08-15
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒     NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at July 29, 2005
Common Stock, par value $0.001	24,979,675

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$47,489	$38,898
Short-term investments and available for sale securities	24,939	20,925
Accounts receivable, net of allowances of $901 and $1,569 at June 30, 2005 and September 30, 2004, respectively	25,614	23,871
Prepaid royalties and maintenance	2,211	2,266
Deferred income taxes	—	370
Other current assets	2,298	3,632

Total current assets	102,551	89,962

Property and equipment, net	4,637	4,519
Computer software costs, net	5,407	7,922
Goodwill	13,933	13,433
Intangible assets, net	385	437
Prepaid royalties - non current	563	2,221
Other assets	2,143	2,391

Total assets	$129,619	$120,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,996	$2,188
Accrued compensation and related liabilities	5,973	5,535
Deferred revenue	8,988	9,642
Income taxes payable	2,252	3,136
Accrued restructuring charges - current	329	536
Other accrued liabilities	3,393	3,229

Total current liabilities	22,931	24,266

Accrued restructuring charges - noncurrent	1,444	1,648
Other liabilities	2,083	1,942

Total liabilities	26,458	27,856
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 32,170 and 31,734 shares issued, 24,974 and 24,536 shares outstanding at June 30, 2005 and September 30, 2004, respectively	33	32
Additional paid-in capital	183,875	181,302
Deferred compensation	(481)	(777)
Retained earnings	10,763	4,793
Accumulated other comprehensive loss	(586)	(1,878)
Less: Cost of treasury stock (7,196 shares at June 30, 2005 and September 30, 2004)	(90,443)	(90,443)

Total stockholders’ equity	103,161	93,029

Total liabilities and stockholders’ equity	$129,619	$120,885

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2005	2004	2005	2004
Revenues	$23,733	$23,100	$76,953	$62,272
Cost of revenues	4,371	3,723	12,935	11,379

Gross Margin	19,362	19,377	64,018	50,893

Operating expenses:
Research and development	5,123	5,810	15,068	16,818
Sales and marketing	8,954	8,354	26,953	24,102
General and administrative	3,877	3,360	11,506	9,586
Amortization of acquired intangible assets	17	17	52	51
Stock-based compensation	58	72	190	177
Restructuring and related charges	—	199	—	139

Total operating expenses	18,029	17,812	53,769	50,873

Income (loss) from operations	1,333	1,565	10,249	20

Interest and other income, net	(180)	239	(921)	(128)

Income (loss) before income taxes	1,153	1,804	9,328	(108)

Income tax expense	415	892	3,358	2,025

Net income (loss)	$738	$912	$5,970	$(2,133)

Earnings (loss) per share:
Basic	$0.03	$0.04	$0.24	$(0.09)
Diluted	$0.03	$0.04	$0.23	$(0.09)
Shares used in Earnings (loss) per share calculation:
Basic	24,893	24,471	24,759	24,413
Diluted	25,781	24,814	25,623	24,413

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,970	$(2,133)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,907	5,594
Stock-based compensation	190	177
Loss from disposal of fixed assets	—	268
Deferred income tax	370	(5)
Change in operating assets and liabilities:
Accounts receivable	(1,743)	2,165
Prepaid royalties and maintenance	1,714	1,973
Other assets	1,954	412
Accounts payable	(193)	87
Accrued compensation and related liabilities	438	(2,651)
Deferred revenue	(654)	10,900
Income taxes	(1,257)	33
Accrued restructuring charges	(544)	(607)
Other accrued liabilities	439	(396)

Net cash provided by operating activities	11,591	15,817

Cash flows from investing activities:
Proceeds from sales and maturities of investments	139,226	143,122
Purchases of investments	(143,240)	(143,144)
Proceeds from the sale of fixed assets	—	38
Purchases of property and equipment	(2,459)	(1,028)
Acquisition of businesses, net of cash acquired	(500)	(500)

Net cash used in investing activities	(6,973)	(1,512)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	2,681	1,191

Net cash provided by financing activities	2,681	1,191

Effect of exchange rate changes on cash and cash equivalents	1,292	(43)

Net increase in cash and cash equivalents	8,591	15,453
Cash and cash equivalents at beginning of period	38,898	26,601

Cash and cash equivalents at end of period	$47,489	$42,054

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include normal recurring adjustments and restructuring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of June 30, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to a) allowance for uncollectible accounts receivable and sales reserves; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ from those estimates.

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

Royalty revenues from original equipment manufacturers (OEMs) and original design manufacturers (ODMs) are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) the Company also recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter, which we have determined to be not fixed or determinable are recorded as deferred revenues. Since the Company generally receives quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

From time to time, the Company enters into arrangements with its customers in which they pay a fixed upfront fee for an unlimited number of units. The Company’s revenues from such paid-up license arrangements decreased from $11.2 million in the second quarter of 2005, or 41% of second quarter fiscal 2005 revenues, to $9.5 million in the third quarter of fiscal 2005, or 40% of third quarter fiscal 2005 revenues. The Company generally enters into such paid-up license arrangements with respect to PC/Server Core System Software that is approaching the end of its lifecycle or with respect to sales to its Non-PC Device customers where the Company expects that the number of units will be relatively small.

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

After examining the available evidence at June 30, 2005, the Company believes a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than the Company’s expectations of future profitability, which are inherently uncertain. Despite recent profitable results the Company’s past financial performance represented sufficient negative evidence to require a full valuation allowance against its U.S. Federal and state deferred tax assets under SFAS 109. The Company intends to maintain a full valuation allowance against its deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$738	$912	$5,970	$(2,133)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	58	45	187	85

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,678)	(1,064)	(4,488)	(2,809)

Pro forma net income (loss)	$(882)	$(107)	$1,669	$(4,857)

Basic earnings (loss) per share:
As reported	$0.03	$0.04	$0.24	$(0.09)

Pro forma	$(0.04)	$(0.00)	$0.07	$(0.20)

Diluted earnings (loss) per share:
As reported	$0.03	$0.04	$0.23	$(0.09)

Pro forma	$(0.03)	$(0.00)	$0.07	$(0.20)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of options granted in the three and nine months ended June 30, 2005 and 2004 reported above has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions:

	Employee Stock Options Three Months Ended June 30,		Employee Stock Options Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life from grant date (in years)	4.02	3.13	4.02	3.13
Risk-free interest rate	3.6%	3.0%	3.2%	2.5%
Volatility	0.77	0.85	0.77	0.85
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan Three Months Ended June 30,		Employee Stock Purchase Plan Nine Months Ended June 30,
	2005	2004	2005	2004
Expected life from grant date (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	3.3%	1.8%	3.0%	1.4%
Volatility	0.49	0.55	0.49	0.55
Dividend yield	None	None	None	None

Computation of Earnings (loss) per Share. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. For the three and nine months ended June 30, 2004, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive.

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

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$738	$912	$5,970	$(2,133)
Unrealized loss from short-term investments	—	76	—	—
Change in accumulated foreign currency translation adjustments	102	(263)	1,290	(43)

Comprehensive income (loss)	$840	$725	$7,260	$(2,176)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through June 30, 2005 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30,2001	$226	$—	$—	$226
Provision	3,925	—	—	3,925
Cash payments	(3,412)	—	—	(3,412)
True up adjustments	(460)	—	—	(460)

Balance of accrual at September 30, 2002	279	—	—	279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Cash payments	(1,127)	(1,232)	—	(2,359)
True up adjustments	(200)	144	—	(56)

Balance of accrual at September 30, 2004	—	2,184	—	2,184
Cash payments	—	(210)	—	(210)

Balance of accrual at December 31, 2004	—	1,974	—	1,974
Cash payments	—	(142)	—	(142)

Balance of accrual at March 31, 2005	—	1,832	—	1,832
Cash payments	—	(59)	—	(59)

Balance of accrual at June 30, 2005	$—	$1,773	$—	$1,773

Overview

As of June 30, 2005, the remaining accrual balance of $1.8 million is related to a facility exit plan implemented in the first quarter of fiscal 2003 and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current”.

In the first quarter of fiscal 2003, the Company announced a restructuring program that impacted approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million and $0.1 million in fiscal 2003 and 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate the Company would receive from subtenants. As of June 30, 2005, approximately $2.7 million of the facilities exit expenses had been paid and sublease agreements have been signed for all vacant space.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	June 30, 2005	September 30, 2004
Other current accrued liabilities:
Royalties and commissions	$553	$430
Accounting and legal fees	570	763
Co-op advertising	981	658
Other accrued expenses	1,289	1,378

Total other current accrued liabilities	$3,393	$3,229

The following table provides details of other non-current accrued liabilities (in thousands):

	June 30, 2005	September 30, 2004

Other non-current accrued liabilities:
Deferred tax liabilities	$1,073	$975
Accrued rent	633	577
Other liabilities	377	390

Total other non-current accrued liabilities	$2,083	$1,942

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

(UNAUDITED

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues
North America	$7,631	$3,957	$16,078	$12,203
Japan	4,504	7,000	18,544	18,819
Taiwan	7,999	9,798	29,394	23,745
Other Asian countries	1,218	1,551	5,414	3,582
Europe	2,381	794	7,523	3,923

Total revenues	$23,733	$23,100	$76,953	$62,272

For the three months ended June 30, 2005, one customer accounted for 27% of total revenues. For the same period one year ago, two customers accounted for 18% and 10% of total revenues, respectively. For the nine months ended June 30, 2005, one customer accounted for 14% of revenues and for the nine months ended June 30, 2004, two customers accounted for 11% and 10% of total revenues respectively. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Earnings (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$738	$912	$5,970	$(2,133)

Weighted average common shares outstanding	24,893	24,471	24,759	24,413
Effect of dilutive securities (using the treasury stock method):
Stock options	888	343	864	—
Weighted average diluted common and equivalent shares outstanding

	25,781	24,814	25,623	24,413

Earnings (loss) per share:
Basic	$0.03	$0.04	$0.24	$(0.09)
Diluted	$0.03	$0.04	$0.23	$(0.09)

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

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. During the three months ended June 30, 2005 and 2004, there were approximately 2.9 million and 3.8 million outstanding employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive securities. During the nine months ended June 30, 2005 and 2004, there were approximately 3.6 million and 3.4 million employee stock options, respectively, that are out-of-the-money and therefore excluded from the calculation of the dilutive securities. Stock options are considered to be out-of-the-money when the option exercise price exceeds the average share price during the respective periods. The average exercise price for the three months ended June 30, 2005 and 2004 was $8.24 and $6.13, respectively, and for the nine months ended June 30, 2005 and 2004 was $7.99 and $6.69, respectively. For the nine months ended June 30, 2004, the Company reported net losses and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. The dilutive potential common shares that were anti-dilutive for that period amounted to 375,227 shares.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

Note 7. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill and purchased intangible assets during the nine months ended June 30, 2005 were as follows (in thousands).

(In thousands)	Goodwill	Acquired Intangible Assets	Purchased Intangible Assets
Balance, September 30, 2004	$13,433	$630	$18,500
Additions	500	—	—
Deletions	—	—	—
Foreign exchange adjustments	—	—	—

Balance, June 30, 2005	$13,933	$630	$18,500

In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill. In May 2005, the Company completed the second payment of $0.5 million, which was accrued for in March 2005 in accordance with the earn-out terms.

The following table summarizes amortization of goodwill and acquired intangible assets (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Amortization of acquired intangible assets	$17	$17	$53	$51
Amortization of purchased technology	838	838	2,514	2,514

Total acquisition-related charges	$855	$855	$2,567	$2,565

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

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

On November 11, 2004, Phoenix filed an amended complaint which made additional claims. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. Trial is currently set for September 26, 2005.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint curing the defects on January 14, 2005, and the demurrer was taken off the calendar. The parties settled the case pursuant to mediation on May 18, 2005. In settling the case, Phoenix agreed to pay Sterling Pacific the sum of $275,000 in full settlement and compromise of all claims and causes of action. The case has been dismissed.

In late July 2005, the Company received an assessment from the Taiwanese tax authorities disallowing certain intercompany general and administrative expenses reported on the Company’s tax return for the 2000 tax year. The Company is currently consulting with its Taiwanese tax advisors but is unable to assess the probability or magnitude of the financial impact of the tax assessment at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers, results of the SEC’s informal inquiry into revenue allocation among products and future revenue growth, and plans to improve and enhance existing products and develop new products. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation and regulatory inquiries, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2004.

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

Company Overview

We are a global leader in the development, design, and support of software products that define, identify, and restore connected digital devices based on the x.86 microprocessor architecture. These devices are targeted at both the industrial and consumer marketplaces, and include, but are not limited to, personal computers (“PCs”), servers, industrial computers (“IPCs”), point-of-sale computers (“POS”), printers, copiers, medical devices, automotive controls, gaming systems, and home entertainment systems. In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

We provide Core System Software (“CSS”), the evolution of BIOS (“Basic Input-Output System”), for PCs and servers, where we are the global leader, as well as for other devices. Our CSS customers are usually the devices’ original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who manufacture the devices with CSS firmware built-in.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We also provide additional software applications products for backup and restore for a device’s contents, device identification, instant-on access to certain frequently-used applications, as well as other device-enabling capabilities. Our customers for these applications products include OEMs as well as others with greater ability to market our products in solutions for devices that have already been delivered to the installed base; these customers include independent software vendors (“ISVs”), system builders, system integrators, IT departments, and in some cases end-users.

We believe that our products and services enable our customers to differentiate their products and packaged solutions through connected digital devices that are safer to use, more reliable, and significantly easier to use. They also enable our customers to bring these products and solutions to market faster, while reducing their manufacturing and support costs.

Fiscal 2005 Third Quarter Overview

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

The PC/Server Core System Software sector is currently our largest, representing 64% of our total revenue of $23.7 million during the third quarter of fiscal 2005. Revenue in this sector decreased by $2.9 million, or 16%, to $15.1 million in the third quarter from $18.0 million in the second quarter. Revenue in the PC/Server Applications sector increased by $0.8 million, or 18% to $5.2 million in the third quarter from $4.4 million in the second quarter. Revenues in the Non-PC Device sector decreased by $1.2 million, or 26%, from $4.6 million in the second quarter of 2005 to $3.4 million in the third quarter of 2005.

During the third quarter of fiscal 2005, we continued to enter into volume purchase agreements (or “VPAs”) with our larger ODM and OEM customers. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for anticipated consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to amounts not recognized as of the end of the quarter are recorded as deferred revenues. Our total deferred revenue increased to $9.0 million during the third quarter from $6.0 million at the end of the second quarter of fiscal 2005. The increase was primarily due to several volume purchase agreements closed in our Asia Pacific and Japan regions that were added to deferred revenues.

From time to time we enter into arrangements with our customers in which they pay a fixed upfront fee for an unlimited number of units. In all cases these paid-up arrangements are restricted either to specific Phoenix products, or to specific devices sold by our customers or both. These arrangements are negotiated in instances where the financial and strategic considerations for doing so are appropriate. During the third quarter of fiscal 2005, our revenues from paid-up licenses decreased from $11.2 million in the second quarter of 2005, or 41% of revenues, to $9.5 million in the third quarter of 2005, or 40% of revenues.

From time to time we enter into OEM contracts under which we receive undifferentiated license fees that cover both PC/Server Core System Software and PC/Server Applications. In order to allocate the undifferentiated license fees between Core System Software and Applications, we estimate the percentage of the undifferentiated license fee that would have applied to each product had the contract differentiated between the license fee for Core System Software and the license fee for Applications for purposes of discussing our revenue categories. This allocation has no impact on the timing or amount of our revenue recognition in any period. Our estimation methodology involves examination of various factors, such as the average sale prices for Core System Software and for Applications in a broad range of large transactions; the time period over which the average selling prices are calculated; the specific products involved; and competitive factors. This estimation methodology requires significant management judgment. As new transactions occur, we anticipate that our estimation methodology will continue to reflect a current assessment of factors that management deems relevant to making an appropriate estimate.

In closing the current quarter, we discovered that we had previously allocated undifferentiated license fees under certain contracts with an OEM customer for products installed on notebook computers but not for products installed on desktop computers. Desktop-related revenues under these contracts had all been reported as Core System Software revenue. As a result, we reallocated certain PC-related revenues, for the four quarters from the third quarter of fiscal 2004 through the second quarter of fiscal 2005, from Core System Software to Applications. The impact was a shift of approximately $0.4 million, $0.5 million, $0.6 million and $0.7 million, respectively, in these quarters from Core System Software revenue to Applications revenue. Total revenues, net income and cash flows from operations were not affected by this reallocation.

In August 2005, we received an informal inquiry from the Securities and Exchange Commission with a request for documents that appears to relate to how we allocate revenue between Core System Software and Applications. We are fully cooperating with the SEC. We have reassessed our historical allocation methodology and its application and, after considering the reallocation described above, believe that it continues to be appropriate. There can be no assurance that the SEC or management will not further examine how we allocate revenue under undifferentiated license fees or propose reallocation of certain revenues between Core System Software and Applications. We would not expect any such reallocation to affect total revenues, net income or cash flows from operations.

We plan to continue to enter into long-term VPA transaction agreements and paid-up license arrangements with our key customers; we believe that these deals stabilize our product pricing, block out our competitors and enable the relationship to focus on newer products and technology. Paid-up licenses also offer our customers the pricing flexibility that they require for their business needs. We also continue to develop and strengthen our partnerships with key system builders and channel distributors, allowing us to establish greater brand awareness of Phoenix and create a strong end-user demand for our core system and applications software products. Finally, the Company continues to invest in operational improvements, such as deploying and re-aligning engineering and sales resources to geographically better serve our customers, and improving internal processes and controls to enhance our ability to execute our strategies. There can be no assurance that our efforts will be successful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses remained consistent at $18.0 million for the third and second quarter of fiscal 2005.

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and other relevant current information. We accrued $3.5 million and $5.2 million of royalty revenues from our OEM/ODM customers as of June 30, 2005 and March 31, 2005, respectively. To date, the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

Amounts that have been invoiced under VPAs and relate to anticipated consumption beyond the following accounting quarter that we have determined to be not fixed or determinable are recorded as deferred revenues. During an accounting period, deferred revenues increase (or decrease) primarily to the extent that the dollar amount of new VPAs entered into during the period is greater (or less) than the revenue that is recognized during the period from those agreements and the outstanding deferred revenue balance at the beginning of the period. We believe virtually all deferred revenue will be recognized as revenue within the next 12 months.

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

Allowance for Sales and Doubtful Accounts. We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At June 30, 2005 and March 31, 2005, the allowance for

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales and doubtful accounts was $0.9 million and $1.0 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical royalty revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets. Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At June 30, 2005 and March 31, 2005, these assets, net of accumulated amortization, totaled $22.5 million and $23.9 million, respectively.

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

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. In May 2005, the Company completed the second payment of $0.5 million, which was accrued for in March 2005 in accordance with the earn-out terms.

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

After examining the available evidence at June 30, 2005, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Despite recent profitable results our past financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Income, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period.

				Percent of Revenue
Three months ended June 30:	2005	2004	% Change	2005	2004
Revenues	$23,733	$23,100	3%	100%	100%

Cost and Expenses
Cost of revenues	$4,371	$3,723	17%	18%	16%
Research and development	5,123	5,810	(12)%	22%	25%
Sales and marketing	8,954	8,354	7%	38%	36%
General and administrative	3,877	3,360	15%	16%	15%
Amortization of acquired intangible assets	17	17	0%	0%	0%
Stock-based compensation	58	72	(19)%	0%	0%

	$22,400	$21,336

				Percent of Revenue
Nine months ended June 30:	2005	2004	% Change	2005	2004
Revenues	$76,953	$62,272	24%	100%	100%

Cost and Expenses
Cost of revenues	$12,935	$11,379	14%	17%	18%
Research and development	15,068	16,818	(10)%	20%	27%
Sales and marketing	26,953	24,102	12%	35%	39%
General and administrative	11,506	9,585	20%	15%	15%
Amortization of acquired intangible assets	52	51	2%	0%	0%
Stock-based compensation	190	177	7%	0%	0%

	$66,704	$62,112

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Revenues by geographic region for the three and nine months ended June 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
Three months ended June 30:	2005	2004	% Change	2005	2004
North America	$7,631	$3,957	93%	32%	17%
Japan	4,504	7,000	(36)%	19%	30%
Taiwan	7,999	9,798	(18)%	34%	43%
Other Asian countries	1,218	1,551	(21)%	5%	7%
Europe	2,381	794	200%	10%	3%

Total revenues	$23,733	$23,100	3%	100%	100%

	Amount			% of Consolidated Revenue
Nine months ended June 30:	2005	2004	% Change	2005	2004

North America	$16,078	$12,203	32%	21%	20%
Japan	18,544	18,819	(1)%	24%	30%
Taiwan	29,394	23,745	24%	38%	38%
Other Asian countries	5,414	3,582	51%	7%	6%
Europe	7,523	3,923	92%	10%	6%

Total revenues	$76,953	$62,272	24%	100%	100%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Total revenues for the three months ended June 30, 2005 increased by 3% compared to the same period in fiscal 2004. Increases in revenue for the three months ended June 30, 2005 from North America and Europe were primarily attributable to strength in our Applications and Non-PC device revenue in those regions compared to the same period a year ago while declines in Japan and Taiwan were primarily attributable to lower run rates in our core system software business.

PC/Server Core System Software revenues were $15.1 million for the three months ended June 30, 2005 compared to $17.2 million for the same period in fiscal 2004. This decrease was primarily due to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impact of closing a large fully paid-up license transaction with a strategic customer in our Asia Pacific region in the third quarter of fiscal 2004. However, we experienced continued success in securing design wins and shipments of our Trusted Core product line across the desktop, notebook, and server businesses and we expect this to continue in future quarters, although we do not expect significant revenue growth overall in this sector.

PC/Server Applications revenues were $5.2 million for the three months ended June 30, 2005 as compared to $1.8 million for the same period in fiscal 2004. The increase was related to growth in our recovery and security applications business across an increasingly wider base of core customers in the PC-OEM and ODM spaces, as well as to a fully paid-up license transaction with one OEM for which a portion of the revenues was allocated to Applications. In particular, our security related applications revenues increased significantly during the third quarter of fiscal 2005, as we generated revenues from our TrustConnector product from several large system integrators in Japan. We expect this growth trend to continue across all regions as we make progress in reaching not only the market of new PC’s shipped, but the larger and wider installed base of PC’s as well.

The last revenue category is Non-PC devices, which includes both the Core System Software and applications. The Non-PC device sector recorded a decrease in revenue to $3.4 million in the third quarter of fiscal 2005 from $4.0 million in the third quarter of fiscal 2004. This decrease we associated with general volatility in revenues in this sector due to seasonality and the timing of customer products for which we secure design wins being brought to market. However, we signed contracts in the third quarter of fiscal 2005 with key customers in the gaming, set-top box, and storage device markets. We expect continued long-term growth in this category, as our efforts to penetrate customer product design cycles in prior quarters drives increased unit shipments and product revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, post-sales engineering support costs and amortization of purchased technology. Gross margin as a percentage of revenues was 82% and 84% for the three months ended June 30, 2005 and 2004, respectively. Gross margin was $19.4 million for each of the three months ended June 30, 2005 and June 30, 2004.

Research and Development Expenses

Research and development expenses were $5.1 million and $5.8 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 22% and 25%, respectively. The decrease in expenses was due to lower payroll and benefit-related spending as a result of overall lower headcount in place, as well as accelerating the hiring of new headcount in lower cost regional offices in China and India as part of our long-term strategy for developing new core system software and applications products.

Sales and Marketing Expenses

Sales and marketing expenses were $9.0 million and $8.4 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 38% and 36%, respectively. The increase in sales and marketing expense for the period was due to increased marketing programs spending, as we invested heavily in programs and initiatives to grow our emerging distribution channel and installed base revenues.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $3.4 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 16% and 15%, respectively. The increase in general and administrative expenses was due to increased consulting and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

professional services expenses pertaining to our ongoing Sarbanes-Oxley compliance efforts and other audit related activities, as well as increased payroll and related compensation expenses as a result of increased headcount supporting our general and administrative related activities.

Provision for Income Taxes

The Company recorded an income tax provision of $0.4 million for the three months ended June 30, 2005, as compared to provision of $0.9 million for the same period ended June 30, 2004. At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. As of June 30, 2005 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Total revenues for the nine months ended June 30, 2005 increased by 24% compared to the same period in fiscal 2004. The increase in revenue for the nine months ended June 30, 2005 from North America, Taiwan, other Asian countries and Europe were primarily attributable to increased unit shipments in our PC/Server Core System Software and Applications business compared to the same period a year ago.

PC/Server Core System Software revenues were $51.4 million for the nine months ended June 30, 2005 compared to $43.9 million for the same period in fiscal 2004. This increase was primarily due to increased unit shipments in this sector, partially offset by slightly declining overall average selling prices. The growth in unit shipments was the result of both organic growth from closing several key volume purchase agreement deals for our First BIOS and TrustedCore products, as well as the impact of entering into several significant fully paid-up license transactions with strategic customers in the Asia Pacific and Japan regions.

PC/Server Applications revenues were $13.2 million for the nine months ended June 30, 2005 as compared to $5.6 million for the same period in fiscal 2004. The increase was related to strong growth in our applications business across an increasingly wider base of core customers in the PC-OEM and ODM spaces, including closing a key application deal with a major OEM in the North America region. In particular, our security related applications revenues increased significantly, as we generated revenues from our TrustConnector product from several large system integrators in Japan.

The non-PC device sector remained relatively consistent at $12.3 million for the nine months ended June 30, 2005 as compared to $12.7 million for the same period in fiscal 2004. The minor decrease was associated with variability due to the timing of customer products for which we have secured design wins being brought to market.

Cost of Revenues and Gross Margin

Gross margin for the nine months ended June 30, 2005, was $64.0 million, as compared to $50.9 million for the same period in fiscal 2004. Gross margin as a percentage of revenues was 83% and 82% for the nine months ended June 30, 2005 and 2004, respectively. The increase in gross margin during the nine month period were mostly attributable to higher growth in overall revenue in relation to growth in post-sales customer support and third-party license fees. Amortization of purchased technologies from business combinations was $2.5 million for the nine months ended June 30, 2005 and for the same period in 2004

Research and Development Expenses

Research and development for the nine months ended June 30, 2005 and 2004, were $15.1 million and $16.8 million, respectively. As a percentage of revenues, these expenses represented 20% and 27%,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively. The decrease from prior year was due to lower payroll and benefit-related spending as a result of overall lower headcount in place, as well as accelerating the hiring of new employees in lower cost regional offices in China and India.

Sales and Marketing Expenses

Sales and marketing expenses were $27.0 million and $24.1 million for the nine months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 35% and 39%, respectively. The increase in expenses for this period was due to increased headcount related expenses in our sales and business development groups from the addition of employees to support our channel and non-PC sales businesses, as well as from increased marketing programs expenses as we continued to invest in strategies to build our customer base.

General and Administrative Expenses

General and administrative expenses were $11.5 million and $9.6 million for the nine months ended June 30, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 15% for both years respectively. The increase in general and administrative expenses was mostly due to increased consulting and professional services related expenses pertaining to our ongoing Sarbanes-Oxley compliance efforts and other audit-related activities, as well as increased payroll and related compensation expenses as a result of increased overall headcount across all G&A related functions.

Provision for Income Taxes

The income tax provision for the nine months ended June 30, 2005 of $3.4 million is comprised primarily of taxes on foreign income and foreign withholding taxes, but also includes a provision for state income taxes and Federal alternative minimum taxes. The effective tax rate for the nine months ended June 30, 2005 was 36% compared with (1,893)% for the comparable period ended June 30, 2004. This change in the effective tax rate was primarily due to the effect of overall pretax profitability during the nine months ended June 30, 2005 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax loss during the comparable period ended June 30, 2004.

Financial Condition

At June 30, 2005, our principal source of liquidity consisted of cash and cash equivalents totaling $47.5 million. The primary source of cash during the nine months ended June 30, 2005 was cash provided by operating activities of $11.6 million, and proceeds from stock purchases under stock option and stock purchase plans of $2.7 million. The primary use of cash during the same period was $4.0 million from the net purchases of investments and $2.5 million for capital additions. At June 30, 2004, our principal source of liquidity consisted of cash and cash equivalents totaling $38.9 million. The primary source of cash during the nine months ended June 30, 2004 was $15.8 million from operating activities and proceeds from stock purchases under stock option and stock purchase plans of $1.2 million. The primary use of cash during the same period was $1.0 million for capital additions and $0.5 million of additional payment related to the ISI acquisition for the use of certain technology. There were no outstanding borrowings with banks in either period.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $20.3 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.8 million, after sublease income of $1.1 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, we may have commitments pursuant to the original purchase agreement with ISI to make anniversary payments of $0.5 million per year for 3 years, from fiscal 2004, for the use of certain technology in our future products. In June 2004, we made the first payment in accordance with the earn-out terms in the agreement noted above. In May 2005, the Company completed the second payment of $0.5 million, which was accrued for in March 2005 in accordance with the earn-out terms.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended June 30, 2005.

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

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues from royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

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

Dependence on New Product Releases by Our Customers

Successful introduction of new products is key to our success in both our CSS and new applications businesses. Frequently our new products are used in our customers’ new products, making each of us dependent on the other for product introduction schedules. It can happen that a customer may not be able to introduce one of its new products for reasons unrelated to our new product. In these cases, we would not be able to ship our new product until the customer had resolved its other problems.

Due to continued economic downturn and market uncertainties in certain geographic regions, customers may delay their product introductions. If our customers do delay their product introductions, our ability to generate revenue from our new application products would be adversely affected.

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduction of new products on a timely basis. We have and will continue to address the need to introduce new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

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

Litigation and SEC Inquiry Risks

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

In August 2005, we received an informal inquiry from the Securities and Exchange Commission with a request for documents that appear to relate to how we allocate revenue between Core System Software and Applications. We are fully cooperating with the SEC and intend to continue to do so. We cannot predict the duration or outcome of the SEC’s inquiry. If the SEC expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of June 30, 2005, we have been issued 73 patents in the U.S. and had 39 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 137 patents with respect to our product offerings and have 140 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for us as of October 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. The implementation by us will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Attraction and Retention of Key Personnel

Our ability to achieve our revenue and operating performance objectives will depend in part on our ability to attract and retain top-tier engineering, sales, marketing, and administrative personnel. As we expand into new products and new markets we need to hire people with backgrounds different from our traditional CSS business. Accordingly, failure to attract and retain employees with the necessary skills could adversely affect our business and operating results. All of our employees, including executive officers and key personnel, are “employees-at-will”.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of June 30, 2005, two customers accounted for 16% and 15% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

In the applications software area, as with CSS, the Company competes with in-house and third party company solutions. The Company’s applications that reside in the protected area of hard drives compete with individual component software and diagnostic and repair software from other companies, as well as with PC manufacturer-developed solutions. Large enterprise solution competitors such as Altiris Incorporated and Symantec Corporation, as well as smaller third party companies are the primary players.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	The ability to provide products and services which meets the needs of out target customers;

•	The functionality and performance of these products;

•	Price;

•	The ability to introduce new products timely; and

•	Overall company size and perceived stability.

International Sales and Activities

Revenues derived from the international sales of our CSS product families comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, Japan, Korea, Taiwan, Hong Kong, China and India. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

Prior to filing this quarterly report on Form 10-Q, the Company discovered that revenue relating to one software license transaction that was reported in the Company’s Tokyo, Japan office in the third quarter of fiscal 2005 could not be recognized due to irregularities associated with the execution of the contract. Upon discovery of the irregularities associated with this transaction, the Company’s Audit Committee immediately launched an investigation conducted by its general and outside counsel. Based upon the results of the investigation conducted, the Company has concluded that the transaction in question was an isolated event. The Company is conducting a review of its policies and processes to mitigate the chance of a recurrence. However there can be no assurances that the Company will not discover irregularities in the future.

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

On November 11, 2004, Phoenix filed an amended complaint which made additional claims. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. Trial is currently set for September 26, 2005.

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

The parties agreed to dismiss the suit in Orange County and re-file in Santa Clara County. The complaint was filed in Santa Clara County on September 21, 2004. Phoenix filed a demurrer to the complaint on December 1, 2004, claiming that Sterling Pacific lacked the standing and capacity to sue. In response to the demurrer, Sterling Pacific filed a first amended complaint curing the defects on January 14, 2005, and the demurrer was taken off the calendar. The parties settled the case pursuant to mediation on May 18, 2005. In settling the case, Phoenix agreed to pay Sterling Pacific the sum of $275,000 in full settlement and compromise of all claims and causes of action. The case has been dismissed.

SEC Informal Inquiry. In August 2005, we received an informal inquiry from the Securities and Exchange Commission with a request for documents that appear to relate to how we allocate revenue between Core System Software and Applications. We are fully cooperating with the SEC and intend to continue to do so. We cannot predict the duration or outcome of the SEC’s inquiry. If the SEC expands its informal inquiry or decides to pursue enforcement action against us, or any other governmental agency or regulatory body takes similar action, our management could be distracted, we could incur substantial costs and there could be a material adverse effect on our business.

ITEM 6. EXHIBITS

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

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: August 15, 2005

By:	/s/ RANDALL BOLTEN
Randall Bolten
Chief Financial Officer
Date: August 15, 2005

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