Form 10-K/A
period 2004-09-30
PHOENIX TECHNOLOGIES LTD
filed 2005-10-07
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

Phoenix Technologies Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as filed with the Securities and Exchange Commission on December 27, 2004 (the “Original Form 10-K”), to revise the Company’s disclosure in Part II – Item 9A, “Controls and Procedures,” relating to the effectiveness of the Company’s disclosure controls and procedures and the remedial steps the Company is taking to correct the specifically identified internal control deficiencies and to file new officers’ certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment amends and restates Part II – Item 9A, “Controls and Procedures,” and Part IV – Item 15, “Exhibits and Financial Statement Schedules,” in the Original Form 10-K in their entirety as set forth below. This Amendment does not update any other information presented in the Original Form 10-K, except where specifically noted.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our chief executive officer and our chief financial officer have concluded that, for the reasons discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is communicated to the Company’s management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

1. Index to Consolidated Financial Statements of the Company and its subsidiaries filed as part of this report on Form 10-K:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm*

Consolidated Balance Sheets as of September 30, 2004 and 2003*

Consolidated Statements of Operations for the years ended September 30, 2004, 2003, and 2002*

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003, and 2002*

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003, and 2002*

Notes to Consolidated Financial Statements*

2. Consolidated Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts*

All other schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto. The consolidated financial statements and financial statement schedules follow the signature page hereto.*

3. Exhibits:

See attached Exhibit Index.

*	Previously filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ Albert E. Sisto
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: October 6, 2005

By:	/s/ Randall Bolten
Randall Bolten
Senior Vice President,
Finance and Administration, and Chief Financial Officer
Date: October 6, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001).

2.2	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).

10.1	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 0-17111).

10.2	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5	Amended and Restated 1991 Employee Stock Purchase Plan, as amended June 4, 1998 (incorporated herein by reference to Exhibit 99.2 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.6	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999).

10.7	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.8	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.9	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	Employment Agreement, dated October 1, 2001, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.11	Employment Agreement, dated August 8, 2002, between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002).

10.12	Employment Agreement, dated June 16, 2003, between Phoenix and Randall Bolten (incorporated herein by reference to Exhibit 10.13 to Phoenix’s Report on Form 10K for the year ended September 30, 2003).

10.13	Standard Industrial Lease - Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix as Tenant, dated as of May 16, 2003, for that certain property located at 915 Murphy Ranch Road, Milpitas (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report of Form 10-K for the year ended September 30, 2003).

10.14	Severance Agreement, dated March 15, 2004, between Phoenix and Michael J. Vanneman.**

14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Phoenix’s Report on Form 10K for the year ended September 30, 2003).

Exhibit Number	Description
21.1	Subsidiaries of the Registrant.**

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

24	Power of Attorney.**

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

**	Previously filed as an exhibit to the Original Form 10-K.