Form 10-Q/A
period 2004-12-31
PHOENIX TECHNOLOGIES LTD
filed 2005-10-07
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Phoenix Technologies Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004, as filed with the Securities and Exchange Commission on February 9, 2005 (the “Original Form 10-Q”), to revise the Company’s disclosure in Part I – Item 4, “Controls and Procedures,” relating to the effectiveness of the Company’s disclosure controls and procedures and the remedial steps the Company is taking to correct the specifically identified internal control deficiencies and to file new officers’ certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment amends and restates Part I – Item 4, “Controls and Procedures,” and Part II – Item 6, “Exhibits,” in the Original Form 10-Q in their entirety as set forth below. This Amendment does not update any other information presented in the Original Form 10-Q, except where specifically noted.

PART I – FINANCIAL INFORMATION

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

**	Previously filed as an exhibit to the Original Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ Albert E. Sisto
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date:	October 6, 2005

By:	/s/ Randall Bolten
Randall Bolten
Senior Vice President, Finance and Administration,
and Chief Financial Officer
Date:	October 6, 2005

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.3	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.**

**	Previously filed as an exhibit to the Original Form 10-Q.