Form 10-K
period 2005-09-30
PHOENIX TECHNOLOGIES LTD
filed 2005-12-29
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to .

Commission file number 0-17111

PHOENIX TECHNOLOGIES LTD.

(Exact name of registrant as specified in its charter)

Delaware	04-2685985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $177,655,148 based upon the last reported sales price of the registrant’s Common Stock on The Nasdaq National Market for such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2005 was 25,109,292.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2006 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including without limitation the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, plans to improve and enhance existing products, plans to develop and market new products, trends we anticipate in the industries and economies in which we operate, and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations.

Some of the factors that could cause future results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to: our ability to successfully enhance existing products and develop and market new products and technologies; adverse economic conditions and political instability in the geographic regions in which we operate; changes in industry and market conditions; variations in demand for secure and available digital devices; the rate of adoption of new operating system and microprocessor design technology; trends regarding the use of the x.86 microprocessor architecture for PCs and other digital devices; the ability of our customers to successfully introduce and market new products that incorporate our products; risks associated with our acquisition strategy; results of litigation; failure to protect our intellectual property rights; changes in our effective tax rates; our ability to successfully sell into new markets where we do not have significant prior experience; changes in financial accounting standards; changes in our relationship with leading software and semiconductor companies; our ability to retain and recruit key employees; our dependence on key customers; product and price competition in our industry; risks associated with our international sales and other activities, including currency fluctuations, acts of war or global terrorism, and changes in laws and regulations relating to our employees in international locations; and the effects of software viruses, power shortages and unexpected natural disasters. For a more detailed discussion of the risks associated with the Company’s business, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Risk Factors” section of this Form 10-K.

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

Phoenix Technologies is a global leader in the development, design, and support of software products that define, identify, and restore digital devices based on the x.86 microprocessor architecture. These devices include, but are not limited to, personal computers (“PCs”), servers and embedded machines. In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the evolution of BIOS (“Basic Input-Output System”), for PCs, servers and embedded devices, where Phoenix has established global market share leadership. CSS customers are usually original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in Phoenix firmware products at the manufacturing stage.

The Company also provides software applications products that restore a device’s contents, enable device identification to a network, and provide instant-on access to certain frequently-used applications. End customers for these applications products are enterprises, governments and service providers.

The Internet has significantly changed how business is conducted. Traditional PC platforms have become used more as “endpoints” of networks, rather than just standalone computing devices. Additionally, the rapid evolution of electronic device technology has enabled a broad range of digital devices, such as cell phones and PDAs to be connected to the Internet and used as critical elements of modern commerce. As a result, today’s PC and non-PC digital devices are integral to business continuity. This has created many more potential points of entry into corporate networks and hence a need to secure those endpoints. Sustaining and protecting business continuity from malicious attacks, viruses, and worms has also created a critical need for more sophisticated authentication and recovery practices that enable increased network security and user productivity.

To meet the demands of this changing environment, the Company has continued to develop and sell products that offer a range of capabilities to its customers. Phoenix’s mission is to provide device enabling and identification software that assures end point security and availability for connected digital devices.

The Company has further expanded its end-point security offerings with a new form of identity management software which utilizes fingerprint authentication, and is known as BioTrust ID. BioTrust ID is simple, easy-to-use identity management software for the Windows operating environment that enables strong authentication using a fingerprint. Using an industry-leading fingerprint matching algorithm for capturing and verifying fingerprints, BioTrust ID provides enterprises with a more secure way of managing user access. The biometric credentials themselves are protected from being tampered with through the use of Phoenix unique device ID technology. As government legislatures increasingly mandate that enterprises use multi-factor authentication to access mission critical data, Phoenix’s strategy will be to leverage its security offerings as industry standards for end-point availability and security for governments and enterprises.

The security features and software applications capabilities are both built into the device and added on to the installed base, to enable trust, to protect the network, and to recover critical data in the event of a successful attack. By continuing to leverage our firmware expertise to expand beyond CSS and PCs, we have enhanced and strengthened our market presence as X.86-based digital devices continue to evolve.

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

DESCRIPTION OF BUSINESS

The Company currently has one reportable segment, Phoenix, which includes TrustedCore, Award BIOS, FirstBIOS, FirstWare Assistant, cME Console, RecoverPro and TrustConnector products as well as related platform development tools and engineering services. See Note 9 of the Company’s Consolidated Financial Statements for further information regarding segments reporting and for customer revenues by geographic region.

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

Phoenix core system software products provide a critical link between hardware platforms and operating systems, while offering improved instant-on and operating system independent accessibility and reliability through Phoenix application products.

Additionally, increased security through Phoenix TrustedCore and TrustConnector solutions is achieved both in concert with, and independent of, the operating system. In each case, these products provide complete, inter-operable solutions for customers in the traditional PC marketplace, as well as those delivering a new class of non-PC digital devices.

Phoenix also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add solutions built on the Phoenix core managed environment (“cME”) platform. These partners, including ISVs, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, and content delivery.

Phoenix’s products include:

Phoenix TrustedCore

In fiscal year 2005, the Company introduced TrustedCore Service Pack 2 (“SP2”) for the entire TrustedCore product group, including TrustedCore Notebook, TrustedCore Desktop, TrustedCore Server, TrustedCore Embedded and Phoenix CoreArchitect. Phoenix TrustedCore is breakthrough Core System Software (CSS) that improves security and manageability of network-connected server, desktop and notebook PCs and embedded systems. The TrustedCore enhancements this year are specifically related to increased security functionality, including industry-standard compliance enabling built-in device security, digitally signed Core System Software updates and secure flash storage to protect the heart of the system.

The Phoenix TrustedCore product family also includes firmware, development tools and management applications that can be easily customized to meet the configuration requirements of various target markets. During fiscal 2005, the Company released the latest version of its visual development environment, Phoenix CoreArchitect. Phoenix CoreArchitect is integrated with Microsoft Visual Studio .NET, and provides Phoenix ODM and OEM partners with modular design and leading-edge visual development tools to deliver improved time to market and better return on investments in firmware development.

FirstBIOS Product Family

Phoenix’s FirstBIOS product family is currently Phoenix’s high volume CSS product family. The Phoenix FirstBIOS product family provides low-investment, high volume CSS functionality to PC and digital device manufacturers who do not require the network security and device authentication functionality of the Phoenix TrustedCore product family.

Phoenix FirstBIOS provides extensibility for a range of core platform utilities and applications, faster boot times, and a ROM-based security framework for strong authentication. Phoenix FirstBIOS Desktop uses an innovative parallel-processing design to reduce boot times by up to 25 percent while incorporating an additional layer of BIOS protection using patent-pending StrongROM™ security technology.

During fiscal 2005, Phoenix continued to enhance these CSS/BIOS products to meet the current and emerging requirements of different types of systems built by the Company’s manufacturing customers and to ease deployment and improve system manageability and serviceability.

Phoenix Applications

The Phoenix product family includes the following application products:

•	Phoenix Recover 2004 Manufacturing enables device manufacturers the ability to store a factory image on the device in a tamper-proof, locked-down partition that only the Phoenix Core System Software can access. Recover restores the original factory image (OS and applications software) without the need for a boot disk or recovery Compact Disks (“CDs”) for remote restoration. This product is sold to OEMs and is built-in at the manufacturing stage of the device.

•	Phoenix Recover Pro 2004 Manufacturing gives end-users built-in capabilities to recover and protect critical data and applications with the ability to restore the PC (including user data) to any chosen point in the drive’s history without the need for a boot disk, recovery CDs or back-up media.

•	Phoenix Recover Pro 2004 is designed for organizations and service providers who wish to provide end-users with the capability to recover and protect critical data and applications and the ability to restore the PC (including user data) to any chosen point in the drive’s history without the need for a boot disk, recovery CDs or back-up media. Recover Pro 2004 is designed to increase end-user productivity and reduce costs associated with IT and help desk services. Recover Pro 2004 can be installed on any compatible device at any point in its lifespan.

•	FirstWare Vault is a windows application that stores virtual CDs in the FirstWare protected area.

•	Phoenix FirstWare Assistant is an application that provides users with instant access to their Microsoft Outlook personal information management data and functions without having to wait to “boot” the PC, making it ideal for those crucial times when a user needs quick access to last-minute details such as the location of a meeting or a key phone number.

•	FirstWare ImageCast is disk preparation and duplication software to assist manufacturers and others involved in deploying new computers in the product suites. These disk tools are designed to rapidly install software on a new system’s hard disk.

•	Phoenix cME Console is a software application platform that provides an operating environment independent of the user’s OS in which various Phoenix applications can run. Phoenix cME Console provides device OEMs and system builders with a tamper resistant, authenticated implementation of a ‘protected hidden partition’ and easy-to-customize user interface (UI) that can not be over-written by virus or malware attacks, or even by the operating system (OS) itself. Phoenix cME Console includes innovative pre-configured functions designed to help system builders and PC OEMs differentiate their product offerings and generate new revenue streams through the support of pre-OS applications.

•	Phoenix TrustConnector provides seamless device identity and strong authentication for Windows environments. TrustConnector intelligently uses characteristics of the hardware on any x.86 architecture PC, to “harden” digital credentials. Phoenix TrustConnector provides platform-secured methods for protecting the device identity while ensuring that credentials belong to and can be used only on, the system to which they are issued. And if the system comes with Phoenix TrustedCore or Phoenix FirstBIOS core system software (CSS), it will provide even greater assurance by taking advantage of the CSS-embedded crypto engine and secure silicon to lock down private keys below the operating system. Alternatively, if the system is equipped with a Trusted Platform Module (“TPM”) device, Phoenix TrustConnector 2 can use the TPM resources for cryptography and secure storage.

Sales and Marketing

The Company markets and sells its CSS products and services through a global direct sales force, with sales offices in North America, Europe, Japan, and Asia Pacific, as well as through a network of regional distributors and sales representatives, OEMs, ODMs, resellers, value-added resellers, system integrators, system builders, and ISVs. Phoenix’s applications products are sold to enterprises, governments and services providers exclusively through channel reseller partners including distributors, systems integrators, value-added resellers and independent software vendors.

Customers: The Company’s CSS/BIOS technology is sold to OEMs and ODMs of PCs and of embedded systems. The Company has licensed its CSS/BIOS technology to various global technology leaders, including:

Original Equipment Manufacturers
Dell Computer Corporation	IBM Corporation	Samsung Electronics Co. Ltd.
Fujitsu Limited	Lenovo Group Ltd.	Sony Corporation
Fujitsu Siemens Computer	Matsushita Electronic Corp.	Toshiba, Inc.
Hewlett Packard Company	NEC Corporation	Sharp Corporation
Foxconn eMS, Inc.

Original Design Manufacturers	MotherBoard	Non-PC Systems
Arima Computer Corporation	ASUSTeK Computer, Inc.	Motorola, Inc.
Compal Electronics, Inc.	Elitegroup Computer Systems, Inc.	NCR Corporation
First International Computer, Inc.	Gigabyte Technology Co., Ltd.	NEC Corporation
Quanta Corporation	Micro-Star International Co., Ltd.	Taito Corporation
TriGem Computer, Inc.		Shanda Computer Co., Ltd.
Wistron Corporation		Advantech Co., Ltd.

The applications products are sold to the Company’s CSS/BIOS customers, as well as to resellers and system builders. The Company’s major customers for these products include Hewlett Packard Company, Fujitsu Ltd., International Business Machines, Samsung Electronics Co. Ltd., Hai Cheng (Shanghai) Information Technology Co. Ltd., Founder Computer Systems Co., Ltd., Lenovo Group Ltd., Unika and Gericom AG.

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

Significant Customers Lenovo (Singapore) Pte. Ltd. accounted for 15% and Quanta Computer Inc. accounted for 12% of the Company’s total revenues in fiscal 2005. International Business Machines Corporation accounted for 11% of the Company’s total revenues in fiscal 2004. No other customer accounted for more than 10% of total revenues in fiscal 2005, 2004, or 2003.

Competition: The Company competes for CSS/BIOS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than the Company. The Company believes that OEM/ODM customers often license the Company’s system software products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features, (2) easily leverage the additional value of other Phoenix solutions, such as Phoenix cME

StrongROM, (3) improve time to market, (4) reduce product development risks, (5) minimize product development and support costs, and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for CSS/BIOS sales with other independent suppliers, including American Megatrends Inc., a privately held company, and other small BIOS companies such as General Software, Inc. and Insyde Software, Inc.

In applications software, as with CSS/BIOS, the Company competes with in-house solutions that access the protected area of hard drives. The Company’s applications that reside in the protected area compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions. Price and product performance are the principal method of competition in this market. The Company leverages its existing business relationships, years of experience, intellectual property, and ability to provide integrated solutions on existing CSS/BIOS deployments as a competitive advantage against the competition.

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

PRODUCT DEVELOPMENT

The Company constantly seeks to develop new products, maintain and enhance its current product lines, maintain technological competitiveness, and meet continually changing customer and market requirements. The Company’s research and development expenditures in fiscal years 2005, 2004, and 2003 were $20.4 million, $22.3 million, and $27.1 million, respectively. All of Phoenix’s expenditures for research and development have been expensed as incurred. At November 30, 2005, the Company’s research and development and customer engineering group included 196 full-time employees.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in its technology. The Company has an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where a potential market for its products exists. As of September 30, 2005, we have been issued 75 patents in the U.S. and had 40 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 143 patents with respect to our product offerings and have 140 patent applications pending with respect to certain of the products we market. There can be no assurance that any of these patents would be upheld as valid if challenged.

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

EMPLOYEES

As of November 30, 2005 Phoenix employed 505 full-time employees worldwide, of 196 whom were in research and development and customer engineering, 222 were in sales and marketing, and 87 were in general administration. Phoenix’s employees are not represented by a labor organization, and the Company has never experienced a work stoppage. The Company considers its employee relations to be satisfactory.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

To the Company’s present knowledge, compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon its operations.

ITEM 2.    PROPERTIES

The Company leases approximately 86,000 square feet of office space in Milpitas, California for the Company’s headquarters under a facility lease that expires in 2013. The Company leases an approximately 49,000 square foot facility in Irvine, California under a lease agreement that expires in 2009. The Company has subleased all of the Irvine facility for the remainder of the lease term. The Company also leases office facilities in other locations including: Rockville, Maryland; Norwood, Massachusetts; Beaverton, Oregon; Taipei, Taiwan; Hong Kong; Shanghai, Beijing and Nanjing, China; Tokyo and Osaka, Japan; Seoul, Korea; Munich, Germany; and Maarssen, The Netherlands. These offices range from small sales offices to approximately 21,000 square feet of office space and generally provide engineering, sales, and technical support to customers. During fiscal 2005, the Company opened an approximately 6,000 square foot office in Hyderabad, India and an approximately 1,000 square foot office in Shenzhen, China under leases expiring in April 2010 and August 2006, respectively.

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

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc.    On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties unsuccessfully mediated the case on August 6, 2004.

On November 11, 2004, Phoenix filed an amended complaint which made additional claims for fraud, negligent misrepresentation and breach of the covenant of good faith and fair dealing. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims for breach of the covenant of good faith and fair dealing and breach of the California Business and Professions Code Section 17200 et seq. in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. Trial is currently set for March 13, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF PHOENIX TECHNOLOGIES LTD.

The executive officers of the Company serve at the discretion of the Board of Directors of Phoenix. As of the filing date of this Form 10-K, executive officers of the Company are as follows:

Name	Age	Position
Albert E. Sisto	56	Chairman, President, and Chief Executive Officer
Randall C. Bolten	53	Senior Vice President, Finance and Administration and Chief Financial Officer
W. Curtis Francis	56	Senior Vice President, Corporate Strategy and Development Division
David L. Gibbs	48	Senior Vice President and General Manager, Worldwide Field Operations Division
Scott C. Taylor	41	Vice President, General Counsel and Secretary
Ramesh V. Kesanupalli	40	Senior Vice President and General Manager of the Worldwide Product Operations Division

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

Mr. Bolten joined the Company as Senior Vice President of Finance and Administration and Chief Financial Officer in June 2003. Prior to joining the Company, he served as a consultant providing interim Chief Financial Officer services to entrepreneurial companies from 2001 to 2003. Mr. Bolten was Chief Financial Officer and Executive Vice President of Operations for BroadVision, Inc. (a company that provides personalized self-service Web applications) from 1995 to 2001. From 1992 to 1994, he served as Chief Financial Officer of BioCAD Corporation. From 1990 to 1992, he was Chief Financial Officer of the Business Development Division, and then Vice President of Finance at Teknekron Corp. Mr. Bolten holds a bachelor’s degree in economics from Princeton University and an MBA degree from Stanford University.

Mr. Francis joined the Company as Senior Vice President and General Manager of the Corporate Engineering and Planning Division in October 2001, and currently holds the title of Senior Vice President, Corporate Strategy and Development Division. Prior to joining the Company, he served as Vice President of Corporate Development for Quantum Corporation (a company that provides data storage, backup and recovery solutions) from 1998 to 2001. From 1995 to 1998, Mr. Francis was Vice President of Corporate Development and Strategic Planning at Advanced Micro Devices, Inc. Mr. Francis served as Vice President of Corporate Development at Sun Microsystems, Inc. from 1993 to 1995. Mr. Francis holds a bachelor’s degree in engineering and applied science from Yale University, a master’s degree in electrical engineering from the Massachusetts Institute of Technology and an MBA degree from Harvard University.

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

Mr. Kesanupalli joined the Company as Vice President of Applications Systems and Engineering in July 2004, and was promoted to Senior Vice President of the Applications Products Engineering Division in November 2004. Currently Mr. Kesanupalli serves as Senior Vice President and General Manager, Worldwide Product Operations. Prior to joining the Company, Mr. Kesanupalli was the founder and Chief Executive Officer of Kinera, Inc. (now Telsima, Inc., a company that provides converged telecommunications network solutions) from 1999 to 2003. From 1995 to 1999, Mr. Kesanupalli was the founder, President and Chief Executive Officer of Object Connect Inc. Mr. Kesanupalli currently serves as Chairman of the Board of Directors for Intensa Inc. Mr. Kesanupalli holds a bachelor’s degree in electronics engineering from the Madras Institute of Technology and a bachelor’s degree in physics from Nagarjuna University.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the Nasdaq National Market.

	High	Low
Year ended September 30, 2005
Fourth quarter	$8.58	$6.36
Third quarter	9.33	7.20
Second quarter	10.24	6.99
First quarter	8.41	5.03

Year ended September 30, 2004
Fourth quarter	$7.00	$4.83
Third quarter	7.02	5.23
Second quarter	8.32	4.94
First quarter	9.10	5.89

The Company had 192 shareholders of record as of November 30, 2005. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

The Company did not repurchase any of its equity securities during fiscal year ended September 30, 2005. On October 11, 2005, the Board of Directors authorized the Company to repurchase up to $15 million of its common stock over the next twelve months.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data below includes business combinations described in Note 3 to the Consolidated Financial Statements. The results of operations for any period are not necessarily indicative of the results to be expected for any future period.

Consolidated Statements of Operations Data

(In thousands, except per share data)

	For the Years ended September 30,
	2005	2004	2003	2002	2001
Revenues	$99,536	$86,750	$85,408	$93,080	$102,358
Gross margin	82,083	71,558	68,238	79,173	84,320
Operating Income (loss) from continuing operations	9,541	3,064	(15,121)	(5,620)	(1,160)
Income (loss) from continuing operations	277	449	(26,654)	(3,320)	(2,629)
Discontinued operations, net of tax	0	0	0	(1,570)	(15,373)
Net income (loss)	277	449	(26,654)	(4,890)	(18,002)
Earnings (loss) per share from continuing operations:
Basic	$0.01	$0.02	$(1.09)	$(0.13)	$(0.10)
Diluted	$0.01	$0.02	$(1.09)	$(0.13)	$(0.10)
Earnings (loss) per share:
Basic	$0.01	$0.02	$(1.09)	$(0.19)	$(0.72)
Diluted	$0.01	$0.02	$(1.09)	$(0.19)	$(0.72)

Consolidated Balance Sheet Data

(In thousands)

	September 30,
	2005	2004	2003	2002	2001
Cash, cash equivalents, and short-term investments	$74,827	$59,823	$47,246	$76,312	$32,994
Working capital	72,348	65,696	55,172	71,495	72,427
Total assets	131,036	120,885	116,463	153,286	162,266
Long-term obligations	2,205	3,590	2,464	726	2,151
Stockholders’ equity	96,964	93,029	91,391	125,957	119,696

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

Company Overview

Phoenix Technologies is a global leader in the development, design, and support of software products that define, identify, and restore digital devices based on the x.86 microprocessor architecture. These devices include, but are not limited to, personal computers (“PCs”), servers and embedded machines. In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the evolution of BIOS (“Basic Input-Output System”), for PCs, servers and embedded devices, where Phoenix has established global market share leadership. CSS customers are usually original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in Phoenix firmware products at the manufacturing stage.

The Company also provides software applications products that restore a device’s contents, enable device identification to a network, and provide instant-on access to certain frequently-used applications. End customers for these applications products are enterprises, governments and service providers.

Fiscal 2005 Overview

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

The PC/Server Core System Software sector is currently our largest, representing 65% of our total revenues in fiscal 2005, compared to 72% of our total revenues in fiscal 2004. Revenue in this sector in fiscal 2005 increased by approximately 4% from $62.1 million in fiscal 2004 to $64.5 million in fiscal 2005. We believe that our PC/Server Core System Software business is tracking well to pricing and growth trends in the overall PC industry, and that our overall market share continues to strengthen. Revenue in the PC/Server Applications sector increased significantly from $8.3 million in fiscal 2004, or 9% of fiscal 2004 revenues, to $19.2 million in fiscal 2005, or 19% of fiscal 2005 revenues. Revenue in the Non-PC Device sector decreased from $16.4 million in fiscal 2004, or 19% of fiscal 2004 revenues, to $15.9 million in fiscal 2005, or 16% of fiscal 2005 revenues. This result was less than our internal expectations because we were less effective than we hoped to be at building sales and distribution channels for our products in non-PC devices, and at delivering additional product features relevant to this sector.

The Company continues to make efforts to develop and implement its strategic plan to improve its business outlook and profitability. We are expanding our partnerships with key system builders and channel partners, as well as with their top customers, to establish brand awareness of our products and ultimately to generate increased demand. We also continue to re-align resources geographically to better serve our customers, including refocusing field support to speed up customer adoptions in the applications businesses, and maintaining disciplines on discretionary spending. Operating expenses increased from $68.5 million in fiscal 2004 to $72.5 million in fiscal 2005, due to the addition of sales and marketing headcount to support our products, increased investments in demand creation and channel building activities across all regions, and investments in financial controls and systems.

During fiscal 2005, we continued to enter into two types of transactions under which our ODM and OEM customers make larger and longer-term financial commitments: Volume purchase agreements (“VPAs”) and paid-up license agreements. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for anticipated consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to amounts not recognized as of the end of the quarter are recorded as deferred revenues. Our total deferred revenue decreased from $9.6 million at September 30, 2004 to $8.3 million at September 30, 2005. The decrease was primarily due to the shift toward paid-up license arrangements.

During fiscal 2005, we entered into an increased number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units. Under these arrangements, we recognize all license revenues upon execution of the agreement. In all cases these paid-up arrangements have restrictions, with respect either to specific Phoenix products, or to specific devices sold by our customers, or to both. Our revenues from such paid-up license arrangements increased from $15.6 million in fiscal 2004, or 18.0% of fiscal 2004 revenues, to $43.0 million in fiscal 2005, or 43.2% of fiscal 2005 revenues.

We plan to continue to enter into VPAs and paid-up license arrangements with our key customers; we believe that these deals stabilize our product pricing, block out our competitors and enable the relationship to focus on newer products and technology. Paid-up licenses also offer our customers the pricing flexibility that they require for their business needs, and enable them to install our products economically into devices and device designs that had not previously made use of our products. The relative number and dollar amount of VPAs, compared to paid-up licenses, will vary significantly from time to time, depending on a number of factors such as competition, customer preferences, and technology trends. The most significant factor is often where a product is in its lifecycle: a key factor in how prices are determined for paid-up licenses is an estimate of the number of units likely to be covered under the arrangement, and this estimate has less uncertainty to both Phoenix and our customers when we both have had significant volume experience already, and when the remaining shipment horizon is shorter.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies, among others, are affected by our more significant judgments and estimates used in the preparation of our consolidated financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance (consisting of product support services and rights to unspecified upgrades on a when-and-if available basis), and training. In many cases, and in all cases with respect to our Core System Software, our products are incorporated into the products of our OEM/ODM customers.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. We are required to exercise judgement in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent. Revenue from arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and using other relevant current information. Based on our estimates of earned but unreported royalties, we recognized $1.8 million and $6.4 million of royalty revenues from our OEM/ODM customers during the years ended September 30, 2005 and September 30, 2004, respectively. To date, the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

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

From time to time we enter into OEM contracts under which we receive undifferentiated license fees that cover both PC/Server Core System Software and PC/Server Applications. In order to allocate the undifferentiated license fees between Core System Software and Applications, we estimate the percentage of the undifferentiated license fee that would have applied to each product had the contract differentiated between the license fee for Core System Software and the license fee for Applications for purposes of discussing our revenue categories. This allocation has no impact on the timing or amount of our total revenue recognition in any period. Our estimation methodology involves examining various factors, such as the average sale prices for Core System Software and for Applications in a broad range of large transactions; the time period over which the average selling prices are calculated; and the specific products involved. This estimation methodology requires significant management judgment. As new transactions occur, we anticipate that our estimation methodology will continue to reflect management’s current assessment of factors that it deems relevant to making an appropriate estimate.

During the third quarter of fiscal 2005, we discovered that we had previously allocated undifferentiated license fees under certain contracts with an OEM customer for products installed on notebook computers but not for products installed on desktop computers. Desktop-related revenues under these contracts had all been reported as Core System Software revenue. As a result, we reallocated certain PC-related revenues, for the four quarters from the third quarter of fiscal 2004 through the second quarter of fiscal 2005, from Core System Software to Applications. The impact was a shift of approximately $0.4 million, $0.5 million, $0.6 million and $0.7 million, respectively, in these quarters from Core System Software revenue to Applications revenue. Total revenues, net income and cash flows from operations were not affected by this reallocation.

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

Allowance for Sales and Doubtful Accounts.    We record provisions for estimated sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2005 and 2004, the allowance for sales and doubtful accounts was $0.7 million and $1.6 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical royalty revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowances for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets.    Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2005 and September 30, 2004, these assets, net of accumulated amortization, totaled $21.0 million and $26.4 million, respectively.

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

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-

party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In June 2004, the Company made the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill. In May 2005, the Company completed the second payment of $0.5 million, which was accrued for in March 2005 in accordance with the earn-out terms.

Income Taxes. Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance:    When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

After examining the available evidence at September 30, 2005, we believe a full valuation allowance was necessary for the U.S. Federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Despite recent profitable results our past financial performance represented sufficient negative evidence to require a full valuation allowance against our U.S. Federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. Federal and state deferred tax assets.

Results of Operations

The following table includes Consolidated Statements of Operations data for the years ended September 30, 2005, 2004, and 2003, as a percentage of total revenues:

	2005	2004	2003
Cost of revenues:
License and service fees	14%	13%	16%
Amortization of purchased technology	3	4	4

Total cost of revenues	17	17	20

Gross margin	83	83	80
Operating expenses:
Research and development	20	26	32
Sales and marketing	36	38	39
General and administrative	17	15	17
Restructuring cost	—	—	10

Total operating expenses	73	79	98

Operating income from continuing operations	10	4	(18)

Income before income taxes	10	4	(18)
Income tax expense	10	3	13

Income from continuing operations	—	1	(31)

Net income (loss)	—%	1%	(31)%

Revenues

Our products are generally designed into x.86-based digital devices, including personal computers, servers, and other devices such as embedded industrial systems and consumer electronics devices.

Revenues by geographic region based on country of sale for fiscal years 2005, 2004, and 2003 were as follows (in thousands):

	Amount of Revenues			% Change		% of Revenues
	2005	2004	2003	2005	2004	2005	2004	2003
North America	$24,852	$16,342	$16,974	52.1%	(3.7)%	25.0%	18.8%	19.9%
Japan	21,803	29,034	27,987	(24.9)%	3.7%	21.9%	33.5%	32.7%
Taiwan	36,608	31,044	29,598	17.9%	4.9%	36.8%	35.8%	34.7%
Other Asian Countries	8,233	4,294	5,225	91.7%	(17.8)%	8.3%	4.9%	6.1%
Europe	8,040	6,036	5,624	33.2%	7.3%	8.0%	7.0%	6.6%

Total Revenues	$99,536	$86,750	$85,408	14.7%	1.6%	100.0%	100.0%	100.0%

Total revenues in fiscal 2005 increased by 14.7% compared with fiscal 2004. Revenues for fiscal 2005 from Japan decreased by 24.9%, while revenues from Taiwan, Other Asian Countries, North America, and Europe increased by 17.9%, 91.7%, 52.1%, and 33.2% respectively, from fiscal 2004. The decrease in Japan was primarily due to the continued migration of system manufacturing from OEMs to ODMs primarily based in Other Asian Countries that generally ship in higher volumes and at lower unit prices. The increase in revenue in Taiwan, Other Asian Countries, North America, and Europe was primarily due to 1) increased unit shipments as a result of general industry expansion as well as greater market share in the Core System Software sector, and 2) a number of large paid-up license arrangements that we entered into in fiscal year 2005, under which all revenues were recognized up-front.

Total revenues in fiscal 2004 increased by 1.6% compared with fiscal 2003. Revenues for fiscal 2004 from Other Asian Countries and North America decreased by 17.8% and 3.7%, respectively, while revenues from Japan, Taiwan and Europe increased by 3.7%, 4.9% and 7.3%, respectively, from fiscal 2003. The decrease in North America and Other Asian Countries was primarily due to the migration from OEMs to ODMs, which generally have higher volumes and lower unit prices. The increase in Japan, Taiwan, and Europe was primarily due to 1) a number of large paid-up license arrangements that we entered into in Taiwan and Europe in fiscal year 2004 where all revenues were recognized up-front and 2) increased unit shipments as a result of a strengthening economy in some of these regions in fiscal 2004.

The following table represents revenue by sector for fiscal 2005, 2004 and 2003 (in thousands):

	Years ended September 30,			% of Revenues
	2005	2004	2003	2005	2004	2003
PC/Server Core System Software	$64,492	$62,100	$67,281	64.8%	71.6%	78.8%
PC/Server Applications	19,165	8,283	4,817	19.3%	9.5%	5.6%
Non PC Core System Software and Applications	15,879	16,367	13,310	15.9%	18.9%	15.6%

Total	$99,536	$86,750	$85,408	100.0%	100.0%	100.0%

PC/Server Core System Software revenues were $64.5 million in fiscal 2005 as compared to $62.1 million in fiscal 2004. The increase in fiscal 2005 revenue in this sector was attributable to multiple factors including: increased unit shipments as a result of a modest increase in overall PC industry unit volume and a continuing shift in PC demand from desktops to notebooks, for which our unit price is higher, partially offset by continuing downward pressure on the prices of all components of PCs, which has been a long-term trend. Revenues in this sector also benefited from an increased number of large paid-up license arrangements in fiscal 2005, as revenues related to such paid-up arrangements increased from $9.9 million in fiscal 2004 to $30.6 million in fiscal 2005.

PC/Server Core System Software revenues were $62.1 million in fiscal 2004 as compared to $67.3 million in fiscal 2003. The decrease in fiscal 2004 revenue was primarily due to the continued migration of PC/Server manufacturing from our OEM customers to our larger ODM customers, resulting in lower overall average unit prices. This trend was partially offset by an increase in PC units shipped across the entire PC market and a shift in PC market share from desktop PCs to notebook PCs, for which we receive a higher unit price. Revenues in this sector also benefited from an increased number of large paid-up license arrangements in fiscal 2004, as revenues related to such paid-up arrangements increased from $3.9 million in fiscal 2003 to $9.9 million in fiscal 2004.

PC/Server Applications revenues were $19.2 million in fiscal 2005 as compared to $8.3 million for fiscal 2004. Revenues from paid-up license arrangements in this revenue sector increased from $0.5 million in fiscal 2004 to $8.2 million in fiscal 2005. However, the majority of this amount in fiscal 2005 came from transactions with OEMs where the principal focus of the paid-up license was Core System Software; in such cases we allocate revenues between Core System Software and Applications as discussed above under “Critical Accounting Policies and Estimates”. A number of our Applications products, including Recover Pro, TrustConnector, and Firstware Assistant, were introduced in their current architecture in mid- to late fiscal 2004, and consequently did not contribute significantly to revenues until fiscal 2005. Also, the company continued to make progress in increasing the range of our applications products available in the market through significant investments in new reseller, distribution, and system builder channels. As sales into designs originating from these channels tend to follow a much longer life cycle, we believe that the growth in total applications revenues demonstrates our success in securing new system designs and strengthening our relationships with our customers as they roll out their products.

PC/Server Applications revenues were $8.3 million in fiscal 2004 as compared to $4.8 million for fiscal 2003. The principal contributors to this revenue increase were a wider array of applications products available in the market and increased sales through our new distribution, reseller and system builder channels.

The last revenue sector is non-PC devices, which includes both Core System Software and Applications. Revenues in the non-PC device sector decreased slightly, to $15.9 million in fiscal 2005 from $16.4 million in fiscal 2004. Revenues from paid-up license arrangements in this revenue sector decreased from $6.4 million in fiscal 2004 to $4.2 million in fiscal 2005. The overall $15.9 million result was less than our internal expectations because we were less effective than we hoped to be at building sales and distribution channels for our products in non-PC devices, and at delivering additional product features relevant to this sector. Even so, we have successfully secured new designs in many critical new markets such as set-top boxes, gaming, and ATM terminals, and in future periods, we expect continued long-term growth in this sector as more and more device builders and vendors adopt x.86-based technology for their non-PC devices.

The non-PC device sector recorded a significant increase in revenue to $16.4 million in fiscal 2004 from $13.3 million in fiscal 2003. We believe there is less revenue stability here because this sector includes a high proportion of non-standard contracts, including paid-up license arrangements, for which revenue is recognized upon contract execution.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, engineering service costs and amortization of purchased technology. Gross margin as a percentage of revenues were 82%, 83%, and 80% for fiscal year 2005, 2004, and 2003. Gross profit was $82.1 million for fiscal year 2005 as compared to $71.6 million for the same period in fiscal 2004. The increase in dollar amount was related to higher revenues; however increased investment in our post-sales customer support teams resulted in a slight decrease in gross margin. Gross margin was $71.6 million for fiscal year 2004 as compared to $68.2 million for the same period in fiscal 2003. The increase in dollar amount was mainly related to higher revenues and the increase in percentage was related to improved efficiencies in our post-sales customer support group. Amortization of purchased technologies from business combinations was $3.4 million for each of fiscal year 2005, 2004, and 2003, respectively.

Research and Development Expenses

Research and development expenses were $20.4 million, $22.3 million, and $27.1 million in fiscal years 2005, 2004, and 2003, respectively. As a percentage of revenues, these expenses represented 20%, 26%, and 32% in fiscals 2005, 2004, and 2003, respectively. The decrease in expenses from fiscal 2004 to fiscal 2005 was primarily due to lower payroll and related expenses, as a result of the shift in research and development activity to lower-cost manufacturing centers in China and India throughout fiscal 2005. The decrease from fiscal 2003 to fiscal 2004 was primarily due to lower payroll and related expenses, as a result of the restructuring programs implemented in fiscal 2003.

Sales and Marketing Expenses

Sales and marketing expenses were $35.5 million, $32.6 million, and $33.2 million in fiscal years 2005, 2004, and 2003, respectively. As a percentage of revenues, these expenses represented 36%, 38%, and 39% in fiscal 2005, 2004, and 2003, respectively. The increase in dollar amount in 2005 was primarily driven by higher payroll and related compensation expenses and increased investment in sales and marketing programs, as a result of increasing our sales and marketing headcount across all regions and enhancing our distribution and reseller channel building efforts. The decrease in dollar amount from 2003 to 2004 was due primarily to lower payroll and related compensation expenses as a result of the fiscal 2003 restructuring program and tighter spending controls on marketing activities, partially offset by an increase in discretionary sales related expenses as a result of our enhanced channel building efforts and an increase in marketing program expenses related to increased product launches.

General and Administrative Expenses

General and administrative expenses were $16.4 million, $13.3 million, and $13.9 million in fiscal years 2005, 2004, and 2003, respectively. As a percentage of revenues, these expenses represented 17%, 15%, and 17%

in fiscal 2005, 2004, and 2003, respectively. General and administrative expenses, excluding professional services and other expenses in 2005 related to Sarbanes-Oxley compliance, remained relatively constant from fiscal 2003 to fiscal 2005.

Stock-Based Compensation

The stock-based compensation expenses were $0.2 million, $0.3 million, and $0.3 million in fiscal 2005, 2004, and 2003, respectively. Charges in fiscal 2005, 2004, and 2003 were primarily due to the amortization of options granted to purchase stock at exercise prices less than the fair market value on the measurement date—which will be discussed in more detail under “New Accounting Pronouncements”.

Restructuring Costs

Restructuring charges (credits) during fiscal 2005, 2004, and 2003, were $nil, ($0.1) million, and $8.8 million, respectively.

Fiscal 2003 Restructuring Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, the Company announced a restructuring program that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefit charges of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal 2004 the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. The unpaid portion of $1.7 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—noncurrent” in the Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were affected by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.2 million of excess accrual was reversed in the fourth quarter of fiscal 2003. Payments were completed as of September 30, 2003.

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were affected by this program. This resulted in an employee termination benefit charge of $1.4 million, which is recorded in accordance with SFAS 146. Actual payments for employee termination benefits were lower than the original provision as of March 31, 2004. As a result, $0.2 million of excess accrual was reversed in the second quarter of fiscal 2004. As of June 30, 2004 all payments related to this plan were paid in full.

As a result of the fiscal 2003 restructuring programs, we estimate pretax savings in operating expenses to be $10.2 million on an annualized basis.

See Note 7 to the consolidated financial statements for more details on our restructuring plans implemented in fiscal 2003.

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

Interest and Other Income, Net

Net interest and other income was $0.3 millions, $0.2 million, and $nil in fiscal years 2005, 2004, and 2003, respectively. Net interest and other income consists mostly of 1) interest income, which is primarily derived from cash and short-term investments, 2) foreign exchange transaction gains and losses and 3) losses on disposal of assets. The interest income generated each period is highly dependent on available cash and fluctuations in government interest rates. The average interest rate earned was approximately 3.1%, 1.5%, and 1.3% for fiscal years 2005, 2004, and 2003, respectively. All of the cash equivalents and short-term investments are in US dollars and are not subject to fluctuations in foreign currency exchange rates. In fiscal 2005, we invested mostly in highly liquid short-term taxable auction instruments and corporate notes. Interest income was $1.4 million, $0.6 million, and $0.6 million in fiscal years 2005, 2004 and 2003, respectively. Loss on disposal of assets was $nil, $0.3 million, and $nil, in fiscal years 2005, 2004 and 2003, respectively. The Loss in fiscal year 2004 was mainly related to assets written off from the relocation of our headquarters and closure of offices as part of the restructuring programs.

Provision for Income Taxes

We recorded an income tax provision of $9.6 million, $2.8 million, and $11.6 million reflecting effective tax rates of 97.2%, 86.2%, and (76.5%) in fiscal 2005, 2004, and 2003, respectively.

The effective tax rate in 2005 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income taxes, withholding taxes assessed by foreign tax jurisdictions, and an addition of $6.9 million to a reserve established for a transfer-pricing exposure related to intercompany charges between the Company’s Hong Kong Subsidiary and its branch operations in Taiwan.

This transfer-pricing exposure arose in the quarter ended September 30, 2005 with notice of the Taiwan tax authorities intent to assess a $0.7 million deficiency for the fiscal year ended 2000. The Company has reviewed the pending assessment and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $7.1 million exists, which as of September 30, 2005 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and plans to contest this assessment, however given the current political and economic climate within the Republic of Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

After examining the available evidence at September 30, 2005, we believe that a valuation allowance of $35.9 million against our net U.S. Federal and state net deferred tax assets was necessary due to our operating results in recent periods.

The effective tax rate in 2004 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income and withholding taxes assessed by foreign tax jurisdictions. After examining the available evidence at September 30, 2004, we believe that a valuation allowance of $21.0 million against our net U.S. Federal and state net deferred tax assets was necessary due to our operating results in recent periods.

The effective tax rate in 2003 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the loss before taxes primarily due to the net effect of a refund of taxes paid in prior years generated by a carry back of our 2003 US federal tax loss, offset by an increase in the valuation allowance for our U.S. federal and state net deferred tax assets, and foreign income and withholding taxes After examining the available evidence at September 30, 2003, we believe that a full valuation allowance against our net U.S. Federal and state net deferred tax assets was necessary due to our operating results in recent periods. For further information, refer to “Note 8—Income Taxes”.

Financial Condition

We reported $36.9 million consolidated cash and cash equivalent as of September 30, 2005. Net cash provided by continuing operating activities during fiscal 2005 was $15.1 million, consisting primarily of a increase of a $1.3 million increase in accounts receivable, a $2.3 million increase in prepaid royalties and maintenance, a $1.3 million increase in other assets, a $1.3 million decrease in deferred revenue, a $4.4 million increase in income tax, a $0.4 million increase in other working capital accounts, and an $7.3 million inflow of cash from net income adjusted for non-cash items. Net cash used in investing activities in fiscal 2005 was $20.6 million, consisting primarily of $17.0 million in purchases of short-term investments and $3.1 million in purchase of property and equipment. Net cash provided by financing activities during fiscal 2005 was $2.7 million, consisting primarily of the exercise of common stock and issuance of stock under Phoenix’s employee purchase plan.

We reported $38.9 million consolidated cash and cash equivalent as of September 30, 2004. Net cash provided by continuing operating activities during fiscal 2004 was $13.7 million, consisting primarily of a decrease of $2.1 million in accrued compensation and related liabilities, a $1.1 million decrease in accounts receivable, a $1.1 million decrease in accrued restructuring charges, a $2.5 million increase in prepaid royalties and maintenance, a $6.3 million increase in deferred revenue, a $0.8 million increase in other working capital accounts, and an $8.4 million inflow of cash from net income adjusted for non-cash items. Net cash used in investing activities in fiscal 2004 was $2.3 million, consisting primarily of $0.3 million in purchases of short- term investments and $1.5 million in purchase of property and equipment. Net cash provided by financing activities during fiscal 2004 was $1.2 million, consisting primarily of the exercise of common stock and issuance of stock under Phoenix’s employee purchase plan.

Stock Repurchase Program

In October 2005, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s common stock over the next twelve months.

In October 2002, the Board of Directors authorized a program to repurchase up to $15 million of Phoenix’s common stock over a twelve-month period. During fiscal 2003, the Company repurchased approximately 2,212,700 shares of its common stock at a cost of $9.7 million. During fiscal years 2004 and 2005, the Company did not repurchase any shares of its common stock.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $20.0 million. The operating lease obligations include a net lease commitment for the Irvine, California location of $1.6 million, after sublease income of $1.0 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 7 for further information on the Company’s restructuring plans.

On September 30, 2005, our future commitments were as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year (1)	1-3 years (2)	3-5 years (3)	More than 5 years (4)
Operating lease obligations	$19,984	$3,938	$6,595	$5,035	$4,416

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2005.

Note (1) fiscal year 2006

Note (2) fiscal years 2007-2008

Note (3) fiscal years 2009-2010

Note (4) fiscal years 2011 and beyond

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet agreements.

We believe that our current cash and cash equivalents, short-term investments and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first fiscal year beginning after June 15, 2005. The Company is required to adopt Statement 123R in its quarter ending December 31, 2005 and is in the process of assessing the impact of adopting this new standard.

Risk Factors

The additional following factors should be considered carefully when evaluating our business.

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues from royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, a significant amount of license fees in any quarter is dependent on signing agreements and delivering the licensed software in that quarter. Generally, we experience a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Our planned operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

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

Changes in Industry and Market Conditions

In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

End-User Demand for Device Security and Availability

Many of our current products and product features, such as Recover, Recover Pro, TrustConnector, and the security-related features in TrustedCore, are focused on helping to ensure that PCs and other digital devices are secure and available to the users, with a minimum of user skill required for end-users to take advantage of these capabilities. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, increased instances of malware, and increased end-user reliance on their digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate, or decelerate. Variations in demand for secure and available digital devices below our expectations could have a significant adverse impact on our operating results.

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology, related specifically to operating systems and to microprocessor designs, may have a significant impact on the relative demand for our different Core System Software products. In particular, Microsoft’s new Vista operating system, formerly codenamed Longhorn, is designed to support security capabilities that will operate more effectively on PCs running TrustedCore than on those running older versions of our CSS. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by TrustedCore to take full advantage of the new designs’ enhancements. For example, TrustedCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, including—Intel’s dual-core processor codenamed Napa—while older versions of our Core System Software will require more customization effort by our customers. As a result, the demand for TrustedCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units, for our legacy CSS products than for TrustedCore, our future reported revenues could be affected to the extent that revenues related to legacy CSS products may already have been recognized.

Market for Device Designs Based on the x.86 Microprocessor Architecture

Virtually all of our Core System Software products have been designed for devices running microprocessors that are variants of the x.86 microprocessor architecture. This is not a limitation in the PC marketplace, where almost all products use x.86 CPUs, but the x.86 share for most other devices, including servers, embedded industrial devices, and consumer electronics devices, is significantly less. We believe that the market for non-PC devices running on x.86 microprocessors is growing faster than the market for PCs, and the share of non-PC devices using x.86 microprocessors is increasing, in large part because we believe that x.86-based designs can be brought to market more quickly and efficiently, and at lower cost than designs based on other microprocessor architectures. However, the microprocessor design decision for manufacturers and vendors of digital devices is extremely complicated for a variety of reasons, including, but not limited to, cost, power consumption, heat generation, size, and the availability of engineering resources. There can be no assurance that trends regarding the type of microprocessor driving digital devices will continue as they have in the past, or that manufacturers and vendors of devices based on the x.86 architecture will use our Core System Software.

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

Due to continued economic downturn and market uncertainties in certain geographic regions, customers may delay their product introductions. If our customers delay their product introductions, our ability to generate revenue from our new application products would be adversely affected.

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduction of new products on a timely basis. We have addressed and will continue to address the need to introduce new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2005, we have been issued 75 patents in the U.S. and had 40 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 143 patents with respect to our product offerings and have 140 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Entrance into New or Developing Markets

As we focus on new market opportunities, we will increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we have. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of services and support may increase in the future. Finally, our efforts to sell PC Applications, and to sell Core System Software as well as Applications for non-PC devices, require us to sell into markets, or to players in those markets, where we do not have significant prior experience. Many of our competitors may have an advantage over us because of their larger presence and deeper experience in these markets. There can be no assurance that we will be able to develop and market products, services, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of September 30, 2005, Lenovo (Singapore) Pte. Ltd. accounted for 34% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

Competition

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Increased competition could result in pricing pressures, reduced margins, or the failure of one or more of our products to achieve or maintain market acceptance, any of which could adversely affect our business.

The Company competes for CSS sales primarily with in-house research and development (“R&D”) departments of PC manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than the Company. Major OEM companies which may use their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, IBM Corporation (workstation and server only), Toshiba Corporation, and Intel Corporation. In addition, some of these competitors are also our customers. Any inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

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

International Sales and Activities

Revenues derived from international sales comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. While the major portion of our license fee or royalty contracts are U.S. dollar denominated, we are entering into a number of contracts denominated in local currencies. We have international sales and engineering offices in Germany, the Netherlands, Japan, Korea, Taiwan, Hong Kong, China and India. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties related to regional economic circumstances, unexpected changes in local laws or regulations, political instability in emerging markets, difficulties in attracting qualified employees, and language, cultural and other difficulties managing foreign operations.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in the People’s Republic of China and India. Although our objective is to ensure a supply of talented employees at lower expense than we incur in our other employee locations, there can be no assurances that a favorable market for employees will continue to exist, or that changes in local conditions, such as labor laws and regulations, will not adversely affect our results of operations.

Prior to filing its quarterly report on Form 10-Q for the quarter ended June 30, 2005, the Company discovered that revenue relating to one software license transaction that was reported in the Company’s Tokyo, Japan office in the third quarter of fiscal 2005 could not be recognized due to irregularities associated with the execution of the contract. Upon discovery of the irregularities associated with this transaction, the Company’s Audit Committee immediately launched an investigation conducted by its general and outside counsel. Based upon the results of the investigation conducted, the Company concluded that the transaction in question was an isolated event. The Company is conducting a review of its policies and processes to mitigate the chance of a recurrence. However there can be no assurances that the Company will not discover irregularities in the future.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us or our competitors, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry or the x.86 based non-PC digital device industry, the overall trend toward industry consolidation both among our competitors’ and customers, the timing and size of orders from customers, our ability to achieve targeted cost reductions, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

Interest Rate Risk

We consider investments purchased with an original or remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and total investments (in thousands):

	September 30,
	2005	2004
Cash and cash equivalents	$36,905	$38,898
Short-term investment	37,922	20,925

Total	$74,827	$59,823

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, we limit the amount of credit exposure to any one issuer. At any time, a sharp increase in interest rates could have a material impact on interest earnings for our investment portfolio. The following table presents the hypothetical changes in fair value of investment securities held at September 30, 2005 and 2004 that are sensitive to changes in interest rates (in thousands):

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30, 2005	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Auction instrument and corporate notes	$38,491	$38,301	$38,112	$37,922	$37,732	$37,543	$37,353

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30, 2004	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Auction instrument and corporate notes	$21,239	$21,134	$21,030	$20,925	$20,820	$20,716	$20,611

These instruments are not leveraged and are considered available for sale investments. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. A basis point is defined as one-hundredth of a percentage point. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are mostly denominated in U.S. dollars. These subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2005 market rates would be immaterial on our net income.

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

(In thousands, except per share data)

	Fiscal 2005, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$22,583	$23,733	$27,044	$26,176
Gross margin	18,065	19,362	22,716	21,940
Operating Income (loss)	(708)	1,333	4,683	4,233
Net income (loss)	(5,693)	738	2,990	2,242
Basic earnings (loss) per share from continuing operations	$(0.23)	$0.03	$0.12	$0.09
Diluted earnings (loss) per share from continuing operations	$(0.23)	$0.03	$0.12	$0.09
Basic shares used in earnings (loss) per share calculation	24,983	24,893	24,786	24,599
Diluted shares used in earnings (loss) per share calculation	24,983	25,781	25,873	25,219

	Fiscal 2004, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$24,478	$23,100	$20,672	$18,500
Gross margin	20,665	19,377	16,630	14,886
Operating Income (loss)	3,044	1,565	604	(2,149)
Net income (loss)	2,582	912	(607)	(2,438)
Basic earnings (loss) per share from continuing operations	$0.10	$0.04	$(0.02)	$(0.10)
Diluted earnings (loss) per share from continuing operations	$0.10	$0.04	$(0.02)	$(0.10)
Basic shares used in earnings (loss) per share calculation	24,536	24,471	24,435	24,333
Diluted shares used in earnings (loss) per share calculation	24,748	24,814	24,435	24,333

ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this annual report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2005, as a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

In performing the assessment management has identified two material weaknesses in internal control over financial reporting as of September 30, 2005.

The first material weakness pertains to the operating effectiveness of controls relating to the period-end financial reporting process. Specifically, controls pertaining to timely review of reconciliations and account balances performed during the preparation of period-end financial statements were not effective. Errors resulting from this deficiency affected accrued liabilities, prepaid assets and other comprehensive loss accounts.

Adjustments were recorded in the consolidated financial statements for the year ended September 30, 2005 to correct the identified errors.

The second material weakness pertains to both the design and operating effectiveness of controls relating to the tax provision process. Specifically, there were errors in the annual tax provision for the year ended September 30, 2005 as a result of ineffective controls relating to the reconciliation of certain tax accounts, review of those reconciliations and calculation of the tax provision. The identified errors affected income tax expense and income tax asset and liability accounts. Adjustments were recorded in the consolidated financial statements for the year ended September 30, 2005 to correct the identified errors.

Management has concluded that each of the above control deficiencies represents a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses described above, management believes that, as of September 30, 2005, the Company’s system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report on Form 10-K.

Remediation Steps to Address Material Weaknesses.    We have an ongoing process of analyzing and improving our internal controls, including those related to the matters identified above.

With respect to the material weakness regarding the period-end financial reporting process, our management has identified steps intended to achieve the following results: (i) more consistent and timely close process across all of our geographic entities; (ii) more consistent accounting support documentation across both geographic entities and accounts; and (iii) more formal processes intended to ensure, and documentary evidence generated to confirm, that management has analyzed and reviewed significant account reconciliations.

With respect to the material weakness regarding the tax provision process, we made significant enhancements in our controls and procedures throughout the year ended September 30, 2005 to address deficiencies identified in the prior year. While we made substantial progress, errors were noted in fiscal 2005 primarily due to lack of timely reconciliation of certain tax accounts relating to our foreign subsidiaries. We will continue to enhance our controls and on an ongoing basis, reconcile all income tax accounts, including those of our foreign subsidiaries.

Notwithstanding the above-mentioned material weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and consolidated results of operations for the year ended, September 30, 2005.

Changes in Internal Control Over Financial Reporting.    There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to our discussion under remediation steps to address material weakness for changes undertaken or planned to be undertaken to enhance our internal controls.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which was filed as Exhibit 14.1 to the Form 10-K for the fiscal year ended September 30, 2003.

See Item 4 above for certain information required by this item with respect to the Company’s executive officers. The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the 2006 annual meeting of its stockholders (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

3.  See Item 15(b)

(b)  Exhibits

Exhibit Number	Description
2.1	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001, SEC file number 000-17111).

2.2	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002, SEC file number 000-17111).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Phoenix’s Form 8-A filed with the SEC on October 28, 1999, SEC file number 000-17111).

10.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 000-17111).

Exhibit Number	Description
10.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3*	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5*	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999, SEC file number 000-17111).

10.6*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.6.1*	Form of Stock Option Agreement for 1999 Director Option Plan.

10.7*	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002 SEC file number 000-17111).

10.7.1*	Form of Stock Option Agreement for 1999 Stock Plan.

10.8*	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002, SEC file number 000-17111).

10.9*	Employment Agreement dated October 1, 2001 between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002, SEC file number 000-17111).

10.10*	Employment Agreement dated August 8, 2002 between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002, SEC file number 000-17111).

10.11*	Employment Agreement dated June 16, 2003 between Phoenix and Randall Bolten (incorporated herein by reference to Exhibit 10.13 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

10.12	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

10.13*	Severance Agreement dated March 15, 2004 between Phoenix and Michael J. Vanneman (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report on Form 10-K for the year ended September 30, 2004, SEC file number 000-17111).

10.14*	Severance Agreement dated November 22, 2004 between Phoenix and Ramesh Kesanupalli.

10.15*	Severance Agreement dated January 12, 2004 between Phoenix and Scott C. Taylor.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney. See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

(c) See Item 15(a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: December 29, 2005

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

/s/ ALBERT E. SISTO	/s/ RANDALL BOLTEN
Albert E. Sisto Chairman, President and Chief Executive Officer (Principal Executive Officer)	Randall Bolten Senior VP, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: December 29, 2005	Date: December 29, 2005

/s/ TAHER ELGAMAL	/s/ GEORGE C. HUANG
Taher Elgamal Director	George C. Huang Director

Date: December 29, 2005	Date: December 29, 2005

/s/ RICHARD M. NOLING
Richard M. Noling Director	Anthony Sun Director

Date: December 29, 2005	Date: December 29, 2005

/s/ ANTHONY P. MORRIS	/s/ DAVID S. DURY
Anthony P. Morris Director	David S. Dury Director

Date: December 29, 2005	Date: December 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Phoenix Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

December 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Phoenix Technologies Ltd.

We have audited management’s assessment, included under Item 9A in the “Management’s report on internal control over financial reporting,” that Phoenix Technologies Ltd. did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phoenix Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

The first material weakness pertains to the operating effectiveness of controls relating to the period-end financial reporting process. Specifically, controls pertaining to timely review of reconciliations and account balances performed during the preparation of period-end financial statements were not effective. Errors resulting from this deficiency affected accrued liabilities, prepaid assets and other comprehensive loss accounts. Adjustments were recorded in the consolidated financial statements for the year ended September 30, 2005 to correct the identified errors.

The second material weakness pertains to both the design and operating effectiveness of controls relating to the tax provision process. Specifically, there were errors in the annual tax provision for the year ended September 30, 2005 as a result of ineffective controls relating to the reconciliation of certain tax accounts, review of those reconciliations and calculation of the tax provision. The identified errors affected income tax expense and income tax asset and liability accounts. Adjustments were recorded in the consolidated financial statements for the year ended September 30, 2005 to correct the identified errors.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 28, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that Phoenix Technologies Ltd. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Phoenix Technologies Ltd. has not maintained effective internal control over financial reporting as of September 30, 2005, based on the COSO control criteria.

Ernst & Young LLP

Palo Alto, California

December 28, 2005

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$36,905	$38,898
Short-term investments and available for sale securities	37,922	20,925
Accounts receivable, net of allowances of $681 and $1,569 at September 30, 2005 and September 30, 2004, respectively	22,684	23,871
Prepaid royalties and maintenance	2,254	2,266
Deferred income taxes	—	370
Other current assets	4,450	3,632

Total current assets	104,215	89,962
Property and equipment, net	4,550	4,519
Computer software costs, net	4,568	7,922
Goodwill	13,932	13,433
Intangible assets, net	368	437
Prepaid royalties—non current	17	2,221
Other assets	3,386	2,391

Total assets	$131,036	$120,885

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,120	$2,188
Accrued compensation and related liabilities	5,781	5,535
Deferred revenue	8,305	9,642
Income taxes payable	11,425	3,136
Accrued restructuring charges - current	496	536
Other accrued liabilities	3,740	3,229

Total current liabilities	31,867	24,266
Accrued restructuring charges—noncurrent	1,183	1,648
Other liabilities	1,022	1,942

Total liabilities	34,072	27,856

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 32,185 and 31,734 shares issued, 24,987 and 24,536 shares outstanding at September 30, 2005 and September 30, 2004, respectively	33	32
Additional paid-in capital	183,749	181,302
Deferred compensation	(302)	(777)
Retained earnings	5,070	4,793
Accumulated other comprehensive loss	(1,143)	(1,878)
Less: Cost of treasury stock (7,196 shares at September 30, 2005 and September 30, 2004)	(90,443)	(90,443)

Total stockholders’ equity	96,964	93,029

Total liabilities and stockholders’ equity	$131,036	$120,885

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2005	2004	2003
Revenues:
License and service fees	$99,536	$86,750	$85,408

Total revenues	99,536	86,750	85,408

Cost of revenues:
License and service fees	14,100	11,839	13,817
Amortization of purchased technology	3,353	3,353	3,353

Total cost of revenues	17,453	15,192	17,170

Gross margin	82,083	71,558	68,238
Operating expenses:
Research and development	20,377	22,326	27,064
Sales and marketing	35,516	32,597	33,246
General and administrative	16,413	13,277	13,896
Amortization of goodwill and acquired intangible assets	70	70	70
Stock-based compensation	180	280	290
Restructuring and related charges	(14)	(56)	8,793

Total operating expenses	72,542	68,494	83,359

Operating income (loss)	9,541	3,064	(15,121)
Interest and other income, net	320	193	20

Income (loss) before income taxes	9,861	3,257	(15,101)
Income tax expense (benefit)	9,584	2,808	11,553

Net income (loss)	$277	$449	$(26,654)

Earnings (loss) per share:
Basic
Income (loss)	$0.01	$0.02	$(1.09)

Net income (loss)	$0.01	$0.02	$(1.09)

Diluted
Income (loss)	$0.01	$0.02	$(1.09)

Net income (loss)	$0.01	$0.02	$(1.09)

Shares used in earnings (loss) per share calculation:
Basic	24,815	24,444	24,467
Diluted	25,621	24,799	24,467

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, SEPTEMBER 30, 2002	26,299	$31	$178,427	$(626)	$30,998	$(2,127)	$(80,746)	$125,957
Stock purchases under option and purchase plans	188	—	964	—	—	—	—	964
Repurchase of common stock	(2,213)	—	—	—	—	—	(9,697)	(9,697)
Deferred compensation	—	—	256	(256)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	207	—	—	—	207
Stock-based compensation	7	—	83	—	—	—	—	83
Comprehensive income:								—
Net income (loss)	—	—	—	—	(26,654)	—	—	(26,654)	$(26,654)
Translation adjustment, net of tax of $0	—	—	—	—	—	531	—	531	531

Comprehensive (loss)									$(26,123)

BALANCE, SEPTEMBER 30, 2003	24,281	$31	$179,730	$(675)	$4,344	$(1,596)	$(90,443)	$91,391
Stock purchases under option and purchase plans	255	1	1,189	—	—	—	—	1,190
Deferred compensation	—	—	276	(276)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	174	—	—	—	174
Stock-based compensation	—	—	107	—	—	—	—	107
Comprehensive income:
Net income (loss)	—	—	—	—	449	—	—	449	$449
Translation adjustment, net of tax of $0	—	—	—	—	—	(282)	—	(282)	(282)

Comprehensive income									$167

BALANCE, SEPTEMBER 30, 2004	24,536	$32	$181,302	$(777)	$4,793	$(1,878)	$(90,443)	$93,029

Stock purchases under option and purchase plans	451	1	2,751	—	—	—	—	2,752
Reversal of deferred compensation due to terminations			(307)	232				(75)
Amortization of deferred stock-based compensation	—	—	—	243	—	—	—	243
Stock /Options granted to consultants			3					3
Stock-based compensation	—	—		—	—	—	—	—
Comprehensive income:
Net income (loss)	—	—	—	—	277	—	—	277	$277
Translation adjustment, net of tax of $0	—	—	—	—	—	735	—	735	735

Comprehensive income									$1,012

BALANCE, SEPTEMBER 30, 2005	24,987	$33	$183,749	$(302)	$5,070	$(1,143)	$(90,443)	$96,964

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$277	$449	$(26,654)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	6,473	7,274	8,066
Stock-based compensation	180	280	290
Loss from disposal of fixed assets	—	268	65
Deferred income tax	370	167	12,537
Change in operating assets and liabilities:
Accounts receivable	1,258	(1,110)	(8,149)
Prepaid royalties and maintenance	2,348	2,478	1,915
Other assets	1,273	218	(2,404)
Accounts payable	(66)	796	(299)
Accrued compensation and related liabilities	261	(2,134)	(1)
Deferred revenue	(1,257)	6,346	(884)
Income taxes	4,449	(181)	(4,614)
Accrued restructuring charges	(601)	(1,113)	3,397
Other accrued liabilities	848	(64)	(385)

Net cash provided by operating activities	15,813	13,674	(17,120)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	210,973	195,320	354,202
Purchases of investments	(227,970)	(195,600)	(323,691)
Proceeds from the sale of fixed assets	—	38	—
Purchases of property and equipment	(3,081)	(1,545)	(3,744)
Acquisition of businesses, net of cash acquired	(500)	(500)	—

Net cash used in investing activities	(20,578)	(2,287)	26,767

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	2,746	1,191	964
Repurchase of common stock	—	—	(9,697)

Net cash provided by financing activities	2,746	1,191	(8,733)

Effect of changes in exchange rates	26	(281)	531

Net increase in cash and cash equivalents	(1,993)	12,297	1,445
Cash and cash equivalents at beginning of period	38,898	26,601	25,156

Cash and cash equivalents at end of period	$36,905	$38,898	26,601

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$2,752	$2,650	$4,616

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) is a global leader in the development, design, and support of software products that define, identify, and restore digital devices based on the x.86 microprocessor architecture. These devices include, but are not limited to, personal computers (“PCs”), servers and embedded machines. In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the evolution of BIOS (“Basic Input-Output System”), for PCs, servers and embedded devices, where Phoenix has established global market share leadership. CSS customers are usually original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in Phoenix firmware products at the manufacturing stage.

The Company also provides software applications products that restore a device’s contents, enable device identification to a network, and provide instant-on access to certain frequently-used applications. End customers for these applications products are enterprises, governments and service providers.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation.    The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and income statement transactions are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses recorded in interest and other income totaled $1.0 million, $0.1 million and $0.7 million during fiscal 2005, 2004 and 2003 respectively.

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

Revenue Recognition.    The Company licenses software under non-cancelable license agreements and provides services, including non-recurring engineering efforts, maintenance (consisting of product support services and rights to unspecified upgrades on a when-and-if available basis), and training. In many cases, and in all cases with respect to our Core System Software, our products are incorporated into the products of our OEM/ODM customers.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenues. If evidence of fair value of one or more undelivered elements does not exit, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from non-refundable up-front fee arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement.

Royalty revenues from OEMs/ODMs are generally recognized in each period based on estimated consumption during the reporting period by the OEMs/ODMs of products containing our software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. However, for volume purchase agreements (“VPAs”) we also recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the quarter and provided all other revenue recognition criteria have been met. Since we generally receive quarterly royalty reports from our OEMs/ODMs approximately 30 to 60 days following the end of the quarter, the Company has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM/ODM customers, utilizing historical experience, and using other relevant current information. The Company accrued $1.8 million and $6.4 million of royalty revenues from our OEM/ODM customers as of September 30, 2005 and September 30, 2004, respectively. To date, the variances between estimated and actual revenues have been immaterial. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable.    Accounts receivable include both amounts invoiced and unbilled royalty fees. Unbilled royalty fees totaled $1.8 million and $6.4 million for the years ended September 30, 2005 and 2004, respectively, and represent estimated royalties earned but not yet reported by certain customers. All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts and estimated sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit memo data, bad debt write-offs, and other known factors. At September 30, 2005 and 2004, the allowance for sales and doubtful accounts was $0.7 million and $1.6 million, respectively.

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

The following schedule summarizes the estimated fair value of our short-term investments (in thousands):

	September 30,
	2005	2004
Municipal Bonds	$19,650	$14,122
Corporate Notes	16,772	4,685
International Bonds	1,500	2,118

Total Short Term Investments	$37,922	$20,925

The following table summarizes the estimated fair value of our available-for-sale debt securities held in short-term investments classified by the stated maturity date of the security (in thousands):

	September 30,
	2005	2004
Due within one year	$18,272	$6,803
Due within two years	—	—
Due within three years	—	—
Due after three years	19,650	14,122

Total	$37,922	$20,925

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the intent and ability to hold these investments to maturity.

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

Credit Risk.    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The duration is less than 90 days. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations of all customers and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. One customer, Lenovo (Singapore) Pte. Ltd., accounted for 34% of accounts receivable as of September 30, 2005. Two customers, Sony Corporation and Gigabyte Technology Co. Ltd., accounted for 17% and 12% of accounts receivable as of September 30, 2004 respectively. One customer, Fujitsu Limited, accounted for 15% of accounts receivable as of September 30, 2003. No other customers accounted for greater than 10% of accounts receivable in both years.

Prepaid Royalties.    The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2005, the remaining useful life of the assets ranges from 1 to 2 years. Net prepaid royalties for third party licenses were $2.3 million and $4.5 million at September 30, 2005 and 2004, respectively. Amortization of prepaid royalties was $2.4 million, $3.1 million and $3.0 million for fiscal years 2005, 2004, and 2003 respectively.

Property and Equipment.    Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Computer Software Costs.    Computer software costs consist of purchased software acquired through business combinations and capitalized under the provisions of Statement of Financial Accounting Standards No. 86, “Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs in the research and development of new software products and enhancements are expensed as incurred. Capitalized computer software costs resulting from acquisitions are amortized over the economic life of the product, generally five to six years, using the straight-line method. Amortization of purchased technology was $3.4 million for each of fiscal years 2005, 2004, and 2003, respectively. There were no other purchases or additions of purchased technology during 2005, 2004 or 2003 respectively.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Impairment of goodwill and other long-lived assets.    The Company tests goodwill annually for impairment using a two-step process as required by SFAS 142. The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one operating segment, the Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually at October 1, 2005 in a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. Since the fair value of the reporting unit exceeds its net book value as of September 30, 2005, there is no goodwill impairment for the year.

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

Pursuant to SFAS 144, the Company determined that no indications of impairment existed for all long lived assets during fiscal 2004.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

Stock-Based Compensation.    The Company accounts for its stock option plans and employee stock purchase plan in accordance with provisions of the Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“SFAS 148”) which amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used in the reported results. SFAS 148 also requires the Company to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per-share amounts):

	Years Ended September 30,
	2005	2004	2003
Net income (loss), as reported	$277	$449	$(26,654)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	177	175	135
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of zero	(5,868)	(4,211)	(2,014)

Pro forma net loss	$(5,414)	$(3,587)	$(28,533)

Basic earnings (loss) per share:
As reported	$0.01	$0.02	$(1.09)

Pro forma	$(0.22)	$(0.15)	$(1.17)

Diluted earnings (loss) per share:
As reported	$0.01	$0.02	$(1.09)

Pro forma	$(0.21)	$(0.14)	$(1.17)

Per share data used
Basic	24,815	24,444	24,467
Diluted	25,621	24,799	24,467

The fair value of options granted in fiscal 2005, 2004, and 2003 reported above was estimated as of the date of the grant using a Black-Scholes multiple option pricing model. See Note 11 to the Consolidated Financial Statements for more information.

Advertising Costs.    We expense advertising costs as we incur them. We recorded advertising expense of approximately $2.1 million, $1.1 million and $1.8 million in fiscal 2005, 2004 and 2003 respectively.

Computation of Earnings (loss) per Share.    Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options and warrants, computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used in determining the number of shares assumed to be purchased from the exercise of stock options. For the year ended September 30, 2003, the Company reported a net loss and did not include the outstanding options in the calculation of diluted loss per share, as their inclusion would be anti-dilutive. See Note 6 to Consolidated Financial Statements for more information.

New Accounting Pronouncements.    In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first fiscal year beginning after June 15, 2005. The Company is in the process of assessing the impact of adopting this new standard.

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

The acquisition of Integrity Sciences in February 2001 included an earn-out agreement over a five-year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments were earned through September 30, 2002 and 2003. In June 2004, the Company completed the first payment of $0.5 million in accordance with the earn-out terms noted above, and recorded the payment as additional purchase price resulting in incremental goodwill.

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

The amounts allocated to purchased technologies (computer software costs) are being amortized over five to six years on a straight-line basis. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased technology. Amortization charged to costs of revenues was $3.4 million for fiscal 2005 and $3.3 million for fiscal 2004 and 2003 respectively. Accumulated amortization of purchased technology costs was $13.9 million, $10.6 million, and $7.2 million at September 30, 2005, 2004, and 2003, respectively. The unamortized purchased technology costs were $4.6 million, $7.9 million, and $11.3 million as of September 30, 2005, 2004, and 2003, respectively.

The following table represents the transactions to Goodwill (in thousands):

Goodwill
Balance, September 30, 2003	$12,932
Additions	500
Deletions	—
Adjustments	—

Balance, September 30, 2004	13,432
Additions	500
Deletions	—
Adjustments	—

Balance, September 30, 2005	$13,932

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Intangible assets consisted of the following (in thousands except useful life):

	Life in Years	September 30,
		2005	2004
Purchased Technology	4-5	18,500	18,500
Less Accumulated amortization		(13,932)	(10,578)

		4,568	7,922
Acquired Intangible Asset	8	630	630
Less Accumulated amortization		(262)	(193)

		368	437

Total net intangible assets		$4,936	$8,359

The following table summarizes amortization of acquired intangible assets and purchased technologies (in thousands):

	Years Ended September 30,
	2005	2004	2003
Amortization Acquired Intangible Assets	$70	$70	$70
Amortization of Purchased Technologies	3,353	3,353	3,353

Total acquistion-related charges	$3,423	$3,423	$3,423

At September 30, 2005, we expected annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged to amortization of purchased technology in cost of revenue and to amortization of acquired intangible asset in operating expenses on our statement of operations. Future acquisitions would cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges.

Expected Amortization Expense
Fiscal year ending September 30,
2006	$2,613
2007	1,803
2008	362
2009	70
2010	70
Thereafter	18

Total	$4,936

The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years. The amounts allocated to Goodwill associated with acquisitions completed prior to July 1, 2001, were being amortized using straight-line method over the estimated useful lives of five to six years up to October 1, 2002, the date of the Company’s SFAS 142 adoption. In accordance with SFAS 142 Goodwill is no longer amortized.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Property and Equipment, Net

Property and equipment consisted of the following (in thousands except useful life):

	Useful Life	September 30,
		2005	2004
Computer Hardware and Software	3	$21,000	$19,351
Telephone System	5	799	807
Furniture and fixtures	5	2,368	2,150
Construction in Progress		58	39
Leasehold improvements		2,147	1,902

Subtotal		26,372	24,249
Less: accumulated depreciation		(21,822)	(19,730)

Property and equipment, net		$4,550	$4,519

Depreciation expense related to property and equipment totaled $3.1 million, $3.9 million, and $4.6 million for fiscal 2005, 2004, and 2003, respectively.

Note 5.    Other Assets, Other Accrued Liabilities and Other Liabilities

The following table provides details of other assets (in thousands):

	September 30, 2005	September 30, 2004
Other Assets:
Deposits and Other	$2,125	$2,389
Deferred Tax	1,261	—
Long Term Investments	—	2

Total Other Assets	$3,386	$2,391

The following table provides details of other current accrued liabilities (in thousands):

	September 30, 2005	September 30, 2004
Other accrued liabilities:
Royalties and commissions	$736	$430
Accounting and legal fees	1,343	763
Co-op advertising	738	658
Other accrued expenses	923	1,378

Total other accrued liabilities	$3,740	$3,229

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides details of other liabilities (in thousands):

	September 30, 2005	September 30, 2004
Other Liabilities:
Deferred Tax	$—	$975
Accrued Rent	647	577
Other Liabilities	375	390

Total Other Liabilities	$1,022	$1,942

Note 6.    Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Years Ended September 30,
	2005	2004	2003
Net income (loss)	$277	$449	$(26,654)

Weighted average common shares outstanding	24,815	24,444	24,467
Effect of dilutive securities (using the treasury stock method):
Stock options	806	355	—

Total dilutive securities	806	355	—

Weighted average diluted common and equivalent shares outstanding	25,621	24,799	24,467

Earnings (loss) per share:
Basic
Income (loss)	$0.01	$0.02	$(1.09)

Net income (loss)	$0.01	$0.02	$(1.09)

Diluted
Income (loss)	$0.01	$0.02	$(1.09)

Net income (loss)	$0.01	$0.02	$(1.09)

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method.

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Stock options with exercise prices greater than the average market price for our common stock are excluded from the calculation of diluted income or loss per share because their effect is anti-dilutive. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded. The anti-dilutive weighted shares for fiscals 2005, 2004, and 2003 amounted to approximately 3,305,000, 3,656,000 and 5,068,000 shares respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through September 30, 2005 (in thousands):

	Severance and Benefits	Facilities Exit Costs	Asset Write-off	Total
Balance of accrual at September 30, 2002	$279	$—	$—	$279
Provision	4,796	2,479	118	7,393
Cash payments	(3,420)	(935)	—	(4,355)
Non-cash charges	—	—	(118)	(118)
True up adjustments	(328)	1,728	—	1,400

Balance of accrual at September 30, 2003	1,327	3,272	—	4,599
Cash payments	(1,127)	(1,232)	—	(2,359)
True up adjustments	(200)	144	—	(56)

Balance of accrual at September 30, 2004	—	2,184	—	2,184
Cash payments	—	(546)	—	(546)
True up adjustments	—	41	—	41

Balance of accrual at September 30, 2005	$—	$1,679	$—	$1,679

Fiscal 2003 Programs

During fiscal 2003, we implemented three restructuring programs:

In the first quarter of fiscal 2003, the Company announced a restructuring program that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal 2003, the second quarter of fiscal 2004, and the third quarter of fiscal 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal 2004 the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. The unpaid portion of $1.7 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—noncurrent” in the Consolidated Balance Sheets.

In the second quarter of fiscal 2003, Phoenix continued its effort in aligning global engineering resources. Approximately 15 positions across multiple business functions, primarily in research and development, were affected by this effort. This resulted in an employee termination benefit charge of $0.5 million. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Associated with Exit or Disposal Activities” (“SFAS 146”). All terminations were completed as of March 31, 2003. No future services will be rendered under the previous employee agreements. Payments were completed as of September 30, 2003.

In the fourth quarter of fiscal 2003, the Company furthered its restructuring program to align global engineering resources and streamline finance operations. Approximately 40 positions across business functions, primarily in research and development and finance, were affected by this program. This resulted in an employee termination benefit charge of $1.4 million. This charge is recorded in accordance with SFAS 146. Employee termination benefits were completed as of September 30, 2004.

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

Note 8.    Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Current:
Federal	$104	$(2,019)	$(5,171)
State	(186)	3	30
Foreign	11,531	4,597	4,157

Total Current	11,449	2,581	(984)

Deferred:
Federal	—	—	10,772
State	—	—	1,416
Foreign	(1,865)	227	349

Total Deferred	(1,865)	227	12,537

Income Tax (benefit) from continuing operations	$9,584	$2,808	$11,553

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
U.S.	$5,654	$2,229	$(20,466)
Foreign	4,207	1,028	5,365

	$9,861	$3,257	$(15,101)

The reconciliation of the United States Federal statutory rate to the Company’s income tax expense (benefit) from continuing operations is as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Tax at U.S. federal statutory rate	$3,451	$1,140	$(5,284)
State Taxes, net of federal tax benefit	(186)	3	1,446
Foreign taxes	8,448	1,594	4,506
Valuation allowance	(2,292)	—	10,772
Other	163	71	113

Income tax expense (benefit) from continuing operations	$9,584	$2,808	$11,553

	September 30,
	2005	2004
Deferred tax assets:
Foreign tax credits	$16,134	$16,517
Research and development tax credits	9,580	10,489
Minimum tax credit carryforward	1,149	1,149
Miscellaneous reserves and accruals	4,264	2,850
Depreciation and Amortization	4,416	601
State tax credit (net of federal benefit)	1,685	—
Intangible assets	—	3,514
Other	—	1,219

Total	37,228	36,339
Less valuation allowance	(35,882)	(20,965)

Net deferred tax assets	1,346	15,374

Deferred tax liabilities:
Unremitted foreign earnings	(85)	(15,775)

Total deferred tax liabilities	(85)	(15,775)

Net deferred tax assets	$1,261	$(401)

The Company believes a valuation allowance of $35.9 million is required against the U.S. federal and state deferred tax assets under SFAS 109. The valuation allowance increased by approximately $14.9 million,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreased by approximately $2.0 million and increased by approximately $17.6 million in fiscal years 2005, 2004 and 2003, respectively.

The Company is representing that it is permanently reinvesting the historic earnings of its foreign subsidiaries. The effect of this representation is the reduction in deferred tax liabilities of $15.8 million from the prior fiscal year. This reduction of the deferred tax liabilities balance was offset by an increase to the Company’s valuation allowance against deferred tax assets. Therefore, there was no income statement impact related to permanently reinvesting earnings in the current year. The amount of foreign earnings permanently reinvested is approximately $10.0 million as of September 30, 2005, and accordingly no U.S. federal tax has been provided on these earnings. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $500,000. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either fiscal 2005 or fiscal 2006. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. The Company did not elect this provision in fiscal 2005 and does not have plans to take advantage of this provision in 2006 due to the Company’s current loss carryforward position in the US.

As of September 30, 2005, the Company had available for U.S. federal income tax purposes research and development credits of $9.6 million, which will begin to expire in fiscal year 2006, if not utilized. The Company had a foreign tax credit carry-forward of $16.1 million that will start to expire in the fiscal year 2010, if not utilized. The Company also had an alternative minimum tax credit carry-forward of approximately $1.1 million that does not have an expiration period. The Company also has state research and development tax credits of approximately $2.6 million that do not have an expiration date. Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. An annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 9.    Segment Reporting

The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results as a single segment: Phoenix. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and, starting in fiscal 2004, specifying by product sectors for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its product sectors and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as Phoenix’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Years ended September 30,
	2005	2004	2003
North America	$24,852	$16,342	$16,974
Japan	21,803	29,034	27,987
Taiwan	36,608	31,044	29,598
Other Asian Countries	8,233	4,294	5,225
Europe	8,040	6,036	5,624

Total	$99,536	$86,750	$85,408

Net income (loss) from foreign operations was approximately $0.3 million, $(1.2) million, and $5.2 million for fiscal 2005, 2004, and 2003, respectively.

The following table represents revenue by sector for fiscal 2005, 2004 and 2003 (in thousands):

	Years ended September 30,			% of Revenues
	2005	2004	2003	2005	2004	2003
PC/Server Core System Software	$64,492	$62,100	$67,281	64.8%	71.6%	78.8%
Non PC Core System Software and Applications	15,879	16,367	13,310	15.9%	18.9%	15.6%
PC/Server Applications	19,165	8,283	4,817	19.3%	9.5%	5.6%

Total	$99,536	$86,750	$85,408	100.0%	100.0%	100.0%

Lenovo (Singapore) Pte. Ltd. accounted for 15% and Quanta Computer Inc. accounted for 12% of the Company’s total revenues in fiscal 2005. International Business Machines Corporation accounted for 11% of the Company’s total revenues in fiscal 2004. No other customer accounted for more than 10% of total revenues in fiscal 2005, 2004, or 2003.

Note 10.    Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations of $20.0 million include a net lease commitment for the Irvine location of $1.6 million, after sublease income of $1.0 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 7 for further information on the Company’s restructuring plans. Total rent expense was $4.1 million, $4.3 million, and $4.2 million in fiscal 2005, 2004, and 2003, respectively.

On September 30, 2005, future minimum operating lease payments required were as follows (in thousands):

Fiscal years ending September 30,
2006	$3,938
2007	3,356
2008	3,239
2009	3,033
2010	2,002
Thereafter	4,416

Total minimum lease payments	$19,984

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the Preliminary Attachment Motion in Korea and its interference with Phoenix’s contractual relationship with Samsung. Phoenix seeks damages in the amount of $150,000 for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the Preliminary Attachment Motion in Korea and interference with prospective economic advantage, including lost goodwill, the extent of which is presently unknown. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties unsuccessfully mediated the case on August 6, 2004. The parties did not reach a settlement in that mediation conference.

On November 11, 2004, Phoenix filed an amended complaint which made additional claims for fraud, negligent misrepresentation and breach of the covenant of good faith and fair dealing. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims for breach of the covenant of good faith and fair dealing and breach of the California Business and Professions Code Section 17200 et seq. in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. Trial is currently set for March 13, 2006.

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

Note 11.    Stockholders’ Equity

Stock Repurchase Program.    In October 2005, the Board of Directors has authorized the company to repurchase up to $15 million of its common stock over the next twelve months.

In October 2002, the Board of Directors authorized a program to repurchase of up to $15.0 million of Phoenix’s common stock over a twelve-month period. During fiscal 2003, the Company repurchased approximately 1,333,000 shares of its common stock at a cost of $4.9 million under the fiscal 2003 program.

The Company did not repurchase any of its equity securities during fiscal year ended September 30, 2005.

Employee Stock Purchase Plan.    In February 2002, the stockholders approved the adoption of the Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan (“2001 ESPP”) and the reservation of 200,000 shares of common stock for issuance. Also in February 2002, the 2001 ESPP replaced the 1991 ESPP. The 2001 ESPP allows eligible employees to purchase shares at six month intervals, through payroll deductions, at 85% of the fair market value of the Company’s common stock at the beginning or end of the six-month period, whichever is lower. The maximum amount each employee may contribute during an offering period is 10% of gross base pay. On February 6, 2003, the stockholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2001 ESPP by 300,000 shares. On March 8, 2004, the Shareholders approved an amendment to increase the number of shares of Common Stock reserved for issuance under the 2001 ESPP by 250,000 shares. As of September 30, 2005, 566,503 shares had been issued under the 2001 ESPP and approximately 183,497 shares remained reserved for future issuance.

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

On February 7, 2005, the Shareholders approved an amendment to the 1999 Director Option Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 200,000 shares and an amendment to the 1999 Stock Plan to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 990,000 shares.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the option activity under the Company’s option plans for all periods presented (in thousands, except per-share amounts):

	Options Outstanding
	Shares	Weighted Average Exercise Price
Balance as of September 30, 2002	5,888	$11.59

Options granted	1,094	4.73
Options exercised	(19)	4.02
Options canceled	(1,850)	12.13

Balance as of September 30, 2003	5,113	$9.95

Options granted	1,918	6.00
Options exercised	(30)	5.98
Options canceled	(1,166)	9.85

Balance as of September 30, 2004	5,835	$8.70

Options granted	2,135	7.58
Options exercised	(309)	6.10
Options canceled	(1,025)	7.82

Balance as of September 30, 2005	6,636	$8.60

On September 30, 2005, 2004, and 2003, the number of shares available for grant under all stock option plans were approximately 1,750,000, 1,759,000, and 2,671,000 respectively.

The following table summarizes information about stock options outstanding as of September 30, 2005 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.01 - $ 5.39	1,247	7.69	$4.85	570	$4.58
$ 5.48 - $ 6.76	1,071	7.40	5.99	540	6.09
$ 6.80 - $ 8.02	1,158	8.84	7.44	283	7.41
$ 8.08 - $ 9.52	1,052	7.49	8.64	413	8.81
$ 9.70 - $11.00	974	4.95	10.59	873	10.66
$11.06 - $15.75	828	4.76	13.51	818	13.51
$15.81 - $21.13	306	4.58	17.37	306	17.37

$ 0.01 - $21.13	6,636	6.90	$8.60	3,803	$9.92

Amortization of deferred stock-based compensation.    The Company amortizes deferred stock-based compensation primarily for options granted to purchase Phoenix stock at exercises prices less than the fair market value on the measurement date. For fiscal 2005, amortization of deferred stock-based compensation was $0.2 million and the unamortized deferred stock-based compensation at September 30, 2005 was $0.3 million. For fiscal 2004, amortization of deferred stock-based compensation was $0.2 million and the unamortized deferred stock-based compensation at September 30, 2004 was $0.8 million. For fiscal 2003, amortization of deferred stock-based compensation was $0.2 million and the unamortized deferred stock-based compensation at

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2003 was $0.7 million. For fiscal 2002, amortization of deferred stock-based compensation was $0.4 million and the unamortized deferred stock-based compensation at September 30, 2002 was $0.6 million.

The fair value of options granted in fiscal 2005, 2004, and 2003 reported above has been estimated as of the date of the grant using a Black-Scholes multiple option pricing model with the following assumptions for the years ended September 30, 2005, 2004, and 2003:

	Employee Stock Options			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Expected life from grant date (in years)	4.0	3.09	3.1	0.5	0.5	0.5
Risk-free interest rate	3.5%	2.6%	2.1%	3.2%	1.6%	1.3%
Volatility	0.78	0.84	0.9	0.53	0.53	1.14
Dividend yield	None	None	None	None	None	None

The weighted average estimated fair value of employee stock options granted during fiscal 2005, 2004, and 2003 was $5.33, $4.19, and $3.52 per share, respectively. The weighted average estimated fair value of shares granted under the ESPP Plans during fiscal 2005, 2004, and 2003 was $2.30, $2.35, and $2.71, respectively.

Note 12.    Retirement Plans

Employee 401(k) Plan.    The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal 2005, 2004, and 2003 were $0.5 million, $0.4 million, and $0.5 million, respectively.

Non-U.S. Benefits Plans.    The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. At September 30, 2005 and 2004 the Company had accrued $2.2 million and $2.0 million, respectively, for all such liabilities.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.

VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2005

(in thousands)

Year Ended	Balance at Beginning of Year	Provisions	Deductions (1)	Other	Balance at End of Year
ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS

September 30, 2005	$1,569	$473	$(1,361)	$—	$681
September 30, 2004	$1,496	$139	$(66)	$—	$1,569
September 30, 2003	$1,903	$133	$(540)	$—	$1,496

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable and the reduction of estimated allowances for sales returns.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Acquisition Agreement, dated as of December 21, 2001, among Phoenix, StorageSoft, Inc., StorageSoft Solutions, Inc., StorageSoft BV, Steve Anderson, Doug Anderson and Ramin Razavi (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-Q for the quarter ended December 31, 2001, SEC file number 000-17111).

2.2	Tender and Voting Agreement by and between Phoenix and Synopsys, Inc. dated July 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Report on Form 8-K dated July 23, 2002, SEC file number 000-17111).

3.1	Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).

3.2	By-laws of Phoenix as amended through February 6, 1995 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed with the SEC on March 10, 1995, Registration Statement No. 33-58027).

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Phoenix’s Form 8-A filed with the SEC on October 28, 1999, SEC file number 000-17111).

10.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995, SEC file number 000-17111).

10.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3*	1997 Non-statutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).

10.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).

10.5*	Employment Agreement dated June 8, 1999 between Phoenix and Albert E. Sisto (incorporated herein by reference to Exhibit 10.59 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1999, SEC file number 000-17111).

10.6*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).

10.6.1*	Form of Stock Option Agreement for 1999 Director Option Plan.

10.7*	1999 Stock Plan, as amended April 9, 2002 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002 SEC file number 000-17111).

10.7.1*	Form of Stock Option Agreement for 1999 Stock Plan.

10.8*	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002, SEC file number 000-17111).

10.9*	Employment Agreement dated October 1, 2001 between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.16 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002, SEC file number 000-17111).

10.10*	Employment Agreement dated August 8, 2002 between Phoenix and W. Curtis Francis (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the year ended September 30, 2002, SEC file number 000-17111).

Exhibit Number	Description
10.11*	Employment Agreement dated June 16, 2003 between Phoenix and Randall Bolten (incorporated herein by reference to Exhibit 10.13 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

10.12	Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. of the United States as Landlord and Phoenix (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

10.13*	Severance Agreement dated March 15, 2004, between Phoenix and Michael J. Vanneman (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report on Form 10-K for the year ended September 30, 2004, SEC file number 000-17111).

10.14*	Severance Agreement dated November 22, 2004 between Phoenix and Ramesh Kesanupalli.

10.15*	Severance Agreement dated January 12, 2004 between Phoenix and Scott C. Taylor.

14.1	Code of Ethics (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003, SEC file number 000-17111).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney. See signature page.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.