Form 10-Q
period 2005-12-31
PHOENIX TECHNOLOGIES LTD
filed 2006-02-14
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of January 31, 2006, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 25,035,789.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$45,016	$36,905
Short-term investments and available for sale securities	27,510	37,922
Accounts receivable, net of allowances	26,271	22,684
Prepaid royalties and maintenance	1,706	2,254
Other current assets	3,691	4,450

Total current assets	104,194	104,215

Property and equipment, net	4,606	4,550
Computer software costs, net	3,730	4,568
Goodwill	13,932	13,932
Intangible assets, net	351	368
Prepaid royalties - non current	—	17
Other assets	3,301	3,386

Total assets	$130,114	$131,036

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,963	$2,120
Accrued compensation and related liabilities	3,835	3,863
Deferred revenue	13,905	8,305
Income taxes payable	12,151	11,425
Accrued restructuring charges - current	417	414
Other accrued liabilities	3,143	3,740

Total current liabilities	35,414	29,867

Accrued restructuring charges - noncurrent	1,189	1,265
Other liabilities	2,997	2,940

Total liabilities	39,600	34,072

Stockholders’ equity:
Preferred stock	—	—
Common stock	33	33
Additional paid-in capital	185,885	183,749
Deferred compensation	—	(302)
Retained earnings (accumulated deficit)	(2,853)	5,070
Accumulated other comprehensive loss	(1,115)	(1,143)
Less: Cost of treasury stock	(91,436)	(90,443)

Total stockholders’ equity	90,514	96,964

Total liabilities and stockholders’ equity	$130,114	$131,036

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months ended December 31,
	2005	2004
Revenues	$18,589	$26,176
Cost of revenues	4,616	4,236

Gross Margin	13,973	21,940

Operating expenses:
Research and development	5,832	4,750
Sales and marketing	9,624	9,351
General and administrative	5,494	3,589
Amortization of acquired intangible assets	18	17

Total operating expenses	20,968	17,707

Income (loss) from operations	(6,995)	4,233

Interest and other income, net	555	(697)

Income (loss) before income taxes	(6,440)	3,536

Income tax expense	1,483	1,294

Net income (loss)	$(7,923)	$2,242

Earnings (loss) per share:
Basic	$(0.32)	$0.09
Diluted	$(0.32)	$0.09
Shares used in Earnings (loss) per share calculation:
Basic	25,014	24,599
Diluted	25,014	25,219

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(7,923)	$2,242
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	1,539	1,714
Stock-based compensation	1,405	72
Loss from disposal of fixed assets	(2)	-
Deferred income tax	-	370
Change in operating assets and liabilities:
Accounts receivable	(3,564)	362
Prepaid royalties and maintenance	569	574
Other assets	850	613
Accounts payable	(156)	(912)
Accrued compensation and related liabilities	(28)	17
Deferred revenue	5,637	(2,918)
Income taxes	731	(882)
Accrued restructuring charges	(71)	(344)
Other accrued liabilities	(539)	574

Net cash provided by (used in) operating activities	(1,552)	1,482

Cash flows from investing activities:
Proceeds from sales and maturities of investments	88,512	42,629
Purchases of investments	(78,100)	(45,130)
Purchases of property and equipment	(738)	(832)

Net cash provided by (used in) investing activities	9,674	(3,333)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,026	1,055
Repurchase of common stock	(993)	—

Net cash provided by financing activities	33	1,055

Effect of changes in exchange rates	(44)	1,063

Net increase in cash and cash equivalents	8,111	267
Cash and cash equivalents at beginning of period	36,905	38,898

Cash and cash equivalents at end of period	$45,016	$39,165

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2005 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of December 31, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassification. The Company reclassified approximately $2.0 million of its retirement reserve from Other accrued liabilities, current to Other liabilities, non-current as of September 30, 2005 to conform to the presentation as of December 31, 2005. The Company also reclassified approximately $82,000 from Accrued restructuring charges- current to Accrued restructuring charges- non-current as of September 30, 2005 to conform to the presentation as of December 31, 2005. The statement of operations for the three months ended December 31, 2004 have been adjusted to reclassify approximately $72,000 stock based compensation to different line items. These reclassification of liabilities on the balance sheet and reclassification of stock based compensation had no impact on the Company’s income (loss) from operations or net income (loss) for either of the periods ending on December 31, 2005 or December 31, 2004.

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

From time to time, the Company enters into arrangements with its customers in which they pay a fixed upfront fee for an unlimited number of units. The Company’s revenues from such paid-up license arrangements increased from $10.0 million in the first quarter of fiscal 2005, or 38% of first quarter fiscal 2005 revenues, to $11.8 million in the first quarter of fiscal 2006, or 63% of first quarter fiscal 2006 revenues. The Company benefits from paid-up license arrangements for a variety of reasons including: a) Enhancing our cash position and eliminating exposure to unforeseen events that would affect our ability to collect payment; b) Reducing our exposure to future price trends for the products, which in the software industry are often, if not usually, downward; c) Responding to competitive threats either actually occurring in the present or probable in the future; and d) Establishing a standard in a particular market for leadership and reference purposes.

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

Stock-Based Compensation. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended September 30, 2005 or 2004, nor in the three-month period ended December 31, 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective October 1, 2005, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended December 31, 2005, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three-month period ended December 31, 2005, is $1.4 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month period ended December 31, 2005 would have been ($0.26) had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.32). The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month period ended December 31, 2004 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Three Months Ended December 31, 2004
Net income as reported	$2,242
Add: Stock-based employee compensation expense included in reported net income	69
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax	(1,273)

Pro forma net income	$1,038

Basic and diluted earnings per share:
As reported	$0.09

Pro forma	$0.04

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three-month period ended December 31, 2005 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R) for this period.

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month period ended December 31, 2005 (in thousands):

Three Months Ended December 31, 2005
Costs and Expenses
Cost of goods sold	$97
Research and development	253
Sales and marketing	521
General and administrative	534

Total stock-based compensation expense	$1,405

There was no capitalized stock-based employee compensation cost as of December 31, 2005. There were no recognized tax benefits during the quarter ended December 31, 2005.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues

The fair value of options granted in the three months ended December 31, 2005 and 2004 reported above has been estimated as of the date of the grant using a Black-Scholes single and multiple option pricing model respectively with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three months ended December 31,		Three months ended December 31,
	2005	2004	2005	2004
Expected life from grant date (in years)	4.0 - 10.0	3.4	0.5 - 2.0	0.5
Risk-free interest rate	4.3%	3.0%	4.3% - 4.4%	2.5%
Volatility	0.7 - 0.8	0.8	0.5 - 0.6	0.5
Dividend yield	None	None	None	None

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

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended December 31,
	2005	2004
Net income (loss)	$(7,923)	$2,242
Other comprehensive income (loss)
Unrealized loss from short-term investments	3	—
Foreign currency translation adjustments	24	1,064

Comprehensive income (loss)	$(7,896)	$3,306

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through December 31, 2005 (in thousands):

	Facilities Exit Costs	Total
Balance of accrual at September 30, 2004	$2,184	$2,184
Cash payments	(546)	(546)
True up adjustments	41	41

Balance of accrual at September 30, 2005	$1,679	$1,679

Cash payments	(72)	(72)
True up adjustments	—	—

Balance of accrual at December 31, 2005	$1,607	$1,607

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of December 31, 2005, the remaining accrual balance of $1.6 million is related to a facility exit plan implemented in the first quarter of fiscal 2003 and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current”.

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

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	December 31, 2005	September 30, 2005
Other accrued liabilities current:
Royalties and commissions	$724	$736
Accounting and legal fees	239	1,343
Co-op advertising	661	738
Other accrued expenses	1,519	923

Total other accrued liabilities current	$3,143	$3,740

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides details of other non-current accrued liabilities (in thousands):

	December 31, 2005	September 30, 2005
Other accrued liabilities non-current
Accrued Rent	$655	$647
Retirement Reserve	2,264	2,199
Other Liabilities	78	94

Total Other accrued liabilities non-current	$2,997	$2,940

Note 5. Segment Reporting and Significant Customers

The Chief Operating Decision Maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The Chief Operating Decision Maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition Phoenix does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended December
	2005	2004
Revenues:
North America	$2,298	$4,133
Japan	5,518	8,036
Taiwan	9,524	11,204
Other Asian Countries	804	1,583
Europe	445	1,220

Total Revenues	$18,589	$26,176

For the three months ended December 31, 2005, three customers accounted for 16%, 13%, and 11% of total revenues. For the three months ended December 31, 2004, three customers accounted for 28%, 12%, and 11% of revenues, respectively. No other customers accounted for more than 10% of total revenues during the three months ended December 31, 2005 and 2004.

Note 6. Earnings (Loss) per Share

Basic earnings per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods. Diluted earnings per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended December 31,
	2005	2004
Net income (loss)	$(7,923)	$2,242

Weighted average common shares outstanding	25,014	24,599
Effect of dilutive securities (using the treasury stock method):
Stock options	—	620

Weighted average diluted common and equivalent shares outstanding	25,014	25,219

Earnings (loss) per share:
Basic	$(0.32)	$0.09
Diluted	$(0.32)	$0.09

Due to the Company’s net loss for the three months ended December 31, 2005, ordinary share equivalents from stock options to purchase approximately 6.4 million shares, which is all the Company’s outstanding stock options, were excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect. Ordinary share equivalents from stock options to purchase approximately 3.3 million shares outstanding during the three months ended December 31, 2004 were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the Company’s ordinary shares, and thus including them would have had an anti-dilutive effect.

Note 7. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill and purchased intangible assets during the three months ended December 31, 2005 were as follows (in thousands).

(In thousands)	Goodwill	Acquired Intangible Assets	Purchased Intangible Assets
Balance, September 30, 2005	$13,932	$630	$18,500
Additions	—	—	—
Deletions	—	—	—
Foreign exchange adjustments	—	—	—

Balance, December 31, 2005	$13,932	$630	$18,500

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes amortization of acquired intangible assets (in thousands):

	Three months ended December 31,
	2005	2004
Amortization Acquired Intangible Assets	$18	$17
Amortization of Purchased Technologies	838	838

Total acquisition-related charges	$856	$855

At December 31, 2005, we expect annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to amortization of acquired intangible asset in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges.

Expected Amortization Expense
Remainder of 2006	$1,757
Fiscal year ending September 30,
2007	1,803
2008	362
2009	70
2010	70
2011	18
Thereafter	—

Total	$4,080

The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years.

Note 8. Stock Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and 6.25% quarterly there after over the remaining three year period, expiring ten years from date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. As of December 31, 2005, we had 7,601,846 shares of common stock reserved for future issuance under our stock option plans and ESPP.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1999 Stock Plan

In November, 1998, the Board of Directors adopted the 1999 Stock Plan (the “Plan”), which was approved by stockholders in January 1999. In February 2000, February 2001, April 2002, and March 2005, the stockholders approved amendments to the Plan to increase the number of shares reserved. Under the 1999 Plan, at December 31, 2005, 5,600,000 shares had been authorized by the Board of Directors and approved by the shareholders and 4,792,545 shares of common stock were reserved for future issuance.

The Plan is administered by a Committee appointed by the Board of Directors, and authorizes the issuance of stock-based awards, including incentive stock options and non-statutory stock options, stock appreciation rights and stock awards to officers and other key employees, and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the Committee determines the prices of all other stock awards. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Focal stock option grants vest at a rate of 6.25% quarterly over a period of 48 months. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or their relationship with the Company. Vested options granted under the 1999 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to our capital structure.

Director Option Plan

The Director’s Stock Option Plan (the “Director Plan”) was adopted by our Board of Directors and our stockholders in February 2000, and amended by our Board of Directors in November 2000, November 2001, October 2002 and October 2004. Under the Director Option Plan, at December 31, 2005, 680,000 shares had been authorized by the Board of Directors and approved by the shareholders and approximately 680,000 shares of common stock were reserved for future issuance.

The Compensation Committee of our Board of Directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director will automatically receive a non-statutory stock option to purchase 15,000 shares of common stock each year on the anniversary date of which each non-employee director became a director. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant, expire ten years from the date of grant and are fully vested on the date of grant. Vested options granted under the Director Plan generally may be exercised for six-months after termination of the director’s service to the Company, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the even of a change relating to our capital structure.

1997 Non-Qualified Stock Option Plan

Our Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (the “1997 NQ Plan”) in July, 1997. The 1997 NQ Plan authorizes the issuance of 1,317,576 shares of non-qualified stock options to non-officer employees and consultants. As of December 31, 2005, 944,871 shares of common stock were reserved for future issuance under the 1997 NQ Plan.

The Compensation Committee of our Board of Directors administers the 1997 NQ Plan. Stock options are granted at an exercise price of not less than the fair market value on the date of grant and expire ten years from the date of the grant unless expiration occurs earlier in connection with termination of employment. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Focal stock option grants vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under the 1997 NQ Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12-months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to our capital structure.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors and approved by our stockholders in November of 2001, and was amended and restated by our Board of Directors in November, 2005, subject, in certain cases, to stockholder approval at our 2006 annual meeting of stockholders. Under the Employee Stock Purchase Plan, at December 31, 2005, 750,000 shares had been authorized by the Board of Directors and approved by the shareholders and 73,543 shares of common stock were reserved for future issuance.

The Compensation Committee of our Board of Directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the first day of the offering period or (b) the applicable purchase date within such offering period. A 24-month offering period commences every six months, generally on the first business day of June and November of each year. The offering period is divided into four six-month purchase periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month purchase period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee’s eligible compensation and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

Other Stock-Based Plans

The Company has two stock based compensation plans available from which no additional options are being granted; the 1996 Equity Incentive Plan (the “1996 Plan”) and the 1998 Stock Plan (the “1998 Plan”). Under the 1996 and 1998 plans, at December 31, 2005, 800,000 and 780,000 shares respectively had been authorized by the Board of Directors and approved by the shareholders. Also, at December 31, 2005, 583,521 shares and 527,366 shares of common stock were reserved for future issuance under the 1996 and 1998 Plans respectively.

Both plans allow for the issuance of incentive and non-statutory stock options, as well as restricted stock to employees, directors and consultants of the Company. Only employees may receive an incentive stock option. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or their relationship with the Company. Non-statutory stock options granted from the 1996 Plan may not be granted at less than 85% of the closing fair market value on the date of grant and incentive options at less than 100% of the closing fair market value on date of grant; options granted from the 1998 Plan have an exercise price equal to 100% of the closing fair market value on the date of grant. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Focal stock option grants generally vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under 1996 Plan and 1998 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to our capital structure.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	6,596,281	$8.60
Options granted	159,925	6.05
Options exercised	(80,717)	5.35		$432
Options canceled	(287,827)	8.48

Outstanding at December 31, 2005	6,387,662	8.58	6.8	$1,542

Exercisable at December 31, 2005	3,855,137	$9.70	5.46	$888

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the quarters ended December 31, 2005 and 2004 are $3.97 and $4.91, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the quarters ended December 31, 2005 and 2004 are $2.51 and $1.44, respectively. The total intrinsic value of options exercised for the quarters ended December 31, 2005 and 2004 are $89,999 and $172,843, respectively.

Nonvested stock activity for the three-month periods ended December 31, 2005 and 2004 is summarized as follows:

	Three months ended December 31, 2005		Three months ended December 31, 2004
	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested stock at October 1	40,000	$5.38	40,000	$5.38
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested stock at December 31	40,000	$5.38	40,000	$5.38

As of December 31, 2005, $88,684 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.

Note 9. Commitments and Contingencies

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against Phoenix in the Federal District Court of New Jersey, alleging that certain Phoenix products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, Phoenix has not been served with a compliant in this case and no deadlines for action have been set.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10. Income Taxes

The Company recorded an income tax provision of $1.5 million for the three months ended December 31, 2005, as compared to provision of $1.3 million for the same period ended December 31, 2004. The income tax provision for the three months ended December 31, 2005 of $1.5 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes. The income tax provision for the three months ended December 31, 2004 of $1.3 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes and federal alternative minimum taxes.

The effective tax rate for the quarter was calculated based on the results of operations for the quarter, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the three months ended December 31, 2005 was (23%) compared with 36% for the comparable period ended December 31, 2004. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the three months ended December 31, 2005 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended December 31, 2004.

At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. There is a deferred tax asset recorded for the activities in Taiwan and Japan for which no valuation allowance was applied. As of December 31, 2005 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

As of December 31, 2005, the Company continues to have a tax exposure related to transfer-pricing as outlined in a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $7.8 million exists, which as of December 31, 2005 has been fully reserved.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, plans to enter into volume purchase agreements and paid-up license arrangements with customers, expectations of revenue growth overall and in specific revenue categories, plans to improve and enhance existing products and develop new products, expectations of growth in the Company’s distribution, reseller and system builder channels, and remediation of material weaknesses in the Company’s internal control over financial reporting. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2005.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing in our Form 10K for the fiscal year ended September 30, 2005 filed on December 29, 2005.

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

Fiscal 2006 First Quarter Overview

Phoenix analyzes revenue along two dimensions: (a) platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category; and (b) products, with Core System Software representing one category and applications representing the second category. We disclose revenue breakdowns in three resulting sectors (1) PC/Server Core System Software, (2) PC/Server Applications, and (3) Non-PC Devices (including both CSS and applications) which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/Server Core System Software sector is currently our largest, representing 68% of our total revenue of $18.6 million during the first quarter of fiscal 2006. Revenue in this sector decreased by $0.5 million, or 3%, as compared to the fourth quarter of fiscal 2005. Revenue in the PC/Server Applications sector decreased from $5.9 million in the fourth quarter of fiscal 2005, or 26% of fourth quarter revenue, to $3.2 million in the first quarter of fiscal 2006, or 17% of revenue. Revenues in the Non-PC Device sector decreased from $3.6 million in the fourth quarter of fiscal 2005, or 16% of fourth quarter 2005 revenue, to $2.8 million in the first quarter of 2005, or 15% of first quarter revenue.

The Company continues to make efforts to develop and implement its strategic plan to improve its business outlook and profitability. We are expanding our partnerships with key system builders and channel partners, as well as with their top customers, to establish brand awareness of our products and ultimately to generate increased demand. We also continue to re-align resources geographically to better serve our customers, including refocusing field support to speed up customer adoptions in the applications businesses, and maintaining disciplines on discretionary spending. Operating expenses increased from $17.7 million in the first quarter of fiscal 2005 to $20.8 million in first quarter of fiscal 2006. Approximately $1.4 million of this increase was related to the first-time expensing of stock-based compensation, as required by SFAS 123(R).

During the first quarter of fiscal 2006, we continued to enter into two types of transactions under which our ODM and OEM customers make larger and longer-term financial commitments: volume purchase agreements (“VPAs”) and paid-up license agreements. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for anticipated consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to amounts not recognized as of the end of the quarter are recorded as deferred revenues.

During the first quarter of fiscal 2006, we entered into a number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units. Under these arrangements, we generally recognize all license revenues upon execution of the agreement. In all cases these paid-up arrangements have restrictions, with respect either to specific Phoenix products, or to specific devices sold by our customers, or to both. Our revenues from such paid-up license arrangements decreased from $12.4 million in the fourth quarter of fiscal 2005, or 54.0% of revenues, to $11.8 million in the first quarter of fiscal 2006, or 63% of revenues. This decrease in the amount of revenue recognized from paid-up licenses was largely the result of having to defer revenue from a large paid-up license that was a part of a complex customer arrangement.

As a result of the deferral of revenue from this paid-up license arrangement and from a number of VPA deals that required deferral of revenue related to consumption in future quarters, our total deferred revenue balance increased from $8.3 million at September 30, 2005 to $13.9 million at December 31, 2005.

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

Critical Accounting Policies and Estimates

We believe there have been no significant changes during the three months ended December 31, 2005 to the items that we disclosed as our critical accounting polices and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10K, except as noted below.

Stock-Based Compensation Expense. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended September 30, 2005 or 2004, nor in the three-month period ended December 31, 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expenses over the requisite service period of the award. To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues.

We have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended December 31, 2005, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three-month period ended December 31, 2005, is $1.4 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month period ended December 31, 2005 would have been ($0.26) had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.32). The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

While the Company uses Black-Scholes models for valuing share-based payments under both SFAS No. 123 and SFAS No. 1232(R) there are some differences in the valuation methodologies and assumptions used for the calculations. Under SFAS No. 123, the Company uses the Black-Scholes multi-option valuation model with graded amortization whereas under SFAS No. 123(R) the Company uses the Black-Scholes single option valuation model with straight-line amortization. Also, under SFAS No. 123 all options are valued under a single assumption of expected term while under SFAS No. 123(R) the company has divided option recipients into three groups (Outside directors, officers, and non-officer employees) and determined the expected term for each group based on the historical activity of that group. Furthermore, under SFAS No. 123 forfeitures are recognized only as they actually occur whereas under SFAS No. 123(R) forfeiture rates are included in the initial accrual of compensation cost and revised as actual experience differs from initial estimates.

In addition to stock options, the Company has made share-based payments in the form of stock awards. The Company has $88,684 of cost related to nonvested awards which is not yet recognized but which is expected to be recognized over a weighted average period of 2.0 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

	2005	2004	% Change	Percent of Consolidated Revenue
				2005	2004
Three months ended December 31:
Revenues	$18,589	$26,176	(29)%	100%	100%
Cost of revenues	4,616	4,236	9%	25%	16%

Gross Margin	13,973	21,940	(36)%	75%	84%

Research and development	5,832	4,750	23%	31%	18%
Sales and marketing	9,624	9,351	3%	52%	36%
General and administrative	5,494	3,589	53%	30%	14%
Amortization of acquired intangible assets	18	17	6%	0%	0%

Total operating expenses	20,968	17,707	18%	113%	68%

Income (loss) from operations	$(6,995)	$4,233

Revenues

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues by geographic region for the three months ended December 31, 2005 and 2004 were as follows (in thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	2005	2004		2005	2004
Three months ended December 31:
North America	$2,298	$4,133	(44)%	12%	16%
Japan	5,518	8,036	(31)%	30%	31%
Taiwan	9,524	11,204	(15)%	52%	42%
Other Asian countries	804	1,583	(49)%	4%	6%
Europe	445	1,220	(64)%	2%	5%

Total revenues	$18,589	$26,176	(29)%	100%	100%

Total revenues for the three months ended December 31, 2005 decreased by $7.6 million, or 29%, compared to the same period in fiscal 2005. The decrease was, in part, due to the significant amount of revenue that the Company was required to defer under SOP 97-2. Revenues for the first quarter of fiscal 2006 from Taiwan, Japan, North America, Other Asian Countries, and Europe decreased by 15.0%, 31.4%, 44.2%, 49.3%, and 63.6% respectively, from the same period for fiscal 2005.

Revenues by sector for the three months ended December 31, 2005 and 2004 were as follows (In thousands, except percentages):

	Amount		% Change	% of Consolidated Revenue
	2005	2004		2005	2004
Three months ended December 31:
PC & Server
Core System Software	$12,605	$18,277	(31)%	68%	70%
Applications	3,187	3,657	(13)%	17%	14%

	15,792	21,934	(28)%	85%	84%
Non-PC Devices	2,797	4,242	(34)%	15%	16%

Total Revenue	$18,589	$26,176	(29)%	100%	100%

PC/Server Core System Software revenues were $12.6 million for the three months ended December 31, 2005 compared to $18.3 million for the same period in fiscal 2005. This decrease was primarily related to the impact of closing large fully paid-up license transactions with strategic customers in our Asia Pacific and Japan regions in the first quarter of fiscal 2005 that resulted in a significant increase in revenue in this sector in that quarter. However, we experienced continued success in securing design wins and shipments of our Trusted Core product line across the desktop, notebook, and server businesses and we expect this to continue in future quarters, although we do not expect significant revenue growth overall in this sector.

PC/Server Applications revenues were $3.2 million for the three months ended December 31, 2005 as compared to $3.7 million for the same period in fiscal 2005. The unfavorable comparison of revenues in this quarter versus the prior year quarter results from the impact of a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transaction with an OEM in the first quarter of fiscal 2005, for which a portion of the revenues was allocated to Applications. Revenue growth in this sector has been slower than expected through our new distribution, reseller and system builder channels. However, we have significantly increased our base of active resellers and released new applications products which we expect to generate an increase in PC/Server applications revenues in future quarters.

The last revenue category is Non-PC devices, which includes both the Core System Software and applications. The Non-PC device sector recorded a decrease in revenue to $2.8 million in the fist quarter of fiscal 2006 from $4.2 million in the fist quarter of fiscal 2005. This decrease we associated with general volatility in revenues in this sector due to seasonality and the timing of customer products for which we secure design wins being brought to market. However, we signed contracts in the first quarter of fiscal 2006 with key customers in our Asia Pacific and Japan regions and we expect long-term growth in this category as our efforts to penetrate customer product design cycles in prior quarters drive increased unit shipments and product revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, engineering service costs and amortization of purchased technology. Gross profit was $14.0 million and $21.9 million for the three months ended December 31, 2005 and 2004, respectively. As a percentage of revenues, the gross margin represented 75% and 84% respectively. Lower gross margins were due primarily to lower revenue performance without a corresponding decrease in cost of revenues. In Addition, actual cost of revenues increased by 9% this quarter due to a one-time royalty charge in exchange for rights to sell certain technology to a specific customer during the period.

Research and Development Expenses

Research and development expenses were $5.8 million and $4.8 million for the three months ended December 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 31% and 18%, respectively. The increase in expenses was partially due to investments in research and development staff, particularly for development of new core system software and applications products. Many of these resources are placed in lower cost regional centers in China and India. The remaining portion of the increase is due to the expense recognition of stock-based compensation as a result of the adoption of SFAS 123(R). The total stock based compensation expense for research and development areas for the period ending December 31, 2005 was $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses were $9.6 million and $9.4 million for the three months ended December 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 52% and 36%, respectively. The increase is due to the expense recognition of stock-based compensation as a result of the adoption of SFAS 123(R). The total stock based compensation expense for sales and marketing areas for the period ending December 31, 2005 was $0.5 million. Excluding the additional expense for stock based compensation, sales and marketing expenses declined by $0.3 from the first quarter of fiscal 2005 primarily as a result of timing of our new product releases.

General and Administrative Expenses

General and administrative expenses were $5.5 million and $3.6 million for the three months ended December 31, 2005 and 2004, respectively. As a percentage of revenues, these expenses represented 30% and 14%, respectively. The increase in general and administrative expenses is largely due to increased consulting and professional services expenses pertaining to our ongoing Sarbanes-Oxley compliance efforts and other audit related activities. The remaining portion of the increase is due to the expense recognition of stock-based compensation as a result of the adoption of SFAS 123(R). The total stock based compensation expense for general and administrative areas for the period ending December 31, 2005 was $0.5 million

Provision for Income Taxes

The Company recorded an income tax provision of $1.5 million for the three months ended December 31, 2005, as compared to provision of $1.3 million for the same period ended December 31, 2004. The income tax provision for the three months ended December 31, 2005 of $1.5 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes. The income tax provision for the three months ended December 31, 2004 of $1.3 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes and federal alternative minimum taxes.

The effective tax rate for the quarter was calculated based on the results of operations for the quarter, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the three months ended December 31, 2005 was (23%) compared with 36% for the comparable period ended December 31, 2004 This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the three months ended December 31, 2005 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended December 31, 2004.

At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. There is a deferred tax asset recorded for the activities in Taiwan and Japan for which no valuation allowance was applied. As of December 31, 2005 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

As of December 31, 2005, the Company continues to have a tax exposure related to transfer-pricing as outlined in a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $7.8 million exists, which as of December 31, 2005 has been fully reserved.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At December 31, 2005, our principal source of liquidity consisted of cash and cash equivalents and short term investments totaling $72.5 million. The primary source of cash during the three months ended December 31, 2005 was cash provided by proceeds from investing activities of $9.7 million. The primary use of cash during the same period was $1.5 million from operating activities.

At December 31, 2004, our principal source of liquidity consisted of cash and cash equivalents and short term investments totaling $62.6 million. The primary source of cash during the three months ended December 31, 2004 was $1.5 million from operating activities and proceeds from stock purchases under stock option and stock purchase plans of $1.1 million. The primary use of cash during the same period was $3.3 million from investing activities. There were no outstanding borrowings with banks in either period.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $18.8 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.6 million, after sublease income of $0.9 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

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

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended December 31, 2005.

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

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology, related specifically to operating systems and to microprocessor designs, may have a significant impact on the relative demand for our different Core System Software products. In particular, Microsoft’s new Vista operating system, formerly codenamed Longhorn, is designed to support security capabilities that will operate more effectively on PCs running TrustedCore than on those running older versions of our CSS. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by TrustedCore to take full advantage of the new designs’ enhancements. For example, TrustedCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, including - Intel’s dual-core processor codenamed Napa - while older versions of our Core System Software will require more customization effort by our customers. As a result, the demand for TrustedCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license arrangements, under which our customers pay a fixed upfront fee for an unlimited number of units, for our legacy CSS products than for TrustedCore, our future reported revenues could be affected to the extent that revenues related to legacy CSS products may already have been recognized.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of December 31, 2005, we have been issued 75 patents in the U.S. and had 41 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 144 patents with respect to our product offerings and have 141 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Entrance into New or Developing Markets

As we focus on new market opportunities, we will increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we have. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. We expect that demand for these types of services and support may increase in the future. Finally, our efforts to sell PC Applications, and to sell Core System Software as well as Applications for non-PC devices, require us to sell into markets, or to players in those markets, where in some cases, we do not have significant prior experience. Many of our competitors may have an advantage over us because of their larger presence and deeper experience in these markets. There can be no assurance that we will be able to develop and market products, services, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of December 31, 2005, three customers accounted for 18%, 11%, and 10% respectively, of our total accounts receivable. As of September 30, 2005 one customer accounted for 34% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s financial market risks related to changes in interest rates and foreign currency exchange rates from September 30, 2004. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 for more details.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of the two material weaknesses described below.

With respect to our income tax process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which was discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the last quarter of fiscal 2005 we implemented a number of controls and procedures related to review of tax accounts in our foreign subsidiaries. While we continued our efforts in the first quarter of fiscal 2006 to strengthen controls in this area, as of December 31, 2005, we had not yet completed the remediation of this material weakness.

With respect to our period-end financial reporting process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which is discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Management continues in its efforts for more consistency across our geographic entities, and has inserted additional review procedures into the period-end financial reporting process during the first quarter of fiscal 2006. The company does not believe that it has completed remediation of this material weakness as of December 31, 2005.

Our current plan anticipates the remediation of these material weaknesses prior to the end of our fiscal year.

Changes in internal control over financial reporting. There were no changes, other than those discussed above, in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against Phoenix in the Federal District Court of New Jersey, alleging that certain Phoenix products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, Phoenix has not been served with a compliant in this case and no deadlines for action have been set.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated. (In thousand, except share data):

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1 - October 31, 2005	—	$—	—	$15,000
November 1 - November 30, 2005	—	—	—	15,000
December 1 - December 31, 2005	149,749	6.64	149,749	14,006

Total	149,749	$6.64	149,749	$14,006

On October 11, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to $15 million of common stock over the next twelve months.

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
Albert E. Sisto
Chairman, President and Chief Executive Officer and “Acting” Chief Financial Officer
Date: February 14, 2006

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