Form 10-Q
period 2006-03-31
PHOENIX TECHNOLOGIES LTD
filed 2006-05-10
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of April 28, 2006, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 25,341,554.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$43,307	$36,905
Short-term investments and available for sale securities	33,097	37,922
Accounts receivable, net of allowances	17,732	22,684
Prepaid royalties and maintenance	1,191	2,254
Other current assets	3,361	4,450

Total current assets	98,688	104,215

Property and equipment, net	4,414	4,550
Computer software costs, net	2,892	4,568
Goodwill	14,433	13,932
Intangible assets, net	332	368
Prepaid royalties - non current	—	17
Other assets	3,375	3,386

Total assets	$124,134	$131,036

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,445	$2,120
Accrued compensation and related liabilities	4,106	3,863
Deferred revenue	8,424	8,305
Income taxes payable	12,085	11,425
Accrued restructuring charges - current	420	414
Other accrued liabilities	2,567	3,740

Total current liabilities	30,047	29,867

Accrued restructuring charges - noncurrent	1,111	1,265
Other liabilities	3,112	2,940

Total liabilities	34,270	34,072

Stockholders’ equity:
Preferred stock	—	—
Common stock	33	33
Additional paid-in capital	188,313	183,749
Deferred compensation	—	(302)
Retained earnings	(6,018)	5,070
Accumulated other comprehensive loss	(1,028)	(1,143)
Less: Cost of treasury stock	(91,436)	(90,443)

Total stockholders’ equity	89,864	96,964

Total liabilities and stockholders’ equity	$124,134	$131,036

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months ended March 31,		Six Months ended March 31,
	2006	2005	2006	2005
Revenues	$23,112	$27,044	$41,701	$53,220
Cost of revenues	4,822	4,328	9,438	8,564

Gross Margin	18,290	22,716	32,263	44,656

Operating expenses:
Research and development	6,045	5,231	11,877	9,981
Sales and marketing	9,086	8,723	18,710	18,073
General and administrative	4,635	4,062	10,129	7,651
Amortization of acquired intangible assets	17	17	35	35

Total operating expenses	19,783	18,033	40,751	35,740

Income (loss) from operations	(1,493)	4,683	(8,488)	8,916

Interest and other income, net	330	(44)	885	(741)

Income (loss) before income taxes	(1,163)	4,639	(7,603)	8,175

Income tax expense	2,002	1,649	3,485	2,943

Net income (loss)	$(3,165)	$2,990	$(11,088)	$5,232

Earnings (loss) per share:
Basic	$(0.13)	$0.12	$(0.44)	$0.21
Diluted	$(0.13)	$0.12	$(0.44)	$0.20
Shares used in Earnings (loss) per share calculation:
Basic	25,111	24,786	25,062	24,691
Diluted	25,111	25,873	25,062	25,546

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(11,088)	$5,232
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	3,056	3,336
Stock-based compensation	2,768	133
Loss from disposal of fixed assets	(2)	—
Deferred income tax	—	370
Change in operating assets and liabilities:
Accounts receivable	4,997	(11,905)
Prepaid royalties and maintenance	1,088	1,149
Other assets	1,111	2,322
Accounts payable	328	(1,021)
Accrued compensation and related liabilities	244	1,275
Deferred revenue	157	(3,602)
Income taxes	668	(104)
Accrued restructuring charges	(146)	(485)
Other accrued liabilities	(995)	1,177

Net cash provided by (used in) operating activities	2,186	(2,123)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	158,424	85,737
Purchases of investments	(153,599)	(78,310)
Purchases of property and equipment	(1,207)	(1,394)
Acquisition of businesses, net of cash acquired	(500)	(500)

Net cash provided by investing activities	3,118	5,533

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	2,091	1,927
Repurchase of common stock	(993)	—

Net cash provided by financing activities	1,098	1,927

Effect of changes in exchange rates	—	1,187

Net increase in cash and cash equivalents	6,402	6,524
Cash and cash equivalents at beginning of period	36,905	38,898

Cash and cash equivalents at end of period	$43,307	$45,422

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2005 was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of March 31, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications. The Company reclassified approximately $2.0 million of its retirement reserve from Other accrued liabilities, current to Other liabilities, non-current as of September 30, 2005 to conform to the presentation as of March 31, 2006. The Company also reclassified approximately $82,000 from Accrued restructuring charges- current to Accrued restructuring charges- non-current as of September 30, 2005 to conform to the presentation as of March 31, 2006. The statement of operations for the three and six months ended March 31, 2005 has been adjusted to reclassify approximately $60,000 and $132,000 of stock based compensation to the appropriate operating expense categories respectively. All reclassification made have no impact on the Company’s total assets, total liabilities, or income (loss) from operations or net income (loss) for either the three or six months ended March 31, 2006.

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (VSOE) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements that include rights to unspecified future products is recognized ratably over the term of the respective agreement.

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

For volume purchase agreements (“VPAs”) the Company recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter, which we have determined to be not fixed or determinable, are recorded as deferred revenues.

From time to time, the Company enters into arrangements with its customers in which they pay a fixed upfront fee for an unlimited number of units subject to certain Phoenix product or design restrictions. Revenues from such paid-up license arrangements are generally recognized upfront, provided all revenue recognition criteria have been met.

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

Stock-Based Compensation. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the three and six-months period ended March 31, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective October 1, 2005, we have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month and six-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three-month and six-month period ended March 31, 2006, is $1.4 million and $2.8 million respectively higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three and six month ended March 31, 2006 would have been ($0.07) and ($0.33) respectively had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.13) and ($0.44) respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operating or financing activities.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three and six month period ended March 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during those periods. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net income as reported	$2,990	$5,232

Add: Stock-based employee compensation expense included in reported net income	60	129

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,538)	(2,810)

Pro forma net income	$1,512	$2,551

Basic earnings per share:
As reported	$0.12	$0.21

Pro forma	$0.06	$0.10

Diluted earnings per share:
As reported	$0.12	$0.20

Pro forma	$0.06	$0.10

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure was not presented for the three or six month period ended March 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R).

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three and six month period ended March 31, 2006 (in thousands)

	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006
Costs and Expenses
Cost of goods sold	$96	$193
Research and development	258	511
Sales and marketing	547	1,068
General and administrative	462	996

Total stock-based compensation expense	$1,363	$2,768

There was no capitalized stock-based employee compensation cost as of March 31, 2006. There was no recognized tax benefits during the quarter ended March 31, 2006.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues.

The fair value of options granted in the three-month and six-month periods ended March 31, 2006 and 2005 reported above has been estimated as of the date of the grant using a Black-Scholes single and multiple option pricing model, respectively, with the following assumptions:

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

	Employee Stock Options
	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Expected life from grant date (in years)	3.6 - 10.0	3.8	3.6 - 10.0	3.8
Risk-free interest rate	4.6%	3.4%	4.3 - 4.6%	3.1%
Volatility	0.7 - 0.8	0.8	0.7 - 0.8	0.80
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Expected life from grant date (in years)	0.5 - 2.0	0.5	0.5 - 2.0	0.5
Risk-free interest rate	4.3 - 4.4%	3.1%	4.3 - 4.4%	2.8%
Volatility	0.5 - 0.6	0.47	0.5 - 0.6	0.5
Dividend yield	None	None	None	None

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

New Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net income (loss)	$(3,165)	$2,990	$(11,088)	$5,232
Other comprehensive income (loss)
Unrealized gain / (loss) from short-term investments	6	—	10	—
Foreign currency translation adjustments	81	(125)	105	(1,188)

Comprehensive income (loss)	$(3,078)	$2,865	$(10,973)	$4,044

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through March 31, 2006 (in thousands):

Facilities Exit Costs
Balance of accrual at September 30, 2004	$2,184
Cash payments	(546)
True up adjustments	41

Balance of accrual at September 30, 2005	1,679
Cash payments	(72)
True up adjustments	—

Balance of accrual at December 31, 2005	1,607
Q2 Fiscal 2006 cash payments	(75)
True up adjustments	—

Balance of accrual at March 31, 2006	$1,532

As of March 31, 2006 the remaining accrual balance of $1.5 million is related to a facility exit plan implemented in the first quarter of fiscal 2003 and is expected to be paid through the third quarter of fiscal 2009. The unpaid portion of facilities exit costs is included in the consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current”.

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

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	March 31, 2006	September 30, 2005
Other current accrued liabilities:
Royalties and commissions	$335	$736
Accounting and legal fees	681	1,343
Co-op advertising	451	738
Other accrued expenses	1,100	923

Total other current accrued liabilities	$2,567	$3,740

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The following table provides details of other non-current accrued liabilities (in thousands):

	March 31, 2006	September 30, 2005
Other non-current accrued liabilities
Accrued Rent	$659	$647
Retirement Reserve	2,363	2,199
Other Liabilities	90	94

Total Other non-current accrued liabilities	$3,112	$2,940

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues:
North America	$1,526	$4,314	$3,824	$8,447
Japan	8,773	6,004	14,291	14,040
Taiwan	10,472	10,192	19,996	21,396
Other Asian Countries	1,533	2,612	2,337	4,195
Europe	808	3,922	1,253	5,142

Total Revenues	$23,112	$27,044	$41,701	$53,220

For the three-month period ended March 31, 2006, three customers accounted for 23%, 16%, and 11% of total revenues. For the three-month period ended March 31, 2005, four customers accounted for 13%, 11%, 11% and 10% of revenues, respectively. For the six-month period ended March 31, 2006, one customer accounted for 16% of revenues, respectively and for the six-month period ended March 31, 2005, three customers accounted for 19%, 12%, and 11% of revenues, respectively. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Earnings (Loss) per Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the applicable periods. Diluted earnings per share are computed using the weighted

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method.

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net income (loss)	$(3,165)	$2,990	$(11,088)	$5,232

Weighted average common shares outstanding	25,111	24,786	25,062	24,691
Effect of dilutive securities (using the treasury stock method):
Stock options	—	1,087	—	854

Weighted average diluted common and equivalent shares outstanding	25,111	25,873	25,062	25,545

Earnings (loss) per share:
Basic	$(0.13)	$0.12	$(0.44)	$0.21
Diluted	$(0.13)	$0.12	$(0.44)	$0.20

Due to the Company’s net loss for the three-months and six-months ended March 31, 2006, all ordinary share equivalents from stock options were excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect. As of March 31, 2006, the Company had stock options outstanding to purchase approximately 6.0 million shares. During the three-month and six-month periods ended March 31, 2006, the Company had approximately 5.0 million and 5.4 million outstanding options which had exercise prices greater than the average market price of the Company’s ordinary shares.

Note 7. Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill and purchased intangible assets during the six months ended March 31, 2006 were as follows (in thousands).

	Goodwill	Acquired Intangible Assets	Purchased Intangible Assets
(In thousands)
Balance, September 30, 2005	$13,933	$630	$18,500
Additions	500	—	—
Deletions	—	—	—
Foreign exchange adjustments	—	—	—

Balance, March 31, 2006	$14,433	$630	$18,500

In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In March 2006, the Company made the final payment of $0.5 million in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The following table summarizes amortization of acquired intangible assets (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Amortization of acquired intangible assets	$17	$17	$35	$35
Amortization of purchased technology	838	838	1,676	1,676

Total acquisition-related charges	$855	$855	$1,711	$1,711

At March 31, 2006, we expect annual amortization of our purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged primarily to amortization of purchased software in cost of revenue and to amortization of acquired intangible asset in operating expenses on our statement of operations. Future acquisitions could cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges.

Expected Amortization Expense
Remainder of 2006	$902
Fiscal year ending September 30,
2007	1,803
2008	362
2009	70
2010	70
2011	18
Thereafter	—

Total	$3,225

The amounts allocated to Other Intangible Assets (comprised of the trade name of the purchased products) are being amortized over nine years.

Note 8. Stock Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and 6.25% quarterly there after over the remaining three year period, expiring ten years from date of grant. Additionally, we have an Employee Stock Purchase Plan (ESPP) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are newly created shares of common stock. As of March 31, 2006, we had 7,967,255 shares of common stock reserved for future issuance under our stock option plans and ESPP.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

1999 Stock Plan

In November, 1998, the Board of Directors adopted the 1999 Stock Plan (the “Plan”), which was approved by stockholders in January 1999. In February 2000, February 2001, April 2002, and February 2005, the stockholders approved amendments to the Plan to increase the number of shares reserved. Under the 1999 Plan, at March 31, 2006, 5,600,000 shares had been authorized by the Board of Directors and approved by the stockholders and 4,618,730 shares of common stock were reserved for future issuance.

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

Director Option Plan

In November 1999, the Board of Directors adopted the 1999 Director Option Plan (the “Director Plan”), which was approved by our stockholders in February 2000. In February 2001, February 2002, February 2003 and February 2005, the stockholders approved amendments to the Director Plan to increase the number of shares reserved under the Director Plan. Under the Director Option Plan, at March 31, 2006, 680,000 shares had been authorized by the Board of Directors and approved by the stockholders and approximately 680,000 shares of common stock were reserved for future issuance.

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

1997 Non-Qualified Stock Option Plan

Our Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (the “1997 NQ Plan”) in July, 1997. The 1997 NQ Plan authorizes the issuance of 1,317,576 shares of non-qualified stock options to non-officer employees and consultants. As of March 31, 2006, 940,146 shares of common stock were reserved for future issuance under the 1997 NQ Plan.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors and approved by our stockholders in November of 2001, and was amended and restated by our Board of Directors in November, 2005 and approved by the stockholders in March, 2006 at the annual meeting of stockholders. Under the Employee Stock Purchase Plan, at March 31, 2006, 1,250,000 shares had been authorized by the Board of Directors and approved by the shareholders and 573,543 shares of common stock were reserved for future issuance.

The Compensation Committee of our Board of Directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the first day of the offering period or (b) the applicable purchase date within such offering period. A 24-month offering period commences every six months, generally on the first business day of June and November of each year. The offering period is divided into four six-month purchase periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month purchase period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to twenty percent of each employee’s eligible compensation and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

Other Stock-Based Plans

The Company has two stock based compensation plans available from which no additional options are currently being granted; the 1996 Equity Incentive Plan (the “1996 Plan”) and the 1998 Stock Plan (the “1998 Plan”). Under the 1996 and 1998 plans, at March 31, 2006, 800,000 and 780,000 shares respectively had been authorized by the Board of Directors and approved by the shareholders. Also, at March 31, 2006, approximately 575,191 shares and 524,286 shares of common stock were reserved for future issuance under the 1996 and 1998 Plans respectively.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Activity under our Stock option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	6,597,222	$8.60
Options granted	504,151	6.59
Options exercised	(290,055)	5.27		$447
Options canceled	(791,069)	8.34

Outstanding at March 31, 2006	6,020,249	8.63	6.65	$2,262

Exercisable at March 31, 2006	3,733,260	$9.64	5.31	$1,237

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the quarters ended March 31, 2006 and 2005 are $5.15 and $6.38, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the quarters ended March 31, 2006 and 2005 are $2.51 and $2.35, respectively. The total intrinsic value of options exercised for the quarters ended March 31, 2006 and 2005 are $0.4 million and $0.5 million, respectively.

Nonvested stock activity for the three-month and six-month periods ended March 31, 2006 and 2005 is summarized as follows:

	Three months ended March 31, 2006		Six months ended March 31, 2006
	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested stock at January 1, 2006	40,000	$5.38	40,000	$5.38
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested stock at March 31, 2006	40,000	$5.38	40,000	$5.38

As of March 31, 2006, $75,860 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC (“Phoenix-Hungary”) v. Korean Electronic Certification Authority, Inc., doing business as CrossCert, Inc. (“CrossCert”). On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to a March 30, 2001 license agreement between Crosscert and Phoenix and CrossCert’s wrongful filing of the motion for preliminary attachment in Korea and its interference with Phoenix’s relationship with Samsung Electronics Co., Ltd. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The case was set for trial on March 13, 2006. Prior to trial, however, the parties reached an agreement to settle the case. Under that settlement agreement, Phoenix will pay Crosscert $190,000 once it has received its deposit back from the Korean court and once certain other conditions are met. The parties will also execute a full mutual general release of all known and unknown claims between them in the U.S. and Korea and dismiss with prejudice their respective claims. The Company recorded a liability for the total settlement amount during the quarter ended March 31, 2006.

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against Phoenix in the Federal District Court of New Jersey, alleging that certain Phoenix products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, Phoenix has not been served with a complaint in this case and no deadlines for action have been set.

Note 10. Income Taxes

The Company recorded an income tax provision of $2.0 million and $3.5 million for the three and the six months ended March 31, 2006, respectively, as compared to provision of $1.6 million and $2.9 million for the same periods ended March 31, 2005, respectively. The income tax provision for the three and six months of fiscal year 2006 is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes. The income tax provision for the three and six months of fiscal year 2005 is also comprised primarily of taxes on foreign income and foreign withholding taxes, primarily related to Taiwan, and also includes a provision for state income taxes and federal alternative minimum taxes.

The effective tax rate for the quarter was calculated based on the results of operations for the six months ended March 31, 2006, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the six months ended March 31, 2006 was (46%) compared with 36% for the comparable period ended March 31, 2005. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the six months ended March 31, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended March 31, 2005.

At the close of the most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. There is a deferred tax asset recorded for the activities in Taiwan and Japan for which no valuation allowance was applied. As of March 31, 2006 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

As of March 31, 2006, the Company continues to have a tax exposure related to transfer-pricing as a result of a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.9 million exists, which as of March 31, 2006 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment, however given the current political and economic climate within the Republic of Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

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

Company Overview

Phoenix Technologies is a global leader in the development, design, and support of core system and application software solutions that provide endpoint enablement, security and availability for current and next-generation computing and digital consumer devices. These devices include, but are not limited to, personal computers (“PCs”), servers and embedded machines which are based on the x.86 microprocessor architecture.

In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the evolution of BIOS (“Binary Input-Output System”), for PCs, servers and embedded devices, where Phoenix has established global market share leadership. CSS customers are usually original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in Phoenix firmware products at the manufacturing stage. The company sells directly to these OEMs and ODMs, who incorporate Phoenix products in over 100 million devices per year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also develops and markets a growing family of software applications products that assure the security and availability of endpoint devices that have already been deployed. These products help restore a device’s contents, enable device identification to a network, and provide instant-on access to certain frequently-used applications. End customers for these applications products are enterprises, governments and service providers. The applications products leverage the company’s BIOS experience, and are positioned as being complementary to other security and availability solutions currently in the market. The company has been aggressively building a reseller channel for these products during the last quarter in anticipation of selling this growing family of products to enterprises around the world.

Fiscal 2006 Second Quarter Overview

Phoenix analyzes revenue along two dimensions: (a) platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category; and (b) products, with Core System Software representing one category and applications representing the second category. We disclose revenue breakdowns in three resulting sectors - (1) PC/Server Core System Software, (2) PC/Server Applications, and (3) Non-PC Devices (including both CSS and applications) - which will be discussed in more detail under “Results of Operations” and “Revenues”.

The PC/Server Core System Software sector is currently our largest, representing 68% of our total revenue of $23.1 million during the second quarter of fiscal 2006. Revenue in this sector increased by $2.9 million, or 23%, to $15.5 million in the second quarter of fiscal 2006 from $12.6 million the first quarter of fiscal 2006. Revenue in the PC/Server Applications sector decreased from $3.2 million in the first quarter of fiscal 2006, or 17% of first quarter revenue, to $3.1 million in the second quarter of fiscal 2006, or 13% of revenue. Revenues in the Non-PC Device sector increased from $2.8 million in the first quarter of fiscal 2006, or 15% of first quarter revenue, to $4.5 million in the second quarter of 2006, or 19% of second quarter revenue.

The Company continues strategic planning to improve its business outlook and profitability. We are expanding our partnerships with key system builders and channel partners, as well as with their top customers, to establish brand awareness of our products and ultimately to generate increased demand. We also continue to realign resources geographically to better serve our customers, including refocusing field support to speed up customer adoptions in the applications businesses, and maintaining disciplines on discretionary spending. Operating expenses decreased from $21.0 million in the first quarter of fiscal 2006 to $19.8 million in second quarter of fiscal 2006. Approximately $1.0 million of this decrease related to higher first quarter consulting and professional services expenses in connection with the Company’s ongoing Sarbanes-Oxley compliance efforts and other audit related activities.

We continued to enter into two types of transactions under which our ODM and OEM customers make larger and longer-term financial commitments: volume purchase agreements (“VPAs”) and paid-up license agreements. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for anticipated consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to amounts not recognized as of the end of the quarter are recorded as deferred revenues. Under paid-up license arrangements, customers pay a fixed upfront fee for an unlimited number of units. Generally, we recognize all license revenues under a paid-up license arrangement upon execution of the agreement, provided all revenue recognition criteria have been met. In all cases these paid-up arrangements have restrictions, with respect either to specific Phoenix products, or to specific devices sold by our customers, or to both. Our revenues from such paid-up license arrangements increased from $11.2 million in the second quarter of fiscal 2005, or 41% of second quarter fiscal 2005 revenues, to $14.0 million in the second quarter of fiscal 2006, or 60% of second quarter of fiscal 2006 revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of recognizing revenues of a paid-up license and a number of VPA arrangements, which were converted into paid-up licenses, our total deferred revenue balance decreased from $13.9 million at December 31, 2005 to $8.4 million at March 31, 2006. During the three months period ended March 31, 2006, deferred VPA revenues recognized in connection with the conversion of certain VPA arrangements to paid-up licenses totaled $2.0 million.

We plan to continue to enter into VPAs and paid-up license arrangements with our key customers; we believe that these deals stabilize our product pricing, block out our competitors and enable the relationship to focus on newer products and technology. Paid-up licenses also offer our customers the pricing flexibility that they require for their business needs, and enable them to install our products economically into devices and device designs that had not previously made use of our products. The relative number and dollar amount of VPAs, compared to paid-up licenses, will vary significantly from time to time, depending on a number of factors such as competition, customer preferences, and technology trends. The most significant factor is often where a product is in its lifecycle. A key factor in how prices are determined for paid-up licenses is an estimate of the number of units likely to be covered under the arrangement, and this estimate has less uncertainty to both Phoenix and our customers when we both have had significant volume experience already, and when the remaining shipment horizon is shorter.

Critical Accounting Policies and Estimates

There have been no significant changes during the three-month and six-month period ended March 31, 2006 to the items that we disclosed as our critical accounting polices and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock-Based Compensation Expense. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the three and six month periods ended March 31, 2005.

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

We have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three-month and six-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three-month and six-month period ended March 31, 2006, is $1.4 million and $2.8 million higher than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month and six-month period ended March 31, 2006 would have been ($0.07) and ($0.33), respectively, had we not adopted SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.13) and ($0.44), respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

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

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

				% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended March 31:
Revenues	$23,112	$27,044	(15)%	100%	100%
Cost of revenues	4,822	4,328	11%	21%	16%

Gross Margin	18,290	22,716	(20)%	79%	84%
Research and development	6,045	5,231	16%	26%	20%
Sales and marketing	9,086	8,723	4%	39%	32%
General and administrative	4,635	4,062	14%	20%	15%
Amortization of acquired intangible assets	17	17	0%	0%	0%

	19,783	18,033	10%	85%	67%

Income (loss) from operations	$(1,493)	$4,683

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

				% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Six months ended March 31:
Revenues	$41,701	$53,220	(22)%	100%	100%
Cost of revenues	9,438	8,564	10%	23%	16%

Gross Margin	32,263	44,656	(28)%	77%	84%

Research and development	11,877	9,981	19%	28%	19%
Sales and marketing	18,710	18,073	4%	45%	34%
General and administrative	10,129	7,651	32%	24%	14%
Amortization of acquired intangible assets	35	35	0%	0%	0%

	40,751	35,740	14%	97%	67%

Income (loss) from operations	$(8,488)	$8,916

Revenues

Revenues by geographic region for the three and six months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended March 31:
North America	$1,526	$4,314	(65)%	7%	16%
Japan	8,773	6,004	46%	38%	22%
Taiwan	10,472	10,192	3%	45%	37%
Other Asian countries	1,533	2,612	(41)%	7%	10%
Europe	808	3,922	(79)%	3%	15%

Total revenues	$23,112	$27,044	(15)%	100%	100%

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Six months ended March 31:
North America	$3,824	$8,447	(55)%	9%	16%
Japan	14,291	14,040	2%	34%	26%
Taiwan	19,996	21,396	(7)%	48%	40%
Other Asian countries	2,337	4,195	(44)%	6%	8%
Europe	1,253	5,142	(76)%	3%	10%

Total revenues	$41,701	$53,220	(22)%	100%	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues by sector for the three and six months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages)

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended March 31:
PC & Server
Core System Software	$15,535	$18,046	(14)%	68%	67%
Applications	3,120	4,386	(29)%	13%	16%

	18,655	22,432	(17)%	81%	83%
Non-PC Devices	4,457	4,612	(3)%	19%	17%

Total Revenue	$23,112	$27,044	(15)%	100%	100%

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Six months ended March 31:
PC & Server
Core System Software	$28,139	$36,323	(23)%	68%	68%
Applications	6,308	8,043	(22)%	15%	15%

	34,447	44,366	(22)%	83%	83%
Non-PC Devices	7,254	8,854	(18)%	17%	17%

Total Revenue	$41,701	$53,220	(22)%	100%	100%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Total revenue for the three months ended March 31, 2006 decreased by $3.9 million , or 15%, compared to the corresponding period of 2005. Revenues for the three months ended March 31, 2006 from Europe, North America, and Other Asian Countries decreased by 79%, 65%, and 41%, respectively, from the same period of 2005. Revenue in Japan and Taiwan increased by 46% and 3% respectively.

PC/Server Core System Software revenue was $15.5 million for the three months ended March 31, 2006 compared to $18.0 million for the same period in 2005. The $2.5 million decrease was primarily due to a lower average selling price on our legacy CSS products. However, we did experience continued success in securing design wins and shipments of our TrustedCore™ product line across the desktop, notebook, and server applications. We expect this to continue in future quarters, although we do not expect significant revenue growth overall in the Core System Software sector.

PC/Server Applications revenue was $3.1 million for the three months ended March 31, 2006 as compared to $4.4 million for the same period in 2005. Revenue growth in the sector has been slower than anticipated but we expect that our aggressive channel sign-up efforts will accelerate revenue generation for our new product releases.

The last category is Non-PC devices, which includes both Core System Software and applications. The Non-PC device sector revenue decreased to $4.5 million in the three months ended March 31, 2006 from $4.6 million in the corresponding period of 2005. The decrease is associated with the general volatility in revenues in this sector due to seasonality and the timing of customer products for which we secure design wins being brought to the market. We have signed contracts with key customers and we expect long-term growth in this category as our efforts to penetrate customer product design cycles drive higher unit shipments and product revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, engineering service costs and amortization of purchased technology. Gross profit was $18.3 million and $22.7 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, the gross margin represented 79% and 84% respectively. Lower gross margins were due primarily to lower revenue performance without a corresponding decrease in cost of revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses

Research and development expenses were $6.0 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 26% and 20%, respectively. The increase in expenses was partially due to investments in research and development staff, particularly for development of new core system software and applications products, though many of these resources are placed in lower cost regional centers in China and India. In addition, costs increased due to higher use of specific skilled consultants to support product development. The remaining portion of the increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for research and development areas for the period ending March 31, 2006 was $0.3 million.

Sales and Marketing Expenses

Sales and marketing expenses were $9.1 million and $8.7 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 39% and 32%, respectively. The increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for sales and marketing areas for the period ending March 31, 2006 was $0.5 million.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 20% and 15%, respectively. The increase in general and administrative expense is primarily due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for general and administrative areas for the period ending March 31, 2006 was $0.5 million.

Provision for Income Taxes

The Company recorded an income tax provision of $2.0 million for the three months ended March 31, 2006, as compared to provision of $1.6 million for the same periods March 31, 2005. The income tax provision for the three months of fiscal year 2006 of $2.0 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes. The income tax provision for the three months for the prior fiscal year of $1.6 million is also comprised primarily of taxes on foreign income and foreign withholding taxes, primarily related to Taiwan, and also includes a provision for state income taxes and federal alternative minimum taxes.

The effective tax rate for the quarter was calculated based on the results of operations for the quarter, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the three months ended March 31, 2006 was (172%) compared with 36% for the comparable period ended March 31, 2005. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the three months ended March 31, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended March 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Total revenue for the six months ended March 31, 2006 decreased by $11.5 million, or 22% as compared to the corresponding period of 2005. Revenues for the six month period ending March 31, 2006 from Europe, North America, Other Asian Countries, and Taiwan decreased by 76%, 55%, 44%, and 7% respectively, from the corresponding period of fiscal 2005. Revenue in Japan increased by 2%.

PC/Server Core System Software revenue was $28.1 million for the six months ended March 31, 2006 compared to $36.3 million for the corresponding period in 2005. The decrease was primarily due to a lower average selling price on our legacy CSS products. However, we did experience continued success in securing design wins and shipments of our TrustedCore product line across the desktop, notebook, and server applications. We expect this to continue in future quarters, although we do not expect significant revenue growth overall in the Core System Software sector.

PC/Server Applications revenue was $6.3 million for the six months ended March 31, 2006 as compared to $8.0 million for the corresponding period in 2005. Revenue growth in the sector has been slower than anticipated but expect that our aggressive channel sign-up efforts will accelerate revenue generation for our new product releases.

The last revenue category is Non-PC devices, which includes both the Core System Software and applications. The Non-PC device sector recorded a decrease in revenue to $7.3 million in the six months ended March 31, 2006 from $8.9 million in the corresponding period of 2005. The decrease is associated with the general volatility in revenues in this sector due to seasonality and the timing of customer products for which we secured design wins being brought to the market. We have signed contracts with key customers and expect long-term growth in this category as our efforts to penetrate customer product design cycles drive higher unit shipments and product revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees, engineering service costs and amortization of purchased technology. Gross profit was $32.3 million and $44.7 million for the six months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, the gross margin represented 77% and 84% respectively. Lower gross margins were due primarily to lower revenue performance without a corresponding decrease in cost of revenues.

Research and Development Expenses

Research and development expenses were $11.9 million and $10.0 million for the six months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 28% and 19%, respectively. The increase in expenses was partially due to investments in research and development staff, particularly for development of new core system software and applications products, though many of these resources are placed in lower cost regional centers in China and India. Other areas of investment were through increased used of outside consultants for project support. The remaining portion of the increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for research and development areas for the six month period ending March 31, 2006 was $0.5 million.

Sales and Marketing Expenses

Sales and marketing expenses were $18.7 million and $18.1 million for the six months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 45% and 34%, respectively. The increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for sales and marketing areas for the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period ending March 31, 2006 was $1.1 million. Excluding the additional expense for stock based compensation, sales and marketing expenses declined by $0.5 million from the first quarter of fiscal 2005 due largely to timing of our new product releases.

General and Administrative Expenses

General and administrative expenses were $10.1 million and $7.7 million for the six months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represented 24% and 14%, respectively. The increase in general and administrative expenses is primarily due to increased consulting and professional services expenses as well as increased stock-based compensation expense. Consulting and professional services expenses were higher by approximately $1.0 million due to our ongoing Sarbanes-Oxley compliance efforts and other audit related activities. Stock-based compensation expense is higher as a result of the October 1, 2005 adoption of SFAS 123(R) as of the quarter which ended December 31, 2005. The total stock based compensation expense for general and administrative areas for the six month period ending March 31, 2006 was $1.0 million.

Provision for Income Taxes

The Company recorded an income tax provision of $3.5 million for the six months ended March 31, 2006, as compared to provision of $2.9 million for the same period ended March 31, 2005. The income tax provision for the six months ended March 31, 2006 of $3.5 million is comprised primarily of taxes on foreign income and foreign withholding taxes, and also includes a provision for state income taxes. The income tax provision for the six months ended March 31, 2005 of $2.9 million is comprised primarily of taxes on foreign income and foreign withholding taxes, primarily related to Taiwan, and also includes a provision for state income taxes and federal alternative minimum taxes.

The effective tax rate for the six months ended March 31, 2006 was calculated based on the results of operations for the six months ended March 31, 2006, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the six months ended March 31, 2006.

The effective tax rate for the six months ended March 31, 2006 was (46%) compared with 36% for the comparable period ended March 31, 2005. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the six months ended March 31, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended March 31, 2005.

At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. Federal and state net deferred tax assets. There is a deferred tax asset recorded for the activities in Taiwan and Japan for which no valuation allowance was applied. As of March 31, 2006 it continues to be the assessment of management that a full valuation against the U.S. Federal and state net deferred tax assets is appropriate.

As of March 31, 2006, the Company continues to have a tax exposure related to transfer-pricing as outlined in a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.9 million exists, which as of March 31, 2006 has been fully reserved.

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

Financial Condition

At March 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and short term investments totaling $76.4 million. The primary sources of cash during the six months ended March 31, 2006 were proceeds from accounts receivables of $5.0 million, net proceeds from sale of investments of $4.8 million, and stock purchases under stock option and stock purchase plans of $2.1 million. The primary use of cash during the same period was $11.1 million from net loss.

At March 31, 2005, our principal source of liquidity consisted of cash and cash equivalents and short term investments totaling $58.9 million. The primary source of cash during the six months ended March 31, 2005 was net proceeds from sale of investments of $7.4 million, and proceeds from stock purchases under stock option and stock purchase plans of $1.9 million. The primary use of cash during the same period was $2.1 million for operating activities, mainly due to an increase in accounts receivables of $11.9 million. There were no outstanding borrowings with banks in either period.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $18.0 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.5 million, after sublease income of $0.8 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended March 31, 2006.

Outlook

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

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products timely and cost-effectively that meet the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that those new and/or enhanced products will be introduced before our competitors make their introductions, or that those products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements. The introduction of new products in the short term will also depend on adoption of our Phoenix cME® and applications as well as the overall market demand for PCs and other digital devices.

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

End-User Demand for Device Security and Availability

Many of our current products and product features, such as Recover™, Recover Pro®, TrustConnector™, and the security-related features in TrustedCore, are focused on helping to ensure that PCs and other digital devices are secure and available to the users, with a minimum of user skill required for end-users to take advantage of these capabilities. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, increased instances of malware, and increased end-user reliance on their digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate, or decelerate. Variations in demand for secure and available digital devices below our expectations could have a significant adverse impact on our operating results.

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology, related specifically to operating systems and to microprocessor designs, may have a significant impact on the relative demand for our different Core System Software products. In particular, Microsoft’s new Vista operating system, formerly codenamed Longhorn, is designed to support security capabilities that will operate more effectively on PCs running TrustedCore than on those running older versions of our CSS. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by TrustedCore to take full advantage of the new designs’ enhancements. For example, TrustedCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, including Intel’s dual-core processor codenamed Napa, while older versions of our Core System Software will require more customization effort by our customers. As a result, the demand for TrustedCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license arrangements, for our legacy CSS products than for TrustedCore, our future reported revenues could be affected to the extent that revenues related to legacy CSS products may already have been recognized. Under paid-up license arrangements, our customers pay a fixed upfront fee for an unlimited number of units, generally subject to certain limitations.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of March 31, 2006, we have been issued 76 patents in the U.S. and had 40 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 145 patents with respect to our product offerings and have 141 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of March 31, 2006, two customers accounted for 27% and 16%, respectively, of our total accounts receivable. As of September 30, 2005 one customer accounted for 34% of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s financial market risks related to changes in interest rates and foreign currency exchange rates from September 30, 2005. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 for more details.

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

With respect to our income tax process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which was discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the last quarter of fiscal 2005 we implemented a number of controls and procedures related to review of tax accounts in our foreign subsidiaries. While we continued our efforts in the second quarter of fiscal 2006 to strengthen controls in this area, as of March 31, 2006, we had not yet completed the remediation of this material weakness.

With respect to our period-end financial reporting process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which is discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Management continues in its efforts for more consistency across our geographic entities, and has inserted additional review procedures into the period-end financial reporting process during the first and second quarter of fiscal 2006. The company does not believe that it has completed remediation of this material weakness as of March 31, 2006.

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

Korean Electronic Certification Authority, Inc. v. Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC. On April 21, 2003, the Korean Electronic Certification Authority, Inc., doing business as CrossCert, Inc. (“CrossCert”), filed a motion in the Suwon District Court in Seoul, Korea, without notice to Phoenix, for a “preliminary attachment” under Korean law on Phoenix’s expected payments from another Phoenix customer, Samsung Electronics Co., Ltd. (“Samsung”). CrossCert obtained the preliminary attachment on April 21, 2003 in the amount of KRW 496,608,750, or approximately USD $412,000, which effectively enjoined a payment owing to the Company by Samsung. CrossCert’s claim relates to a March 30, 2001 license agreement (the “CrossCert Agreement”) between CrossCert and Phoenix, under which Phoenix licensed certain software to CrossCert. Phoenix subsequently assigned its rights in the CrossCert Agreement to an affiliate, Phoenix Technologies (Hungary) Software Licensing, LLC (“Phoenix-Hungary”).

On June 14, 2003, CrossCert filed a complaint in the Suwon District Court in Seoul, Korea against both Phoenix and Phoenix-Hungary for breach of contract, seeking a return of the payments made under the CrossCert Agreement in the amount of approximately USD $825,000, plus interest under Korean law. Phoenix subsequently filed an objection to the Korean’s court’s jurisdiction over the dispute based on a choice of forum clause in the CrossCert Agreement in which the parties agreed to the exclusive jurisdiction of the courts in Santa Clara County, California for any disputes arising out of the CrossCert Agreement. In October 2003, the Korean court dismissed CrossCert’s suit against Phoenix for lack of jurisdiction. Phoenix then filed a motion for cancellation of the preliminary attachment. On November 24, 2004, the Korean court denied Phoenix’s motion to cancel the preliminary attachment, and ruled that the preliminary attachment could remain in place because of the pendency of the U.S.-based lawsuit involving the parties (described below). On January 21, 2005, Phoenix deposited KRW 496,608,750, or approximately USD$412,000, into escrow with the court pending the outcome of the U.S.-based lawsuit, and requested that the court cancel and release the preliminary attachment. The court cancelled the preliminary attachment on January 28, 2005. As a result of the settlement agreement between Phoenix and CrossCert relating to the U.S.-based lawsuit described below, Phoenix intends to request the Korean court to return its deposit.

Phoenix Technologies Ltd. and Phoenix Technologies (Hungary) Software Licensing, LLC v. Korean Electronic Certification Authority, Inc. On May 7, 2003, Phoenix and Phoenix-Hungary filed suit against CrossCert in Santa Clara County Superior Court in the United States of America for breach of contract, interference with contract, interference with prospective economic advantage and unfair competition under California Business and Professions Code Sections 17200 et seq. The claims in this case relate to the CrossCert Agreement and CrossCert’s wrongful filing of the motion for preliminary attachment in Korea and its interference with Phoenix’s relationship with Samsung. Phoenix seeks damages for CrossCert’s failure to pay software maintenance fees, as well as all damages caused by CrossCert’s wrongful conduct with respect to its filing of the motion for preliminary attachment in Korea and intentional interference with Phoenix’s customer relationships. CrossCert filed a cross-complaint against Phoenix on October 24, 2003 for breach of contract, fraud and unfair competition under California Business and Professions Code Sections 17200 et seq. The parties unsuccessfully mediated the case on August 6, 2004.

On November 11, 2004, Phoenix filed an amended complaint which made additional claims for fraud, negligent misrepresentation and breach of the covenant of good faith and fair dealing. On March 14, 2005, Phoenix filed a second amended complaint to eliminate certain claims for breach of the covenant of good faith and fair dealing and breach of the California Business and Professions Code Section 17200 et seq. in exchange for CrossCert’s elimination of its claims for unfair competition under California Business and Professions Code Section 17200 et seq. and breach of the covenant of good faith and fair dealing. The case was set for trial on March 13, 2006. Prior to trial, however, the parties reached an agreement to settle the case. Under that settlement agreement, Phoenix will pay Crosscert USD$190,000 once it has received its deposit back from the Korean court and once certain other conditions are met. The parties will also execute a full mutual general release of all known and unknown claims between them in the U.S. and Korea and dismiss with prejudice their respective claims.

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against Phoenix in the Federal District Court of New Jersey, alleging that certain Phoenix products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, Phoenix has not been served with a complaint in this case and no deadlines for action have been set.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On October 11, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to $15 million of common stock over the next twelve months. No shares were repurchased during the three month period ended March 31, 2006. As of March 31, 2006, $14.0 million remained authorized by our Board of Directors for future repurchases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on March 6, 2006, at which the following occurred:

ELECTION OF CLASS 1 DIRECTOR TO THE BOARD OF DIRECTORS OF THE COMPANY: The stockholders elected Anthony P. Morris as Class 1 Director. The vote on the matter was as follows:

Anthony P. Morris

FOR	21,246,179
WITHHELD	1,315,626

The following individuals continued their term as directors following the Annual Meeting:

Albert E. Sisto

David S. Dury

Taher Elgamal

Anthony Sun

Richard M. Noling

APPROVAL OF THE AMENDMENT AND RESTATEMENT OF THE COMPANY’S 2001 EMPLOYEE STOCK PURCHASE PLAN: The stockholders approved the amendment of the Company’s 2001 Employee Stock Purchase Plan to, among other things, 1) increase the number of shares reserved under the plan by 500,000 shares from 750,000 shares to 1,250,000 shares and 2) increase the maximum amount of compensation that a participant may contribute under the plan through payroll deductions from 10% to 20%. The vote on the matter was as follows:

FOR	12,361,058
AGAINST	933,582
ABSTAIN	955,812
BROKER NON-VOTE	8,311,353

RATIFICATION OF THE APPOINTMENT BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: The stockholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year. The vote on the matter was as follows:

FOR	22,389,265
AGAINST	165,248
ABSTAIN	7,292
BROKER NON-VOTE	0

ITEM 6. EXHIBITS

10.1	Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2006, SEC File No. 000-17111).

10.2	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Albert E. Sisto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.3	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and David L. Gibbs (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.4	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Ramesh Kesanupalli (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.5	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Scott C. Taylor (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.6	Severance and Change of Control Agreement dated January 18, 2006 between Phoenix Technologies Ltd. and W. Curtis Francis (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2006, SEC File No. 000-17111).

10.7	Severance and Change of Control Agreement dated February 17, 2006 between Phoenix Technologies Ltd. and Kort van Bronkhorst (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2006, SEC File No. 000-17111).
10.8	Severance and Change of Control Agreement dated April 28, 2006 between Phoenix Technologies Ltd. and David Eichler (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2006, SEC File No. 000-17111).

31.1	Certification of Principal Executive Officer - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer - Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ ALBERT E. SISTO
Albert E. Sisto
Chairman, President and Chief Executive Officer
Date: May 10, 2006

By:	/s/ DAVID P. EICHLER
David P. Eichler
Senior Vice President and and Chief Financial Officer
Date: May 10, 2006
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Phoenix Technologies Ltd. 2001 Employee Stock Purchase Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 10, 2006, SEC File No. 000-17111).

10.2	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Albert E. Sisto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.3	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and David L. Gibbs (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.4	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Ramesh Kesanupalli (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.5	Severance and Change of Control Agreement dated January 11, 2006 between Phoenix Technologies Ltd. and Scott C. Taylor (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 11, 2006, SEC File No. 000-17111).

10.6	Severance and Change of Control Agreement dated January 18, 2006 between Phoenix Technologies Ltd. and W. Curtis Francis (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2006, SEC File No. 000-17111).

10.7	Severance and Change of Control Agreement dated February 17, 2006 between Phoenix Technologies Ltd. and Kort van Bronkhorst (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2006, SEC File No. 000-17111).

10.8	Severance and Change of Control Agreement dated April 28, 2006 between Phoenix Technologies Ltd. and David Eichler (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2006, SEC File No. 000-17111)..

31.1	Certification of Principal Executive Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer – Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.