Form 10-Q
period 2006-06-30
PHOENIX TECHNOLOGIES LTD
filed 2006-08-09
CIK 832767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

As of July 31, 2006, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 25,430,698.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2006	September 30, 2005
Assets

Current assets:
Cash and cash equivalents	$39,854	$36,905
Marketable securities	30,602	37,922
Accounts receivable, net of allowances	11,336	22,684
Prepaid royalties and maintenance	202	2,254
Other current assets	4,588	4,450

Total current assets	86,582	104,215

Property and equipment, net	4,074	4,550
Purchased Technology and Intangible assets, net	2,066	4,936
Goodwill	14,433	13,932
Other assets	2,234	3,403

Total assets	$109,389	$131,036

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,391	$2,120
Accrued compensation and related liabilities	3,973	3,863
Deferred revenue	9,513	8,305
Income taxes payable	10,460	11,425
Accrued restructuring charges - current	2,154	414
Other accrued liabilities	2,842	3,740

Total current liabilities	31,333	29,867

Accrued restructuring charges - noncurrent	1,032	1,265
Other liabilities	3,558	2,940

Total liabilities	35,923	34,072

Stockholders’ equity:
Preferred stock	—	—
Common stock	34	33
Additional paid-in capital	190,540	183,749
Deferred compensation	—	(302)
Retained earnings	(24,578)	5,070
Accumulated other comprehensive loss	(882)	(1,143)
Less: Cost of treasury stock	(91,648)	(90,443)

Total stockholders’ equity	73,466	96,964

Total liabilities and stockholders’ equity	$109,389	$131,036

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months ended June 30,		Nine Months ended June 30,
	2006	2005	2006	2005
Revenues	$10,450	$23,733	$52,151	$76,953
Cost of revenues	5,411	4,371	14,849	12,935

Gross Margin	5,039	19,362	37,302	64,018
Operating expenses:
Research and development	5,858	5,139	17,735	15,120
Sales and marketing	9,548	8,987	28,258	27,061
General and administrative	5,896	3,886	16,025	11,536
Amortization of acquired intangible assets	17	17	52	52
Restructuring	1,887	—	1,887	—

Total operating expenses	23,206	18,029	63,957	53,769

Income (loss) from operations	(18,167)	1,333	(26,655)	10,249

Interest and other income, net	440	(180)	1,325	(921)

Income (loss) before income taxes	(17,727)	1,153	(25,330)	9,328

Income tax expense	833	415	4,318	3,358

Net income (loss)	$(18,560)	$738	$(29,648)	$5,970

Earnings (loss) per share:
Basic	$(0.73)	$0.03	$(1.18)	$0.24
Diluted	$(0.73)	$0.03	$(1.18)	$0.23
Shares used in Earnings (loss) per share calculation:
Basic	25,333	24,893	25,152	24,759
Diluted	25,333	25,781	25,152	25,623

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(29,648)	$5,970
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,825	4,907
Stock-based compensation	3,881	190
Loss from disposal of fixed assets	2	—
Deferred income tax	790	370
Change in operating assets and liabilities:
Accounts receivable	11,451	(1,743)
Prepaid royalties and maintenance	2,088	1,714
Other assets	232	1,954
Accounts payable	274	(193)
Accrued compensation and related liabilities	489	438
Deferred revenue	1,254	(654)
Income taxes	(954)	(1,257)
Accrued restructuring charges	1,519	(544)
Other accrued liabilities	(650)	439

Net cash provided by (used in) operating activities	(4,447)	11,591

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	235,750	139,226
Purchases of marketable securities	(228,429)	(143,240)
Purchases of property and equipment	(1,482)	(2,459)
Acquisition of businesses, net of cash acquired	(500)	(500)

Net cash provided by (used in) investing activities	5,339	(6,973)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	3,206	2,681
Repurchase of common stock	(1,205)	—

Net cash provided by financing activities	2,001	2,681

Effect of changes in exchange rates	56	1,292

Net increase in cash and cash equivalents	2,949	8,591
Cash and cash equivalents at beginning of period	36,905	38,898

Cash and cash equivalents at end of period	$39,854	$47,489

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation. The condensed consolidated financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of September 30, 2005 was derived from the audited financial statements except for the reclassification noted below, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of June 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications. The Company reclassified the following amounts as of September 30, 2005 to conform to the presentation as of June 30, 2006: approximately $2.0 million of its retirement reserve from Other accrued liabilities, current to Other liabilities, non-current, approximately $82,000 from Accrued restructuring charges current to Accrued restructuring charges non-current, and approximately $9.1 million from cash and cash equivalents to marketable securities. The statement of operations for the three and nine months ended June 30, 2005 has been adjusted to reclassify approximately $58,000 and $190,000, respectively, of stock based compensation from a single line item on the statement of operations to the appropriate operating expense categories respectively. These reclassifications had no impact on the Company’s total assets, total liabilities, or income (loss) from operations or net income (loss) for either the three or nine months ended June 30, 2006.

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

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

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

From time to time, the Company enters into software license agreements with its customers in which they pay a fixed upfront fee for an unlimited number of units subject to certain Phoenix product or design restrictions. Revenues from such paid-up license arrangements are generally recognized upfront provided all other revenue recognition criteria have been met.

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

Stock-Based Compensation. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the three and nine month periods ended June 30, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective October 1, 2005, we adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three and nine month periods ended June 30, 2006, is $1.1 million and $3.9 million respectively higher than had we continued to account for stock-based employee compensation under APB No. 25. Impact on basic and diluted net loss per share for the three and nine months ended June 30, 2006 was ($0.04) and ($0.16), respectively as a result of adoption SFAS No. 123(R). The adoption of SFAS No. 123(R) had no impact on cash flows from operating or financing activities.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three and nine month periods ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during those periods. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income as reported	$738	$5,970

Add: Stock-based employee compensation expense included in reported net income	58	187

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(1,678)	(4,488)

Pro forma net income	$(882)	$1,669

Basic earnings per share:
As reported	$0.03	$0.24

Pro forma	$(0.04)	$0.07

Diluted earnings per share:
As reported	$0.03	$0.23

Pro forma	$(0.03)	$0.07

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure is not presented for the three or nine month periods ended June 30, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R) during those periods.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three and nine month periods ended June 30, 2006 (in thousands)

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
Costs and Expenses
Cost of goods sold	$75	$268
Research and development	192	703
Sales and marketing	461	1,529
General and administrative	382	1,378

Total stock-based compensation expense	$1,110	$3,878

There was no capitalized stock-based employee compensation cost as of June 30, 2006. There was no recognized tax benefits during the quarter ended June 30, 2006.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

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

The fair value of options granted in the three and nine month periods ended June 30, 2006 and 2005 reported above has been estimated as of the date of the grant using a Black-Scholes single and multiple option pricing model, respectively, with the following assumptions:

	Employee Stock Options
	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Expected life from grant date (in years)	3.6 - 10.0	4.02	3.6 - 10.0	4.02
Risk-free interest rate	5.0 - 5.1%	3.6%	4.3 - 5.1%	3.2%
Volatility	0.6 - 0.7	0.77	0.6 - 0.8	0.77
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Expected life from grant date (in years)	0.5 - 2.0	0.5	0.5 - 2.0	0.5
Risk-free interest rate	4.3 - 5.0%	3.3%	3.8 - 5.0%	3.0%
Volatility	0.4 - 0.5	0.49	0.4 - 0.6	0.49
Dividend yield	None	None	None	None

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

New Accounting Pronouncements. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principles and error corrections. SFAS No. 154 requires that changes in accounting principles be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Note 2. Comprehensive Income (loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(18,560)	$738	$(29,648)	$5,970
Other comprehensive income (loss)
Unrealized gain / (loss) from short-term investments	(12)	—	(2)	—
Foreign currency translation adjustments	158	102	263	1,290

Comprehensive income (loss)	$(18,414)	$840	$(29,387)	$7,260

Note 3. Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through June 30, 2006 (in thousands):

	Facilities Exit Costs Fiscal 2003 Plan	Severance and Benefits Fiscal 2006 Plan	Facilities Exit Costs Fiscal 2006 Plan	Total
Balance of accrual at September 30, 2005	$1,679	$—	$—	$1,679
Cash payments	(72)	—	—	(72)

Balance of accrual at December 31, 2005	1,607	—	—	1,607
Q2 Fiscal 2006 cash payments	(75)	—	—	(75)

Balance of accrual at March 31, 2006	1,532	—	—	1,532
Initial provision in third quarter of fiscal 2006	—	1,777	78	1,855
Q3 Fiscal 2006 cash payments	(148)	(53)	—	(201)

Balance of accrual at June 30, 2006	$1,384	$1,724	$78	$3,186

In the third quarter of fiscal 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 33 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs, and $78,000 of facility closure costs. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included in the Company’s results of operations. Through June 30, 2006, the Company paid approximately $53,000 on these restructuring costs. The Company expects to incur an additional charge of approximately $60,000 during the fourth quarter of fiscal 2006 relating to the closure of the Munich office.

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

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

As of June 30, 2006, the Company’s consolidated balance sheets under the captions “Accrued restructuring charges – current” and “Accrued restructuring charges – non current” showed an amount of $1.4 million related to a 2003 restructuring program. This amount is expected to be paid through the third quarter of fiscal 2009.

Note 4. Other Current and Non-Current Accrued Liabilities

The following table provides details of other current accrued liabilities (in thousands):

	June 30, 2006	September 30, 2005
Other current accrued liabilities:
Royalties and commissions	$350	$736
Accounting and legal fees	614	1,343
Co-op advertising	447	738
Other accrued expenses	1,431	923

Total other current accrued liabilities	$2,842	$3,740

The following table provides details of other non-current accrued liabilities (in thousands):

	June 30, 2006	September 30, 2005
Other non-current accrued liabilities
Accrued Rent	$664	$647
Retirement Reserve	2,428	2,199
Other Liabilities	466	94

Total Other non-current accrued liabilities	$3,558	$2,940

Note 5. Segment Reporting and Significant Customers

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, the Company does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenues:
North America	$1,409	$7,631	$5,233	$16,078
Japan	1,274	4,504	15,565	18,544
Taiwan	5,842	7,999	25,838	29,394
Other Asian Countries	1,435	1,218	3,772	5,414
Europe	490	2,381	1,743	7,523

Total Revenues	$10,450	$23,733	$52,151	$76,953

For the three month period ended June 30, 2006, two customers accounted for 19% and 16% of total revenues. For the three month period ended June 30, 2005, a different customer accounted for 27% of total revenues. For the nine month period ended June 30, 2006, one customer accounted for 13% of total revenues and, for the nine month period ended June 30, 2005, a different customer accounted for 14% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6. Earnings (Loss) per Share

Basic earnings per share are computed using the weighted average number of ordinary shares outstanding during the applicable periods. Diluted earnings per share are computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method.

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(18,560)	$738	$(29,648)	$5,970

Weighted average common shares outstanding	25,333	24,893	25,152	24,759
Effect of dilutive securities (using the treasury stock method):
Stock options	—	888	—	864

Weighted average diluted common and equivalent shares outstanding	25,333	25,781	25,152	25,623

Earnings (loss) per share:
Basic	$(0.73)	$0.03	$(1.18)	$0.24
Diluted	$(0.73)	$0.03	$(1.18)	$0.23

Due to the Company’s net loss for the three and nine month periods ended June 30, 2006, all ordinary share equivalents from stock options were excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect. As of June 30, 2006, the Company had weighted average outstanding options of approximately 5.7 million and 5.6 million for the three and nine month periods of fiscal 2006, respectively.

During the three and nine month periods ended June 30, 2005, the Company had net income and therefore, the options excluded from the diluted earnings per share calculation were those which had exercise prices greater than the average market price of the Company’s ordinary shares. For the three and nine month periods June 30, 2005 the Company had weighted average outstanding options of approximately 2.9 million and 3.2 million which had exercise prices greater than the average market price of the Company’s ordinary shares.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Note 7. Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the nine months ended June 30, 2006 were as follows (in thousands).

(In thousands)	Goodwill	Acquired Intangible Assets	Purchased Technology	Prepaid Royalties
Net Balance, September 30, 2005	$13,932	$368	$4,568	$2,271
Additions	501	—	—	522
Impairment/Write off	—	—	(708)	(587)
Amortization	—	(52)	(2,110)	(2,004)

Net Balance, June 30, 2006	$14,433	$316	$1,750	$202

In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million is to be paid out in equal annual increments beginning in fiscal 2004 providing that the developed technology purchased as part of the original business combination is still utilized within products at the annual milestone dates. In March 2006, the Company made the final payment of $0.5 million in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company recorded, in the third quarter of fiscal 2006 impairment charge of $0.7 million and $0.5 million against its purchased technology and prepaid royalties respectively.

The following table summarizes amortization of acquired intangible assets and purchased technology (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Amortization of acquired intangible assets	$17	$17	$52	$53
Amortization of purchased technology	434	838	2,110	2,514

Total acquisition-related charges	$451	$855	$2,162	$2,567

Amortization of acquired intangible assets and purchased technology are charged in cost of revenue on our statement of operations. Future acquisitions could cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The following table summarizes the expected annual amortization expense of acquired intangible assets and purchased technology (in thousands):

Expected Amortization Expense
Remainder of 2006	$309
Fiscal year ending September 30,
2007	1,237
2008	362
2009	70
2010	70
2011	18

Total	$2,066

Purchased technology and intangible assets are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which range from five to nine years.

Note 8. Stock Based Compensation

We have a stock-based compensation program that provides our Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Stock options are generally time-based, vesting 25% on the first anniversary of the grant date and 6.25% quarterly there after over the remaining three year period, expiring ten years from date of grant. Additionally, we have an Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and our ESPP are newly created shares of common stock. As of June 30, 2006, we had 7,816,990 shares of common stock reserved for future issuance under our stock option plans and ESPP.

1999 Stock Plan

In November, 1998, the Board of Directors adopted the 1999 Stock Plan (the “Plan”), which was approved by stockholders in January 1999. In February 2000, February 2001, April 2002, and February 2005, the stockholders approved amendments to the Plan to increase the number of shares reserved. Under the 1999 Plan, at June 30, 2006, 5,600,000 shares had been authorized by the Board of Directors and approved by the stockholders with 4,570,723 shares of common stock reserved for future issuance.

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

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Director Option Plan

In November 1999, the Board of Directors adopted the 1999 Director Option Plan (the “Director Plan”), which was approved by our stockholders in February 2000. In February 2001, February 2002, February 2003, and February 2005, the stockholders approved amendments to the Director Plan to increase the number of shares reserved under the Director Plan. Under the Director Option Plan, at June 30, 2006, 680,000 shares had been authorized by the Board of Directors and approved by the stockholders and approximately 680,000 shares of common stock were reserved for future issuance.

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

1997 Non-Qualified Stock Option Plan

Our Board of Directors adopted the 1997 Non-Qualified Stock Option Plan (the “1997 NQ Plan”) in July 1997. The 1997 NQ Plan authorizes the issuance of 1,317,576 shares of non-qualified stock options to non-officer employees and consultants. As of June 30, 2006, 939,621 shares of common stock were reserved for future issuance under the 1997 NQ Plan.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our Board of Directors and approved by our stockholders in November of 2001, and was amended and restated by our Board of Directors in November, 2005 and approved by the stockholders in March, 2006 at the annual meeting of stockholders. Under the Employee Stock Purchase Plan, at June 30, 2006, 1,250,000 shares had been authorized by the Board of Directors and approved by the stockholders and 420,365 shares of common stock were reserved for future issuance.

The Compensation Committee of our Board of Directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

first day of the offering period or (b) the applicable purchase date within such offering period. A 24 month offering period commences every nine months, generally on the first business day of June and November of each year. The offering period is divided into four six month purchase periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six month purchase period within the 24 month offering period than it was on the first day of that 24 month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24 month offering period. Purchases are limited to twenty percent of each employee’s eligible compensation and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. Directors are not allowed to participate under the Purchase Plan.

Other Stock-Based Plans

The Company has two stock based compensation plans available from which no additional options are currently being granted; the 1996 Equity Incentive Plan (the “1996 Plan”) and the 1998 Stock Plan (the “1998 Plan”). Under the 1996 and 1998 plans, at June 30, 2006, 800,000 and 780,000 shares respectively had been authorized by the Board of Directors and approved by the stockholders. Also, at June 30, 2006, approximately 573,441 shares and 524,161 shares of common stock were reserved for future issuance under the 1996 and 1998 Plans respectively.

Both plans allow for the issuance of incentive and non-statutory stock options, as well as restricted stock to employees, directors and consultants of the Company. Only employees may receive an incentive stock option. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or their relationship with the Company. Non-statutory stock options granted from the 1996 Plan may not be granted at less than 85% of the closing fair market value on the date of grant and incentive options at less than the closing fair market value on date of grant. Options granted from the 1998 Plan have an exercise price equal to 100% of the closing fair market value on the date of grant. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36 month period. Focal stock option grants generally vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under 1996 Plan and 1998 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to our capital structure.

Activity under our stock option plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at October 1, 2005	6,597,222	$8.60
Options granted	964,282	6.25
Options exercised	(356,712)	5.29		$506
Options canceled	(1,508,306)	8.02

Outstanding at June 30, 2006	5,696,486	8.57	6.50	$158

Exercisable at June 30, 2006	3,756,572	$9.53	5.28	$114

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the nine months ended June 30, 2006 and 2005 are $4.12 and $5.41, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the nine months ended June 30, 2006 and 2005 are $2.46 and $2.30, respectively. The total intrinsic value of options exercised for the nine months ended June 30, 2006 and 2005 are $0.5 million and $0.7 million, respectively.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

Nonvested restricted stock activity for the three and nine month periods ended June 30, 2006 and 2005 is summarized as follows:

	Three months ended June 30, 2006		Nine months ended June 30, 2006
	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested stock at October 1, 2005	40,000	$5.38	40,000	$5.38
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(30,000)	—	(30,000)	—

Nonvested stock at June 30, 2006	10,000	$5.38	10,000	$5.38

As of June 30, 2006, $15,242 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.0 years.

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against the Company in the Federal District Court of New Jersey, alleging that certain of our products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, the Company has not been served with a complaint in this case and no deadlines for action have been set.

Note 10. Income Taxes

The Company recorded an income tax provision of $0.8 million and $4.3 million for the three and nine months ended June 30, 2006, respectively, as compared to an income tax provision of $0.4 million and $3.4 million for the same periods ended June 30, 2005, respectively. The income tax provision for the three and nine months ended June 30, 2006 is comprised primarily of the recording of a valuation allowance on Taiwan deferred tax assets, taxes on foreign income and foreign withholding taxes, primarily related to Taiwan, and a provision for U.S. state income taxes. The income tax provision for the three and nine months of fiscal year 2005 is comprised primarily of taxes on foreign income and foreign withholding taxes primarily related to Taiwan, and a provision for U.S. state income taxes and U.S. federal alternative minimum taxes.

The effective tax rate for the quarter was calculated based on the results of operations for the nine months ended June 30, 2006, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective rate to apply to the operating income for the quarter.

PHOENIX TECHNOLGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIALS STATEMENTS

(UNAUDITED)

The effective tax rate for the three months ended June 30, 2006 was (5%) compared with 36% for the comparable period ended June 30, 2005. The effective tax rate for the nine months ended June 30, 2006 was (17%) compared with 36% for the comparable period ended June 30, 2005. These changes in the effective tax rate were primarily due to the effect of an overall pretax loss during the three and nine months ended June 30, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with pretax income during the comparable period ended June 30, 2005.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of June 30, 2006, it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. There is a deferred tax asset amounting to $0.4 million at June 30, 2006 recorded for the activities in Japan for which no valuation allowance was applied.

As of June 30, 2006, the Company continues to have a tax exposure related to transfer-pricing as a result of a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.7 million exists, which as of June 30, 2006 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment, however given the current political and economic climate within Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, ability to attract and retain a new CEO, investigation of strategic alternatives, timing for release of Microsoft’s Vista operating system, change in strategy to reduce paid-up license agreements, impact of continued use of volume purchase agreements and paid-up license arrangements with customers, expectations of revenue growth overall and in specific revenue categories, plans to improve and enhance existing products and develop new products, expectations of growth in the Company’s distribution, reseller and system builder channels, dispositions or strategic investments, and remediation of material weaknesses in the Company’s internal control over financial reporting. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

Company Overview

Phoenix Technologies is a global leader in the development, design, and support of software that provides endpoint enablement, security and availability for current and next-generation computing and digital consumer devices. These devices include, but are not limited to, personal computers (“PCs”), servers and embedded machines which are based on the x.86 microprocessor architecture.

In addition to key products, we also provide support services to our customers as required, such as training, maintenance, and engineering services.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the evolution of BIOS (“Basic Input Output System”), for PCs, servers and embedded devices, where Phoenix has established

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

global market share leadership. CSS customers are usually original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in Phoenix firmware products at the manufacturing stage. The company sells directly to these OEMs and ODMs, who incorporate Phoenix products in over 100 million devices per year.

The Company also develops and markets a growing family of software applications products that assure the security and availability of endpoint devices that have already been deployed. These products help restore a device’s contents, enable device identification to a network, and provide instant-on access to certain frequently-used applications. End customers for these applications products are enterprises, governments and service providers. The applications products leverage the company’s BIOS experience, and are positioned as being complementary to other security and availability solutions currently in the market. The company has been aggressively building a reseller channel for these products during the past three quarters of fiscal 2006 in anticipation of selling this growing family of products to enterprises around the world.

Fiscal 2006 Third Quarter Overview

Phoenix analyzes revenue along two dimensions:

(1) Platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category

(2) Products, with Core System Software representing one category and applications representing the second category.

We disclose revenue breakdowns in three resulting sectors which will be discussed in more detail under “Results of Operations” and “Revenues”.

(a) PC/Server Core System Software

(b) PC/Server Applications

(c) Non-PC Devices (including both CSS and applications)

The PC/Server Core System Software sector is currently our largest, representing 59% of our total revenue of $10.5 million during the third quarter of fiscal 2006. Revenue in this sector decreased by $9.4 million, or 60%, to $6.2 million in the third quarter of fiscal 2006 from $15.5 million the second quarter of fiscal 2006. Revenue in the PC/Server Applications sector decreased from $3.1 million in the second quarter of fiscal 2006, or 13% of second quarter revenue, to $2.4 million in the third quarter of fiscal 2006, or 23% of revenue. Revenues in the Non-PC Device sector decreased from $4.5 million in the second quarter of fiscal 2006, or 19% of second quarter revenue, to $1.9 million in the third quarter of 2006, or 18% of third quarter revenue. Overall revenues are down this quarter due to a number of factors. First, Core System Software BIOS volume was lower than expected as a result of Microsoft’s delayed launch of the Vista operating system which is now expected to occur in January 2007. PC makers are experiencing slowing demand for systems based on old platforms as the market awaits the launch of Vista-ready systems early next year. We believe that Microsoft’s delay in launching its new Vista operating system impacted our net revenues in the third quarter by approximately $2 million. Second, application products sales are not ramping up as quickly as expected in the reseller channel or with OEMs due primarily to lower than expected customer demand together with product installation and compatibility issues. These are pre-sales issues and do not impact revenues recognized in the third quarter of fiscal 2006. These product issues are being addressed by the Company, and we expect to introduce more completely integrated release versions in the coming quarters which will make these products easier to deploy and use. We believe that the product installation and compatibility issue impacted our net revenues in third quarter of fiscal year 2006 by approximately $3 million. We have recruited 825 Trusted Partner resellers, with more than 340 trained and activated, to sell around the world. The third factor for the revenue decrease in the third quarter compared to the second quarter of fiscal year 2006 relates to our reliance upon paid-up licenses for our core systems software, or BIOS products. The Company had increasingly employed the use of paid-up software licenses over the past two years. In the third quarter of fiscal year 2006 management made a decision to significantly decrease the use of this licensing practice and increase the use of pay as you go, or royalty based licenses. We believe that this licensing change had an impact of approximately $9 million on net revenues during the third quarter of fiscal year 2006. While the use of paid-up licenses has some strategic advantages, we believe that royalty-based transactions allow us to better manage our business by providing better revenue predictability, as well as help us maintain our average selling prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We continued to enter into two types of transactions under which our ODM and OEM customers make larger and longer-term financial commitments: volume purchase agreements (“VPAs”) and paid-up license agreements. Under VPAs, customers commit to a fixed payment schedule for an agreed-upon number of units, typically for anticipated consumption over the next several quarters. Amounts that have been invoiced under VPAs and relate to amounts not recognized as of the end of the quarter are recorded as deferred revenues. As a result of new VPA arrangements signed during the current quarter our total deferred revenue balance increased from $8.4 million at March 31, 2006 to $9.5 million at June 30, 2006. Under paid-up license arrangements, customers pay a fixed upfront fee for an unlimited number of units. Generally, we recognize all license revenues under a paid-up license agreement upon execution of the agreement, provided all revenue recognition criteria have been met. In all cases these paid-up arrangements have certain restrictions including but not limited to specific Phoenix products or to specific devices sold by our customers, or to both. Our revenues from such paid-up license arrangements decreased from $14 million in the second quarter of fiscal 2006, or 60% of second quarter fiscal 2006 revenues, to $3.5 million in the third quarter of fiscal 2006, or 34% of third quarter of fiscal 2006 revenues. Revenues from paid-up licenses in the third quarter of fiscal 2005 were $9.5 million or 40% of total third quarter fiscal 2005 revenue. During the fourth quarter of fiscal 2006 revenue from paid-up license are expected to represent approximately 20% of net revenues. In fiscal year 2007 and thereafter, paid-up licenses are expected to represent 10% or less of net revenues. Management has proactively decided to decrease the use of this licensing practice and increase the use of pay as you go, or royalty-based, pricing model. This change results in higher predictability of future revenue streams and better control of product average selling prices.

Operating expenses increased from $19.8 million in the second quarter of fiscal 2006 to $23.2 million in third quarter of fiscal 2006. Excluding the fiscal third quarter restructuring charge of $1.9 million as well as severance and related costs of $0.9 million for our former CEO, operating expenses for the third quarter on a normalized basis increased by $0.6 million compared to the second quarter. The increase in operating expense is primarily due to ongoing channel development and recruitment efforts to support recent application product releases.

The Company continues its strategic planning efforts to improve its business outlook and profitability. We are expanding our partnerships with key system builders and channel partners, as well as with their top customers, to establish brand awareness of our products and ultimately to generate increased demand. We also continue to realign resources globally to better serve our customers, including refocusing field support teams to accelerate customer adoptions in the applications businesses.

Critical Accounting Policies and Estimates

There are no significant changes during the three and nine month period ended June 30, 2006 to the items that we disclosed as our critical accounting polices and estimates in our discussion and analysis of financial condition and results of operations in our 2005 Form 10-K, except as noted below.

Stock-Based Compensation Expense. Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the three and nine month periods ended June 30, 2005.

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

We have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the three and nine month periods ended June 30, 2006, is $1.1 million and $3.9 million higher than had we continued to account for stock-based employee compensation under APB No. 25. The impact on basic and diluted net loss per share for the three and nine month periods ended June 30, 2006 was ($0.04) and ($0.16), respectively, as a result of the adoption of SFAS No. 123(R), compared to reported basic and diluted net loss per share of ($0.73) and ($1.18), respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

				Percent of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended June 30:
Revenues	$10,450	$23,733	(56)%	100%	100%
Cost of revenues	5,411	4,371	24%	52%	18%

Gross Margin	5,039	19,362	(74)%	48%	82%

Research and development	5,858	5,139	14%	56%	22%
Sales and marketing	9,548	8,987	6%	92%	38%
General and administrative	5,896	3,886	52%	56%	16%
Amortization of acquired intangible assets	17	17	0%	0%	0%
Restructuring	1,887	—	N/A	18%	0%

	23,206	18,029	29%	222%	76%

Income (loss) from operations	(18,167)	1,333	N/A	N/A	N/A

Interest and other income, net	440	(180)	N/A	4%	(1)%

Income (loss) before income taxes	(17,727)	1,153	N/A	N/A	N/A

Income tax expense	833	415	101%	8%	2%

Net Income (loss)	(18,560)	738	N/A	N/A	N/A

Revenues

Revenues by geographic region for the three months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended June 30:
North America	$1,409	$7,631	(82)%	13%	32%
Japan	1,274	4,504	(72)%	12%	19%
Taiwan	5,842	7,999	(27)%	56%	34%
Other Asian countries	1,435	1,218	18%	14%	5%
Europe	490	2,381	(79)%	5%	10%

Total revenues	$10,450	$23,733	(56)%	100%	100%

Revenues by sector for the three months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages)

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Three months ended June 30:
PC & Server
Core System Software	$6,151	$15,112	(59)%	59%	64%
Applications	2,419	5,194	(53)%	23%	22%

	8,570	20,306	(58)%	82%	86%
Non-PC Devices	1,880	3,427	(45)%	18%	14%

Total Revenue	$10,450	$23,733	(56)%	100%	100%

Total revenue for the three months ended June 30, 2006 decreased by $13.3 million, or 56%, compared to the corresponding period of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PC/Server Core System Software net revenues were $6.2 million for the three months ended June 30, 2006 compared to $15.1 million over the same period in 2005. The $8.9 million decrease was primarily due to several factors. First, our Core System Software net revenues were lower than expected as a result of Microsoft’s delayed launch of the Vista operating system which is now expected to occur in January 2007. PC makers are experiencing slowing demand for systems based on old platforms as the market awaits the launch of Vista ready systems next year. We believe that Microsoft’s delay in launching its new Vista operating system impacted our net revenues in the third quarter by approximately $2 million. The second factor for the revenue decrease in the third quarter relates to timing of revenue due to a reduced reliance on paid-up licenses for our Core System BIOS products coupled with lower average selling prices compared to the same period last year. During the third quarter of fiscal year 2006, paid-up licenses in the Core System area represented $2.3 million or 22% of net revenues compared to $6.3 million or 27% net revenues for the comparable period last year. In the third quarter of fiscal year 2006 management made a decision to significantly decrease the use of this licensing practice and increase the use of pay as you go, or royalty based licenses. We believe that this licensing change had an impact of approximately $9 million on net revenues during the third quarter of fiscal year 2006. While the use of paid-up licenses has some strategic advantages, we believe that royalty-based transactions allow us to better manage our business by providing better revenue predictability, as well as help us maintain our average selling prices.

During the fourth quarter of fiscal year 2006 revenues from paid-up licenses are expected to represent approximately 20% of net revenues for all products down from 34% in the third quarter, 60% in the second quarter and 63% during he first quarter of fiscal 2006. In fiscal year 2007 and thereafter, paid-up licenses are expected to represent 10% or less of net revenues.

PC/Server Applications net revenues were $2.4 million for the three months ended June 30, 2006 as compared to $5.2 million for the same period in 2005. During the third fiscal quarter of 2005 the Company had a number of large OEM contracts which were not replicated in the third quarter of fiscal year 2006. Additionally, application product sales are not ramping up as quickly as expected primarily due to product installation and compatibility issues together with slower than expected adoption. We believe that the product installation and compatibility issue impacted our net revenues in third quarter of fiscal year 2006 by approximately $3 million. These product issues are being addressed by the Company, and we expect to introduce more completely integrated release versions in the coming quarters which will make these products easier to deploy and use.

The last category is Non-PC devices, which includes both Core System Software and applications. The Non-PC device sector revenue decreased to $1.9 million in the three months ended June 30, 2006 from $3.4 million in the corresponding period of 2005.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees and royalties, customer support service costs, and amortization of purchased technology. Gross margin was $5.0 million and $19.4 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, the gross margins were 48% and 82% respectively. The lower gross margin percentage was primarily due to the lower revenue levels as a high percentage of our cost of revenues are primarily related to customer service costs and amortization of purchased technology which are fixed costs. Additionally during the quarter ending June 30, 2006, we wrote-off approximately $1.2 million for purchased technology and prepaid license costs primarily as a result of our decision during the third quarter of fiscal 2006 to refocus our engineering development and sales efforts.

Research and Development Expenses

Research and development expenses were $5.9 million and $5.1 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 56% and 22%, respectively. Of the $0.8 million increase, $0.4 million was due to an increase in research and development staff located in lower cost regions of the world and who are focused on development of new core system software and applications products. Also, contributing to the increase is the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for research and development areas for the period ending June 30, 2006 was $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing Expenses

Sales and marketing expenses were $9.5 million and $9.0 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 92% and 38%, respectively. The increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for sales and marketing areas for the period ending June 30, 2006 was $0.5 million.

General and Administrative Expenses

General and administrative expenses were $5.9 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 56% and 16%, respectively. The increase in general and administrative expense is primarily due a one-time severance expense of $0.9 million related to our former CEO. Other increases include outside professional and consulting fees of $0.4 million for SOX compliance efforts, and executive assessments and executive recruiting efforts of $0.2 million. Increased costs were also due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for general and administrative areas for the period ending June 30, 2006 was $0.4 million.

Restructuring charge

The company recorded a $1.9 million restructuring charge in the third quarter of fiscal year 2006, $1.8 million of which is related to severance and severance-related costs in connection with a reduction in force (33 employees), with the remaining $0.1 million related to the closure of an office in Japan.

Provision for Income Taxes

The Company recorded an income tax provision of $0.8 million for the three months ended June 30, 2006, as compared to a provision of $0.4 million for the corresponding period in 2005.

The effective tax rate for the quarter was calculated based on the results of operations for the quarter, and does not reflect an annual effective rate. Since the Company can not currently consistently predict its future operating income, or in which jurisdiction it will be located, the company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the three months ended June 30, 2006 was (5%) compared with 36% for the comparable period ended June 30, 2005. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the three months ended June 30, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended June 30, 2005.

Nine months Ended June 30, 2006 Compared to Nine months Ended June 30, 2005

The following table sets forth, for the periods indicated, certain amounts included in the Company’s Consolidated Statements of Operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

				Percent of Consolidated Revenue
	2006	2005	% Change	2006	2005
Nine months ended June 30:
Revenues	$52,151	$76,953	(32)%	100%	100%
Cost of revenues	14,849	12,935	15%	28%	17%

Gross Margin	37,302	64,018	(42)%	72%	83%

Research and development	17,735	15,120	17%	34%	20%
Sales and marketing	28,258	27,061	4%	54%	35%
General and administrative	16,025	11,536	39%	31%	15%
Amortization of acquired intangible assets	52	52	0%	0%	0%
Restructuring	1,887	—	N/A	4%	0%

	63,957	53,769	19%	123%	70%

Income (loss) from operations	$(26,655)	$10,249	N/A	N/A	N/A

Interest and other income, net	1,325	(921)	N/A	3%	(1)%

Income (loss) before income taxes	(25,330)	9,328	N/A	N/A	N/A

Income tax expense	4,318	3,358	29%	8%	4%

Net Income (loss)	(29,648)	5,970	N/A	N/A	N/A

Revenues

Revenues by geographic region for the nine months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Nine months ended June 30:
North America	$5,233	$16,078	(68)%	10%	21%
Japan	15,565	18,544	(16)%	30%	24%
Taiwan	25,838	29,394	(12)%	50%	38%
Other Asian countries	3,772	5,414	(30)%	7%	7%
Europe	1,743	7,523	(77)%	3%	10%

Total revenues	$52,151	$76,953	(32)%	100%	100%

Revenues by sector for the nine months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages)

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005
Nine months ended June 30:
PC & Server
Core System Software	$34,290	$51,435	(33)%	66%	67%
Applications	8,727	13,237	(34)%	17%	17%

	43,017	64,672	(34)%	83%	84%
Non-PC Devices	9,134	12,281	(26)%	17%	16%

Total Revenue	$52,151	$76,953	(32)%	100%	100%

Total revenue for the nine months ended June 30, 2006 decreased by $24.8 million, or 32% as compared to the corresponding period of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PC/Server Core System Software net revenues were $34.3 million for the nine months ended June 30, 2006 compared to $51.4 million for the corresponding period in 2005. The lower revenue performance is primarily due to a number of factors. During the third quarter of fiscal year 2006 the Company experienced lower demand for its Core System Software sales as a result of Microsoft’s delayed launch of the Vista operating system which is now expected to occur in January 2007. PC makers are experiencing slowing demand for systems based on old platforms as the market awaits the launch of Vista ready systems next year. We believe that Microsoft’s delay in launching its new Vista operating system impacted the our net revenues in the third quarter by approximately $2 million. The second major factor for the revenue decrease for the nine month period ended June 30, 2006 relates to our reliance upon paid-up licenses for our Core System BIOS products with the third factor being continued price erosion for our older Core System products. In the third quarter of fiscal year 2006 management made a decision to significantly decrease the use of paid-up licensing practice and increase the use of pay as you go, or royalty based licenses. We believe that this licensing change had an impact of approximately $9 million on net revenues during the third quarter of fiscal year 2006. While the use of paid-up licenses has some strategic advantages, we believe that royalty-based transactions allow us to better manage our business by providing better revenue predictability, as well as help us maintain our average selling prices.

For the nine month period ended June 30, 2006, paid-up licenses net revenues represented $23.4 million or 55% of our Core System software net revenues compared to $26.2 million or 41% of our Core System software during the nine month period ended June 30, 2005.

During the fourth quarter of fiscal year 2006 revenues from paid-up licenses for all products are expected to represent approximately 20% of net revenues which is down from 34% in the third quarter, 60% in the second quarter and 63% during the first quarter of fiscal 2006. In fiscal year 2007 and thereafter, paid-up licenses are expected to represent 10% of less of net revenues.

PC/Server Applications net revenues were $8.7 million for the nine months ended June 30, 2006 as compared to $13.2 million for the corresponding period in 2005. The decrease in revenue is primarily due to large application sales with two major PC OEMs in fiscal year 2005. Additionally, application product sales are not ramping up as quickly as expected primarily due to product installation and compatibility issues. We believe that the product installation and compatibility issue impacted our net revenues in third quarter of fiscal year 2006 by approximately $3 million. These product issues are being addressed by the Company, and we expect to introduce more completely integrated release versions in the coming quarters which will make these products easier to deploy and use.

The last revenue category is Non-PC devices, which includes both the Core System Software and applications. The Non-PC device sector recorded a decrease in revenue to $9.1 million for the nine months ended June 30, 2006 from $12.3 million in the corresponding period of 2005.

Cost of Revenues and Gross Margin

Cost of revenues consists of third-party license fees and royalties, customer support service costs and amortization of purchased technology. Gross margin was $37.3 million and $64.0 million for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, the gross margin was 72% and 83% respectively. The lower gross margin percentage was primarily due to lower revenue levels as a high percentage of our cost of revenues are primarily related to customer service costs and amortization of purchased technology which are fixed costs. Cost of revenues for the nine months ended June 30, 2006 were $1.4 million higher than cost of revenues in the corresponding period of 2005. The increase is attributable to revenue mix, royalties paid against products sold, a $1.2 million write-off for purchased technology and prepaid licenses, and higher service cost of revenue. Service cost of revenue was higher by $0.5 million due to $0.3 million of stock-based compensation, as well as higher staffing levels for customer support efforts.

Research and Development Expenses

Research and development expenses were $17.7 million and $15.1 million for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 34% and 20%, respectively. Of the $2.6 million increase, $0.9 million was due to an increase in research and development staff who are located in lower cost regions of the world and who are focused on development of new core system software and application products. In addition, there was a $0.6 million increase in the use of outside consultants for project support and product localization for recent product releases. The remaining portion

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for research and development areas for the nine month period ending June 30, 2006 was $0.7 million.

Sales and Marketing Expenses

Sales and marketing expenses were $28.3 million and $27.1 million for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 54% and 35%, respectively. The increase is due to the expense recognition of stock-based compensation as a result of the October 1, 2005 adoption of SFAS 123(R). The total stock based compensation expense for sales and marketing areas for the period ending June 30, 2006 was $1.5 million.

General and Administrative Expenses

General and administrative expenses were $16.0 million and $11.5 million for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of revenues, these expenses were 31% and 15%, respectively. The increase in general and administrative expenses is due to a one-time severance expense of $0.9 million related to our former CEO, higher outside professional fees of $1.4 million relating to auditing and SOX compliance efforts, and executive recruitment efforts of $0.3 million. In addition, as a result of the October 1, 2005 adoption of SFAS 123(R), the total stock based compensation expense for general and administrative areas for the nine month period ending June 30, 2006 was $1.4 million.

Restructuring charge

The company recorded a $1.9 million restructuring charge in the third quarter of fiscal year 2006, $1.8 million of which is related to severance and severance-related costs in connection with a reduction in force (33 employees), with the remaining $0.1 million related to the closure of an office in Japan.

Provision for Income Taxes

The Company recorded an income tax provision of $4.3 million for the nine months ended June 30, 2006, as compared to provision of $3.4 million for the same period ended June 30, 2005. The income tax provision for the nine months ended June 30, 2006 of $4.3 million is comprised primarily of taxes on foreign income taxes; foreign withholding taxes, primarily in Taiwan; as well as a provision for U.S. state income taxes. The income tax provision for the nine months ended June 30, 2005 of $3.4 million is comprised of taxes on foreign income and foreign withholding taxes, primarily related to Taiwan, and also include a provision for U.S. state income taxes and U.S. federal alternative minimum taxes.

The effective tax rate for the nine months ended June 30, 2006 was (17%) compared with 36% for the comparable period ended June 30, 2005. This change in the effective tax rate was primarily due to the effect of an overall pretax loss during the nine months ended June 30, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with a pretax income during the comparable period ended June 30, 2005.

At the close of our most recent fiscal year end, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal, U.S. state and Taiwan net deferred tax assets. There is a deferred tax asset recorded for the activities and Japan for which no valuation allowance was applied. As of June 30, 2006, it is the assessment of management that a full valuation against the U.S. federal, U.S. state and Taiwan net deferred tax assets is appropriate.

As of June 30, 2006, the Company continues to have a tax exposure related to transfer-pricing as outlined in a notice received from the Taiwan tax authorities in the fourth quarter of fiscal 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.7 million exists, which as of June 30, 2006 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and plans to contest this assessment, however given the current political and economic climate within Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and short term investments totaling $70.5 million. The primary sources of cash during the nine months ended June 30, 2006 were proceeds from accounts receivables of $11.4 million, net proceeds from sale of investments of $7.3 million, and stock purchases under stock option and stock purchase plans of $3.2 million. The primary use of cash during the same period was $29.6 million from our net loss from operations.

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

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $17.2 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.4 million, after sublease income of $0.7 million. The Irvine net lease commitment was included in the Company’s fiscal 2003 first quarter restructuring plan. See Note 3 to the consolidated financial statements for further information on the Company’s restructuring plans.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended June 30, 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reliance on Paid-Up Licenses

Over the last two years, we have seen an increase in fully paid-up license agreements. Under paid-up license agreements, customers pay a fixed upfront fee for an unlimited number of units. Generally, we recognize all license revenues under a paid-up license agreement upon execution of the agreement, provided all revenue recognition criteria have been met. Beginning in the third quarter of 2006, we elected to significantly decrease the use of paid-up license agreements. Paid-up license revenue represented approximately 34% of net revenues in the third quarter of fiscal 2006 compared to 60% of net revenues in the second quarter of 2006 and 40% of our third quarter of fiscal year 2005 net revenues. In the fourth quarter of fiscal 2006, we expect paid-up license revenue to represent approximately 20% of net revenues and approximately 10% or less during the first quarter of fiscal year 2007 and thereafter. Paid-up license agreements have the effect of accelerating revenue into the quarter in which the agreement is executed and thus decreasing recurring revenues in later quarters. Decreasing the number of paid-up license agreements resulted in a substantial drop in license revenues in the third quarter of 2006. Moreover, there can be no assurance that we will be successful in increasing the number of volume purchase agreements and pay as you go arrangements, in which case, our license revenue may continue to be weak in future quarters.

Delayed Launch of Microsoft’s Vista Operating System

The planned launch of Microsoft’s Vista operating system has been delayed until at least early 2007. This delay resulted in lower than expected Core System Software or BIOS sales during the third quarter of fiscal year 2006. If Microsoft’s Vista operating system is further delayed, we could continue to experience lower than expected Core System Software or BIOS sales.

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

We currently do not have a Chief Executive Officer. Since the departure of our prior President and CEO, Albert E. Sisto on May 26, 2006, we have been engaged in a search for a new CEO. Though we hope to hire a qualified candidate in the near term, no assurance can be given that we will be able to attract and retain a suitable CEO. An extended period of time without a CEO could materially, adversely affect our business, financial conditions or results of operations.

Investigation of Strategic Alternatives

On July 12, 2006, we announced that we have engaged Savvian LLC, an independent investment bank, to assist our Board of Directors and management in assessing strategic alternatives to maximize stockholder value. No assumption should be made that any transaction will be entered into or consummated as a result of this review. Moreover, our investigation of strategic alternatives may result in diversion of management’s attention from normal daily operations of the business and potential loss of customers and key employees.

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

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology, related specifically to operating systems and to microprocessor designs, may have a significant impact on the relative demand for our different Core System Software products. In particular, Microsoft’s new Vista operating system, formerly codenamed Longhorn, is designed to support security capabilities that will operate more effectively on PCs running TrustedCore than on those running older versions of our CSS. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by TrustedCore to take full advantage of the new designs’ enhancements. For example, TrustedCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, including Intel’s dual-core processor codenamed Napa, while older versions of our Core System Software will require more customization effort by our customers. As a result, the demand for TrustedCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license agreements for our legacy CSS products than for TrustedCore, our future reported revenues could be affected to the extent that revenues related to legacy CSS products may already have been recognized. Moreover, the delayed launch of Microsoft’s Vista operating could adversely affect the revenues that we will generate from Trusted Core and other products.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks in Acquisitions

Our growth is dependent upon market growth, our ability to enhance our existing products and introduction of new products on a timely basis. We have addressed and will continue to address the need to introduce new products through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs of in-process research and development costs; or

•	Become subject to litigation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of June 30, 2006, we have been issued 77 patents in the U.S. and had 41 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 149 patents with respect to our product offerings and have 141 patent applications pending with respect to certain of the products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC, semiconductor and Internet markets, system integrator value-added resellers, and motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of June 30, 2006, two customers accounted for 25% and 19%, respectively, of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

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

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China and India. Although our objective is to ensure a supply of talented employees at lower expense than we incur in our other employee locations, there can be no assurances that a favorable market for employees will continue to exist, or that changes in local conditions, such as labor laws and regulations, will not adversely affect our results of operations.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us or our competitors including the launch of Microsoft’s Vista Operating System, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry or the x.86 based non-PC digital device industry, the overall trend toward industry consolidation both among our competitors’ and customers, the timing and size of orders from customers, our ability to achieve targeted cost reductions, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high-technology companies and have often included factors other than the operating performance of these companies. If our market value decreases below our net book value, we may have to record a charge for impairment of goodwill.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of the Operating Committee and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Operating Committee and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of the two material weaknesses reported on our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 described below.

With respect to our income tax process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which was discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. During the last quarter of fiscal 2005 we implemented a number of controls and procedures related to review of tax accounts in our foreign subsidiaries. While we continued our efforts to strengthen controls in this area, as of June 30, 2006 we had not yet completed the remediation of this material weakness.

With respect to our period-end financial reporting process, a material weakness in internal control over financial reporting was identified during our assessment as of September 30, 2005 which is discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Management continues in its efforts for more consistency across our geographic entities, and has inserted additional review procedures into the period-end financial reporting process during the first and second quarter of fiscal 2006. The company does not believe that it has completed remediation of this material weakness as of June 30, 2006.

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100. On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against the Company in the Federal District Court of New Jersey, alleging that certain of our products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, the Company has not been served with a complaint in this case and no deadlines for action have been set.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated (in thousands, except share data).

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1 - April 30, 2006	—	—	—	$14,006,221
May 1 - May 31, 2006	37,943	5.58	37,943	13,792,855
June 1 - June 30, 2006	—	—	—	13,792,855

Total	37,943	$5.58	37,943	$13,792,855

On October 11, 2005, the Company announced that the Board of Directors had authorized the Company to repurchase up to $15 million of common stock over the next twelve months. For the three month period ended June 30, 2006, the Company repurchased 37,943 shares. As of June 30, 2006, $13.8 million remained authorized by our Board of Directors for future repurchases.

ITEM 6. EXHIBITS

10.1	Severance and Change of Control Agreement dated June 28, 2006 between Phoenix Technologies Ltd. and Ira Scharfglass.

31.1	Certification of The Operating Committee Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of The Operating Committee Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	THE OPERATING COMMITTEE

By:	/s/ DAVID L. GIBBS
David L. Gibbs
Senior Vice President and General Manager of World Wide Field Operations

By:	/s/ SCOTT C. TAYLOR
Scott C. Taylor
Senior Vice President and General Counsel

By:	/s/ DAVID P. EICHLER
David P. Eichler
Senior Vice President and Chief Financial Officer

Date: August 9, 2006

By:	/s/ DAVID P. EICHLER
David P. Eichler
Senior Vice President and Chief Financial Officer
Date: August 9, 2006
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Severance and Change of Control Agreement dated June 28, 2006 between Phoenix Technologies Ltd. and Ira Scharfglass.

31.1	Certification of The Operating Committee Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of The Operating Committee Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.