Form 10-Q/A
period 2006-06-30
PHOENIX TECHNOLOGIES LTD
filed 2006-09-25
CIK 832767

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

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q/A

EXPLANATORY NOTE

Phoenix Technologies Ltd. is filing this Form 10-Q/A (Amendment No. 1) as of and for the nine months ended June 30, 2006 solely to reflect the reclassification of approximately $9.2 million and $9.1 million from “Cash and cash equivalents” to “Marketable securities” as of June 30, 2006 and September 30, 2005, respectively. The September 30, 2005 reclassification was disclosed in Note 1. Summary of Significant Accounting Policies - Reclassifications to the Notes to Condensed Consolidated Financial Statements (Unaudited) in the original Form 10-Q, but the conforming changes to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows were inadvertently omitted. The following line items were revised to reflect the reclassification:

Condensed Consolidated Balance Sheets

	June 30, 2006		September 30, 2005
	As Reported	As Amended	As Reported	As Amended
Cash and cash equivalents	$39,854	$30,654	$36,905	$27,805
Marketable securities	30,602	39,802	37,922	47,022

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2006		2005
	As Reported	As Amended	As Reported	As Amended
Purchase of marketable securities	(228,429)	(228,529)	(143,240)	(150,340)
Net cash provided by (used in) investing activities	5,339	5,239	(6,973)	(14,073)
Net increase in cash and cash equivalents	2,949	2,849	8,591	1,491
Cash and cash equivalents at beginning of period	36,905	27,805	38,898	33,898
Cash and cash equivalents at end of period	39,854	30,654	47,489	35,389

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the reclassification. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the reclassification is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 9, 2006. The following items have been amended: Part I - Item 1 - Financial Statements and Part II - Item 6 - Exhibits.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30, 2006	September 30, 2005
Assets

Current assets:
Cash and cash equivalents	$30,654	$27,805
Marketable securities	39,802	47,022
Accounts receivable, net of allowances	11,336	22,684
Prepaid royalties and maintenance	202	2,254
Other current assets	4,588	4,450

Total current assets	86,582	104,215

Property and equipment, net	4,074	4,550
Purchased Technology and Intangible assets, net	2,066	4,936
Goodwill	14,433	13,932
Other assets	2,234	3,403

Total assets	$109,389	$131,036

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$2,391	$2,120
Accrued compensation and related liabilities	3,973	3,863
Deferred revenue	9,513	8,305
Income taxes payable	10,460	11,425
Accrued restructuring charges - current	2,154	414
Other accrued liabilities	2,842	3,740

Total current liabilities	31,333	29,867

Accrued restructuring charges - noncurrent	1,032	1,265
Other liabilities	3,558	2,940

Total liabilities	35,923	34,072

Stockholders’ equity:
Preferred stock	—	—
Common stock	34	33
Additional paid-in capital	190,540	183,749
Deferred compensation	—	(302)
Retained earnings	(24,578)	5,070
Accumulated other comprehensive loss	(882)	(1,143)
Less: Cost of treasury stock	(91,648)	(90,443)

Total stockholders’ equity	73,466	96,964

Total liabilities and stockholders’ equity	$109,389	$131,036

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

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(29,648)	$5,970
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	4,825	4,907
Stock-based compensation	3,881	190
Loss from disposal of fixed assets	2	—
Deferred income tax	790	370
Change in operating assets and liabilities:
Accounts receivable	11,451	(1,743)
Prepaid royalties and maintenance	2,088	1,714
Other assets	232	1,954
Accounts payable	274	(193)
Accrued compensation and related liabilities	489	438
Deferred revenue	1,254	(654)
Income taxes	(954)	(1,257)
Accrued restructuring charges	1,519	(544)
Other accrued liabilities	(650)	439

Net cash provided by (used in) operating activities	(4,447)	11,591

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	235,750	139,226
Purchases of marketable securities	(228,529)	(150,340)
Purchases of property and equipment	(1,482)	(2,459)
Acquisition of businesses, net of cash acquired	(500)	(500)

Net cash provided by (used in) investing activities	5,239	(14,073)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	3,206	2,681
Repurchase of common stock	(1,205)	—

Net cash provided by financing activities	2,001	2,681

Effect of changes in exchange rates	56	1,292

Net increase in cash and cash equivalents	2,849	1,491
Cash and cash equivalents at beginning of period	27,805	33,898

Cash and cash equivalents at end of period	$30,654	$35,389

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q/A, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, ability to attract and retain a new CEO, investigation of strategic alternatives, timing for release of Microsoft’s Vista operating system, change in strategy to reduce paid-up license agreements, impact of continued use of volume purchase agreements and paid-up license arrangements with customers, expectations of revenue growth overall and in specific revenue categories, plans to improve and enhance existing products and develop new products, expectations of growth in the Company’s distribution, reseller and system builder channels, dispositions or strategic investments, and remediation of material weaknesses in the Company’s internal control over financial reporting. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “estimates,” “plans,” and other similar expressions are intended to indicate forward-looking statements. All forward looking statements included in this document are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement to reflect events or circumstances occurring after the date hereof. Actual results could differ materially from the Company’s current expectations. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, acts of war or global terrorism, power shortages and unexpected natural disasters. For a more detailed discussion of these and other risks associated with our business, see the “Risk Factors” section below and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” section of our Annual Report on Form 10-K for the year ended September 30, 2005.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $70.5 million. The primary sources of cash during the nine months ended June 30, 2006 were proceeds from accounts receivables of $11.4 million, net proceeds from sale of marketable securities of $7.3 million, and stock purchases under stock option and stock purchase plans of $3.2 million. The primary use of cash during the same period was $29.6 million from our net loss from operations.

At June 30, 2005, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $72.4 million. The primary source of cash during the nine months ended June 30, 2005 was cash provided by operating activities of $11.6 million, and proceeds from stock purchases under stock option and stock purchase plans of $2.7 million. The primary use of cash during the same period was $11.1 million from the net purchases of marketable securities and $2.5 million for capital additions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of the Operating Committee and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, the Operating Committee and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as a result of the two material weaknesses reported on our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 described below.

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

Changes in internal control over financial reporting. There were no changes, other than those discussed above, in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1	Severance and Change of Control Agreement dated June 28, 2006 between Phoenix Technologies Ltd. and Ira Scharfglass.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ DAVID P. EICHLER
David P. Eichler
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: September 25, 2006

EXHIBIT INDEX

Exhibit Number	Description
10.1	Severance and Change of Control Agreement dated June 28, 2006 between Phoenix Technologies Ltd. and Ira Scharfglass. *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.