Form 10-K
period 2006-09-30
PHOENIX TECHNOLOGIES LTD
filed 2006-12-14
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006

OR

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
Common Stock, par value $.001
Preferred Stock Purchase Rights
(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐   NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐   NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2006 was $144,906,316 based upon the last reported sales price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 30, 2006 was 25,437,936.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2007 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, plans to improve and enhance existing products, plans to develop and market new products, trends we anticipate in the industries and economies in which we operate, and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this document reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K include the factors described in the section of this Form 10-K entitled “Item 1A-Risk Factors.”  These factors include, but are not limited to: whether and when we will be able to return to profitability and positive cash flow; our ability to transition from our historical reliance on paid-up licenses to volume purchase agreements and pay-as-you-go arrangements; our dependence on the timing of other industry participants’ release of technology, in particular, the impact of a continued delay of Microsoft’s Vista operating system on sales of our products; whether our restructurings in 2006 and the first quarter of 2007 prove to be successful in improving our efficiency of operations and whether further restructurings become necessary; whether our recent reductions in workforce will have a materially negative impact on employee morale or our ability to fulfill contractual obligations; the results of our current assessment of strategic alternatives for the Company;  our ability to successfully enhance existing products and develop and market new products and technologies; our ability to attract and retain key personnel; our ability to successfully integrate our new members of senior management; variations in demand for secure and available digital devices; the rate of adoption of new operating system and microprocessor design technology; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; the ability of our customers to successfully introduce and market new products that incorporate our products; risks associated with our acquisition strategy; results of litigation; failure to protect our intellectual property rights; changes in our effective tax rates; our ability to successfully sell into new markets where we do not have significant prior experience; changes in financial accounting standards and our cost of compliance; changes in our relationship with leading software and semiconductor companies; our dependence on key customers; product and price competition in our industry; risks associated with our international sales and other activities, including currency fluctuations, acts of war or global terrorism, and changes in laws and regulations relating to our employees in international locations; and the effects of software viruses, power shortages and unexpected natural disasters. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.   BUSINESS

Description of Business

Phoenix Technologies Ltd. (the “Company”) designs, develops and supports core system software for personal computers or “PCs” and other computing devices. Our products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. We sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to our customers.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”), for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device. The CSS is executed during the power up in order to test, initialize and manage the functionality of the device’s hardware. Our CSS products are incorporated in over 100 million devices per year, giving us global market share leadership in this sector.

The Company also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add software applications built on our CSS platform. These partners, including independent software vendors, independent hardware vendors, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, and content delivery using our development tools.

The Company has developed and markets a family of software application products that restore a device’s data, enable device identification to a network, and provide “instant-on” access to certain frequently used applications. Although the true end-users of these applications products are enterprises, governments and service providers, we typically sell these solutions as firmware to OEMs and ODMs to assist them in making their products attractive to those end-users.

Finally, the Company derives additional revenue from providing support services such as training, maintenance and engineering expertise to our software customers.

The global electronics industry is characterized by rapid technology changes, including increasing processor speeds, hardware miniaturization, portability, and new and improved ways to connect devices over both wired and wireless networks. As these rapid changes occur, computing hardware manufacturers and software developers seek to rapidly bring products to market that incorporate the latest features and functionality. The Company believes that its firmware products and related services enable both hardware manufacturers (of PCs and PC components) and software manufacturers (of both operating systems and applications) to bring leading edge products to market more quickly and thereby increase their competitiveness. Please see “Item 7—Management’s Discussion and Analysis” and “Item 8—Financial Statements and Supplementary Data” for information regarding our operations and financial situation.

The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986. The Company’s headquarters is in Milpitas, California. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, and the telephone number at that location is +1 (408) 570-1000.

Recent Developments

Investigation of Strategic Alternatives

On July 12, 2006, we announced our engagement of Savvian LLC, an independent investment bank, to assist our Board of Directors and management in assessing strategic alternatives to maximize stockholder value. No assumption should be made that any transaction will be entered into or consummated as a result of this review. Moreover, our investigation of strategic alternatives may result in diversion of management’s attention from normal daily operations of the business and potential loss of customers and key employees and may also give rise to added costs.

New Management Team

Woodson M. Hobbs joined Phoenix as President and Chief Executive Officer and as a member of the Board of Directors of the Company in September 2006. Richard W. Arnold joined the Company in September 2006 as Executive Vice President, Strategy and Corporate Development and was appointed Chief Financial Officer in November 2006. Dr. Gaurav Banga joined the Company as Senior Vice President, Engineering and Chief Technology Officer in October 2006.

Decreased Reliance on Paid-Up Licenses

During fiscal year 2005 and much of fiscal year 2006, we had increasingly relied on the use of paid-up software license agreements. Under paid-up license agreements, customers pay a fixed upfront fee for an unlimited number of units. Generally, we recognize all license revenues under a paid-up license agreement upon execution of the agreement, provided all revenue recognition criteria have been met. Total paid-up license revenue for all sectors represented $30.5 million or 50% of total revenues in fiscal year 2006 compared to $43.0 million or 43% of total revenues in fiscal year 2005.

During the third quarter of fiscal year 2006, we began changing our software licensing practices away from heavy reliance on paid-up licenses to volume purchase agreements for large customers and pay-as-you-go or royalty-based arrangements with smaller customers. We have now ended the use of paid-up licenses effective September 2006. In combination with other changes to our sales processes and pricing practices, we believe that this shift in the manner in which we license our products will assist us in achieving higher average selling prices for our products and having greater predictability of revenues than has been the case in recent periods.

Decreased Focus on Enterprise Application Products

For the majority of fiscal year 2006, we were allocating considerable resources towards the development of a reseller channel for a number of application products with the expectation that our channel partners would assist us in selling these products to enterprises, governments and service providers. During the fourth quarter of fiscal year 2006, due to high costs incurred in selling our products in the enterprise market, we decided to refocus our application products sales, marketing and development efforts so as to concentrate primarily on sales to the PC and component manufacturers rather than continuing with the channel sales initiatives.

Restructuring Plans

In fiscal year 2006, we implemented a number of cost reduction plans in order to reduce costs which were not integral to our overall strategy and to better align our expense levels with our anticipated revenues.

In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka,

Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs during the fiscal year. In the fourth quarter of fiscal year 2006, management approved additional restructuring plan designed to reduce operating expenses by eliminating an additional 68 positions. The Company recorded $2.2 million of employee severance costs. We expect to incur an additional restructuring charge of approximately $0.3 million during the first quarter of fiscal year 2007 related to closing facilities in Zaltbommel, the Netherlands.

During the first quarter of fiscal year 2007, the Company announced an additional restructuring plan and expects to record a restructuring charge of approximately $1.8 million related to a further reduction in force of 62 positions, primarily related to employees in the U.S. and Japan.

With the fiscal year 2006 and first quarter of fiscal year 2007 restructuring plans along with other staff reductions that have occurred in the ordinary course of business, the Company expects that it will have reduced total headcount by approximately 35%, from 521 employees at the end of the second quarter of fiscal year 2006 to approximately 335 employees at January 1, 2007, the beginning of the second quarter of fiscal year 2007.

Products

Described below are certain selected products sold by the Company.

Phoenix CSS

Phoenix’s CSS products include:

Phoenix TrustedCore

Phoenix TrustedCore® is our current primary CSS product group, and consists of the firmware that runs many of today’s computers. TrustedCore supports and enables the compatibility, connectivity, security, and manageability of the various components of modern desktop and notebook PCs, network-connected servers and embedded computing systems. TrustedCore enhancements released during fiscal year 2006 are primarily related to add-ons and plug-ins designed to secure access to the device and data and to provide license policy enforcement.

In addition, the TrustedCore products can be easily customized to meet the configuration requirements of various target markets using development tools that we offer. For example, we offer a visual development environment, Phoenix CoreArchitectTM, which is integrated with Microsoft’s Visual Studio .NET, and provides our ODM and OEM partners with modular design and leading-edge visual development tools to deliver improved time to market and better return on investments in firmware development.

Award BIOS

Phoenix Award BIOSTM product family supports fast time to market and low cost for high volume PC and digital device electronics design and manufacturing companies. Typically these manufacturers operate on short design and product life cycles, and there is tremendous cost competition among them. Phoenix Award BIOS delivers the standards-based features, simplicity and small code size necessary for this dynamic market segment.

FirstBIOS

This product was the predecessor to TrustedCore. The Company made the decision during fiscal year 2006 to discontinue sale of the FirstBIOSTM family of products as it believed the market was adequately served by our other two CSS product lines.

Developments in Core System Software

Over recent years, the Company, along with other key partners, have pioneered a new overall design concept for Core System Software known as Unified Extensible Firmware Interface (“UEFI”), which is now supported by a wide industry consortium, including Microsoft, Intel and AMD. Under this design concept and open industry standard, firmware becomes somewhat more modular and standardized than had previously been the case, allowing for individual developers to build add-ons, or plug-ins to standard interface specifications, and hence to deliver products that may be incorporated with UEFI compliant firmware platforms from a variety of vendors.

The TrustedCore architecture today incorporates the UEFI standards, and hence supports various device drivers and value added service offerings known as add-ons and plug-ins that we and others intend to sell in the future.

Phoenix Applications

Phoenix’s application products include:

Phoenix Recover Family

Phoenix RecoverTM Manufacturing software gives manufacturers the ability to store an operating system and applications software on a computing device in a tamper-proof, locked-down partition that only the Phoenix Recover applications can access. This application can then restore the operating system and applications software without a boot disk or recovery CD. In addition, Phoenix Recover ProTM 6 provides end-users with the capability to recover data and applications and restore the PC (including the operating system and applications software) to any chosen point without the need for a boot disk, recovery CDs or back-up media. Recover Pro 6 is designed to increase end-user productivity and reduce costs associated with IT and help desk services. In the fourth quarter of fiscal year 2006, we discontinued selling our older generation Recover and, Recover Pro 2004 Manufacturing products and we discontinued our efforts to sell the Recover products to enterprise companies, either directly or through reseller channels.

Phoenix Always

Phoenix AlwaysTM is an embedded operating system and application platform that provides an environment independent of the user’s operating system in which various Phoenix and third party applications can run. The Phoenix Always software product provides OEMs and system builders with an “instant-on”, tamper resistant, and easy-to-customize user environment that can not be over-written by virus or malware attacks, or even by the operating system itself. The Phoenix Always software product includes pre-configured functions designed to help system builders and OEMs differentiate their product offerings and generate new revenue streams through the support of pre-operating system applications.

Phoenix TrustConnector

Phoenix TrustConnectorTM is a software product that is integrated with Phoenix CSS products to provide seamless device identity and strong authentication for Windows, Linux and Cisco network environments. Phoenix TrustConnector provides platform-secured methods for creating and protecting device keys while ensuring that policy enforcement credentials can be used only on the system to which they are issued. For systems with Phoenix TrustedCore or its predecessor Phoenix FirstBIOS Core System Software, the TrustConnector application takes advantage of the CSS cryptographic capabilities to secure private keys in hardware, protected from unauthorized access.

Phoenix TCSubscribe

The Phoenix TCSubscribeTM module integrates with the Phoenix TrustedCore platform creating a secure, tamper-resistant policy enforcement engine for pay-as-you-go and subscription-based computing on x86 devices. The TCSubscribe reference design for Microsoft FlexGo™ technology was jointly specified and developed with Microsoft to provide secure usage metering and the ability to protect service provider investments from default or tampering.

Sales and Marketing

The Company markets and sells its CSS products and services through a global direct sales force with sales offices in North America, Japan and the Asia Pacific, as well as through a network of regional distributors and sales representatives, to OEMs, ODMs, resellers, system integrators, system builders and independent software vendors.

Our CSS products are sold directly to OEMs and ODMs of PCs and of embedded systems. We sell our CSS products to various global technology leaders, including:

Original Equipment Manufacturers
Dell Computer Corporation	IBM Corporation	Samsung Electronics Co. Ltd.
Fujitsu Limited	Lenovo Group Ltd.	Sony Corporation
Fujitsu Siemens Computer	Matsushita Electronic Corp.	Toshiba, Inc.
Hewlett Packard Company	NEC Corporation	Sharp Corporation
Foxconn eMS, Inc.

Original Design Manufacturers	MotherBoard Manufacturers	Non-PC Systems
Arima Computer Corporation	ASUSTeK Computer, Inc.	Motorola, Inc.
Compal Electronics, Inc.	Elitegroup Computer Systems, Inc.	NCR Corporation
First International Computer, Inc.	Gigabyte Technology Co., Ltd.	NEC Corporation
Quanta Corporation	Micro-Star International Co., Ltd.	Taito Corporation
Wistron Corporation		Shanda Computer Co., Ltd.
Advantech Co., Ltd.

Our applications products are sold to our CSS customers, as well as to resellers and system builders. The Company’s major customers for these products during the past two years include Lenovo (Singapore) PTE Ltd., Fujitsu Siemens Computer GMBH, Samsung Electronics Co. Ltd., Quanta Corporation, Compal Electronics, Inc., IBM, Wistron Corporation and ASUSTeK Computer, Inc.

Significant Customers

Fujitsu Ltd. accounted for 12% of the Company’s total revenues in fiscal year 2006. Lenovo (Singapore) Pte. Ltd. and Quanta Computer Inc. accounted for 15% and 12% of the Company’s total revenues in fiscal year 2005. IBM accounted for 11% of the Company’s total revenues in fiscal year 2004. No other customer accounted for more than 10% of total revenues in fiscal years 2006, 2005, or 2004. The Company typically does not have significant order backlog at any given time and carries no inventory. Additionally, the Company does not provide customers with rights of return nor does it normally provide customers with extended payment terms.

International Sales and Activities

Revenues derived from international sales comprise a majority of total revenues. During fiscal years 2006, 2005, and 2004, $54.1 million, or 89%, $74.7 million, or 75%, and $70.4 million, or 81% of total revenues, for each of the respective years, were derived from sales outside of the U.S. See Note 8 to our

Consolidated Financial Statements for information relating to revenues by geographic area. We have international sales and engineering offices in Germany, Japan, Korea, Taiwan, Hong Kong, China and India. The major portion of our license fee or royalty contracts are U.S. dollar denominated, however, we do enter into non-recurring engineering (“NRE”) service contracts in Japan in local currency.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China, Taiwan and India. Approximately 66% or 235 employees are located outside of the U.S. as of November 30, 2006.

Competition

The Company competes for CSS sales primarily with in-house research and development (“R&D”) departments of PC and component manufacturers such as Dell, Hewlett Packard, Toshiba and Intel that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than we do. We believe that OEM and ODM customers often license our CSS products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features, (2) easily leverage the additional value of our other software solutions, (3) improve time to market, (4) reduce product development risks, (5) minimize product development and support costs, and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for CSS sales with other independent suppliers, including American Megatrends Inc., a privately held company, and other BIOS companies.

In applications software, as with CSS, the Company competes with in-house R&D as well as third party solutions. Our applications that reside in the protected area of the hard drive also compete with individual component software and diagnostic and repair software from other companies, as well as PC manufacturer-developed solutions. Price and product performance are the principal method of competition in this market. We consider our competitive advantage to be our existing business relationships, our years of experience, our intellectual property, and our ability to provide integrated solutions on existing CSS deployments.

Product Development

The Company constantly seeks to develop new products, maintain and enhance our current product lines, maintain technological competitiveness, and meet continually changing customer and market requirements. Our research and development expenditures in fiscal years 2006, 2005, and 2004 were $22.9 million, $20.4 million, and $22.4 million, respectively. All of our expenditures for research and development have been expensed as incurred. At November 30, 2006, the Company’s research and development and customer engineering group included 232 full-time employees.

Intellectual Property and Other Proprietary Rights

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights, and contractual agreements to establish and maintain proprietary rights in our technology. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where there is a potential market for our products. As of September 30, 2006, we have been issued 77 patents in the U.S. and had 41 patent applications in process in the U.S. Patent and Trademark Office. On a worldwide basis, we have been issued 151 patents with respect to our product offerings and have 143 patent applications pending with respect to certain products we market. There can be no assurance that any of these patents would be upheld as valid if challenged. Of the key patents and copyrights that are most closely tied to our product offerings, none are set to expire within the next eight years.

The Company’s general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our products or otherwise expected to be of long-term value. We protect the source code of our products as trade secrets and as unpublished copyrighted works. We may also initiate litigation where appropriate to protect our rights in that intellectual property. We license the source code for our products to our customers for limited uses. Wide dissemination of our software products makes protection of our proprietary rights difficult, particularly outside the United States. Although it is possible for competitors or users to make illegal copies of our products, we believe the rate of technology change and the continual addition of new product features lessen the impact of illegal copying.

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

Compliance with Environmental Regulations

The Company’s compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our capital expenditures, earnings or competitive position.

Employees

As of November 30, 2006, we employed 356 full-time employees worldwide, of whom 232 were in research and development and customer engineering, 55 were in sales and marketing, and 69 were in general administration. Our employees are not represented by a labor organization and we have never experienced a work stoppage. We consider our employee relations to be satisfactory.

Executive Officers of the Company

The executive officers of the Company serve at the discretion of the Board of Directors of the Company. As of the filing date of this Form 10-K, the executive officers of the Company are as follows:

Name	Age	Position
Woodson M. Hobbs	59	President and Chief Executive Officer
Richard W. Arnold	59	Executive Vice President, Strategy and Corporate Development and Chief Financial Officer
Dr. Gaurav Banga	34	Senior Vice President, Engineering and Chief Technology Officer
David L. Gibbs	49	Senior Vice President and General Manager, Worldwide Field Operations
Scott C. Taylor	42	Senior Vice President, General Counsel, and Chief Administrative Officer

BIOGRAPHIES

Mr. Hobbs joined the Company as President and Chief Executive Officer and as a member of the Board of Directors of the Company in September 2006. Prior to joining the Company, Mr. Hobbs served as president, chief executive officer and a member of the board of Intellisync Corporation, a provider of platform-independent wireless messaging and mobile software, from 2002 to 2006. Between 1995 and 2002, Mr. Hobbs was a consulting executive for the venture capital community and a strategic systems consultant to large corporations. During this timeframe, he held the position of interim chief executive officer for various periods at the following companies: FaceTime Communications, a provider of instant messaging network-independent business solutions; Tradenable, Inc., an online escrow service company; BigBook, Inc., a provider in the online yellow pages industry; and I/PRO Corporation, a provider of quantitative measurement of Web site usage. From 1993 to 1994, Mr. Hobbs served as chief executive officer of Tesseract Corporation, a human resources outsourcing and software company. Mr. Hobbs spent the early part of his career with Charles Schwab Corporation, a securities brokerage and financial service company, as chief information officer and with Service Bureau, a division of IBM, as one of the developers and the director of operations of Online Focus, an online credit union system.

Mr. Arnold joined the Company as Executive Vice President, Strategy and Corporate Development in September 2006 and was appointed Chief Financial Officer in November 2006. Prior to joining the Company, Mr. Arnold served as a member of the board of the Intellisync Corporation from 2004 to 2006. Since 2001, Mr. Arnold has served as founding partner of Committed Capital Proprietary Limited, a private equity investment company based in Sydney, Australia. From 1999 to 2001, Mr. Arnold served as executive director of Consolidated Press Holdings Limited, also a private investment company based in Sydney. Mr. Arnold has also previously served as managing director of TD Waterhouse Australia, a securities dealer; as chief executive officer of Integrated Decisions and Systems, Inc., an application software company; as managing director of Eagleroo Proprietary Limited, a corporate advisory company; and in various capacities with Charles Schwab & Company., Inc., a securities and financial services brokerage, including serving as chief financial officer and as executive vice president—Strategy and Corporate Development. Mr. Arnold holds a B.S. degree in psychology from Stanford University.

Dr. Banga joined the Company as Senior Vice President, Engineering and Chief Technology Officer in October 2006. Prior to joining the Company, he was Vice President of Product Management at Intellisync (and at Nokia Inc., after its acquisition of Intellisync), responsible for all client-side products. Before Intellisync, Dr. Banga was co-founder and chief executive officer of PDAapps, the creator of VeriChat, a mobile instant messaging solution. PDAapps was acquired by Intellisync in 2005. From 1998 to 2005, Dr. Banga was a Senior Engineer at Network Appliance. Dr. Banga holds a B.Tech. in computer science and engineering from the Indian Institute of Technology, Delhi as well as M.S. and Ph.D. degrees in computer science from Rice University.

Mr. Gibbs joined the Company as Vice President of Business Development in March 2001, was promoted to Senior Vice President and General Manager of the Information Appliance Division in May 2001, became Senior Vice President and General Manager of the Global Sales and Support Division in October 2001, and then became Senior Vice President and General Manager, Worldwide Field Operations in October 2005. From 1998 to 2001, Mr. Gibbs served as Vice President, Sales and Asia Pacific Strategic Accounts Manager at FlashPoint Technologies, a company that provides embedded software solutions. From 1997 to 1998, Mr. Gibbs was Vice President of Sales at DocuMagix, Inc. Mr. Gibbs held a number of executive sales and business development positions with Insignia Solutions from 1993 to 1997. Mr. Gibbs holds a bachelor’s degree in economics from the University of California at Los Angeles.

Mr. Taylor joined the Company as Associate General Counsel in January 2002, was promoted to Vice President, General Counsel and Secretary in January 2004, and was promoted to Senior Vice President in

February 2006 and to Chief Administrative Officer in November 2006. From 2000 to 2001, Mr. Taylor was Vice President and General Counsel of Narus, Inc. From 1998 to 2000, Mr. Taylor worked for Symantec Corporation, first as Corporate Counsel and then as Director in the Legal Department. Mr. Taylor was a commercial transactions and corporate attorney with the San Francisco-based law firm of Pillsbury Madison & Sutro (now Pillsbury Winthrop Shaw Pittman) from 1992 to 1998. Mr. Taylor holds a bachelor’s degree in International Relations from Stanford University and a juris doctor degree from George Washington University.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on our website is not part of this report.

ITEM 1A.        RISK FACTORS

The following factors should be considered carefully when evaluating our business.

Net Losses

In fiscal year 2006, we reported a net loss of $44.0 million, a net decrease in cash and cash equivalents and marketable securities of $14.5 million and used net cash in operating activities of $13.8 million. We anticipate that we will also incur a net loss and a negative net cash flow during fiscal year 2007. There can be no assurance that we will achieve profitability or positive cash flow in any future periods. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock will likely decline.

We believe that we currently have sufficient liquidity to operate our business over the short term; however, our ability to meet our capital requirements over the long term depends upon the return of our operations to profitability and positive cash flow.

Reliance on Paid-Up Licenses

Over fiscal year 2005 and the first half of fiscal year 2006, we increased our use of paid-up license agreements. Under paid-up license agreements, customers pay a fixed up-front fee to install the applicable product on an unlimited number of devices. Generally, we would recognize all license revenues under a paid-up license agreement upon execution of the agreement, provided all revenue recognition criteria have been met. Paid-up license agreements may have the effect of accelerating revenue into the quarter in which the agreement is executed and thereby decreasing recurring revenues in later quarters. Beginning in the third quarter of fiscal year 2006, we elected to significantly decrease the use of paid-up license agreements and, as of the beginning of fiscal year 2007, to eliminate their use entirely in favor of volume purchase agreements and pay-as-you-go or royalty-based licensing agreements. Decreasing the number of paid-up license agreements contributed along with other factors to a substantial drop in license revenues in the third and fourth quarters of 2006. Paid-up license revenue represented only approximately 15% of net revenues in the fourth quarter of fiscal year 2006 and 34% of net revenues in the third quarter of fiscal year 2006 as compared to 60% of net revenues in the second quarter of fiscal 2006 and 63% of net revenues in the first quarter of fiscal year 2006. There can be no assurance that we will be successful in increasing the number of volume purchase agreements and pay-as-you-go arrangements, in which case, our license revenue may continue to be weak in future quarters.

Restructurings to Reduce Operating Expenses

In fiscal year 2006, our management approved two restructuring plans designed to reduce operating expenses by eliminating a total of 103 positions and closing facilities in Munich, Germany, Osaka, Japan, Zaltbommel, the Netherlands and Rockville, Maryland. During the first quarter of fiscal year 2007, the Company announced an additional restructuring plan to effect a further reduction in force of 62 positions, primarily related to employees in the U.S. and Japan. In connection with these plans, we incurred $4.2 million of restructuring costs in fiscal year 2006 and approximately $2.1 million of restructuring costs in the first quarter of fiscal year 2007. Due to the uncertainties of predicting our future revenues and potential changes in industry and market conditions, we may need to consider further strategically realigning our resources through additional restructuring or by disposing of, or otherwise exiting one or more of our current businesses.

There can be no assurance that our restructurings in 2006 and the first quarter of 2007, as well as any future restructurings, and related transition issues associated with such restructurings will not adversely affect our operations or customer perceptions. The uncertainty caused by such restructurings could result in a lack of focus and reduced productivity by our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future.

Any decision to limit investment in, or dispose of or otherwise exit businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs, or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Reductions in Workforce

As a result of our three restructuring plans announced during fiscal year 2006 and the first quarter of fiscal year 2007, as well as other staff reductions that have occurred in the ordinary course of business, the Company expects that by the beginning of the second quarter of fiscal year 2007, we will have reduced total headcount by approximately 35%, from 521 employees at the end of the second quarter of fiscal year 2006 to approximately 335 employees at January 1, 2007. Because of the magnitude of the workforce reductions, it is uncertain whether these layoffs will have a material impact on our ability to meet our existing contractual obligations and whether we will be able to timely and efficiently expand our operations in the future to meet customers’ needs.

Fluctuations in Operating Results

Our future operating results may vary substantially from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. While we receive recurring revenues from royalty-based license agreements and some agreements contain minimum quarterly royalty commitments, historically, a significant amount of license fees in any quarter were derived from paid-up licenses and thus were dependent on signing agreements and delivering the licensed software in that quarter. As discussed further in the risk factor above, as of the beginning of fiscal year 2007, we have decided to eliminate the use of paid-up licenses.

Generally, we have in the past experienced a pattern of recording 50% or more of our quarterly revenues in the third month of the quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Our planned operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Investigation of Strategic Alternatives

On July 12, 2006, we announced our engagement of Savvian LLC, an independent investment bank, to assist our Board of Directors and management in assessing strategic alternatives to maximize stockholder value. No assumption should be made that any transaction will be entered into or consummated as a result of this review. Moreover, our investigation of strategic alternatives may result in added costs and potential loss of customers and key employees as well as diversion of management’s attention from normal daily operations of the business.

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products in a timely and cost-effective manner that meet the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or in enhancing existing products or that our new and/or enhanced products will be introduced before our competitors’ new releases, or that our products will meet market requirements. Delays in introducing new products can adversely impact acceptance and revenues generated from the sale of such products. We have, from time to time, experienced such delays. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced. There can be no assurance that new products or enhancements will not contain errors or bugs that will adversely affect commercial acceptance of such new products or enhancements.

Attraction and Retention of Key Personnel

The success of our business will continue to depend upon certain key technical and senior management personnel, including Woodson Hobbs, our new Chief Executive Officer, Richard Arnold, our new Chief Financial Officer, and Dr. Gaurav Banga, our new Chief Technology Officer. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical, or sales and marketing personnel. The loss of these officers or other key employees in the future might adversely affect our business and impede the achievement of our business objectives.

In addition, our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled engineering, sales, marketing and administrative personnel. In the event that we expand into new products and new markets, we would probably need to hire people with backgrounds different from those required for our traditional CSS business. A failure to attract and retain employees with the necessary skill sets could adversely affect our business and operating results.

Integration of Officers

We recently hired a new Chief Executive Officer, a new Chief Financial Officer and a new Chief Technology Officer, and may, in the future, hire additional officers and key employees. To integrate into our Company, new executives and employees must spend a significant amount of time learning our business model and management system, in addition to performing their regular duties. Accordingly, the integration of new personnel may result in some disruption to our ongoing operations. If we fail to complete this integration in an efficient manner, our business and financial results will suffer.

End-User Demand for Device Security and Availability

Many of our current products and product features, such as the Phoenix Recover Family of products, TrustConnector, and the security-related features in TrustedCore, are focused on helping to ensure that PCs and other digital devices are secure and available to the users, with a minimum of user skill required for end-users to use these products. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, increased instances of malware, and increased end-user reliance on their digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate or decelerate. Variations in demand for secure and available digital devices below our expectations could have a significant adverse impact on our operating results.

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology related to operating systems and to microprocessor designs may have a significant impact on the relative demand for our different CSS products. In particular, Microsoft’s new Vista operating system is designed to support security capabilities that will operate more effectively on PCs running TrustedCore than on those running our older CSS versions. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by TrustedCore to take full advantage of the new designs’ enhancements. For example, TrustedCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, including Intel’s dual-core, while our older CSS versions will require more customization effort by our customers. As a result, the demand for TrustedCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license agreements for our older CSS products than for TrustedCore, our future reported revenues could be affected to the extent that revenues related to our older CSS products may already have been recognized. Moreover, any further delays in the launch of the consumer version of Microsoft’s Vista operating could adversely affect the revenues that we will generate from sales of TrustedCore and other products.

Market for Device Designs Based on the x86 Microprocessor Architecture

Our current CSS products are designed for systems built with digital microprocessors based on derivatives of the Intel product used in the original IBM PC/XT/AT. This microprocessor design is commonly called “x86” and current suppliers include Intel and AMD. The largest market for x86 microprocessors is personal computer systems including desktop PCs, mobile PCs and volume servers. Competing microprocessor designs dominate numerous other significant markets, including mobile phones, consumer electronics, PDAs, telematics, digital photography and telecommunications. There can be no assurance that x86 microprocessors will continue to hold a large market share of personal computer system designs. There can also be no assurance that corporations and consumers will continue to purchase traditional desktop and mobile PC designs instead of substitute products such as digital wireless handsets and other consumer digital electronic devices which may utilize other microprocessor designs.

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

Due to market uncertainties in certain geographic regions, customers may delay their product introductions. If our customers delay their product introductions, our ability to generate revenue from our own new products would be adversely affected.

Risks in Acquisitions

Our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. We have addressed and are likely to continue to address the need to introduce new products through both internal development and through acquisitions of other companies and technologies. Acquisitions involve numerous risks, including the following:

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

•       Incur additional expense related to Sarbanes-Oxley compliance;

•       Incur large and immediate write-offs of in-process research and development costs; and/or

•       Become subject to litigation.

Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results, financial condition or result in material control weaknesses with respect to Sarbanes-Oxley compliance. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

We have not made acquisitions that result in in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter, resulting in variability in our quarterly earnings.

Litigation

From time to time, we become involved in litigation claims and disputes in the ordinary course of business. We are currently involved in several lawsuits (see “Item 3—Legal Proceedings” below). Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark, and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2006, we have been issued 77 patents in the U.S. and had 41 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 151 patents with respect to our product offerings and have 143 patent applications pending with respect to certain products we market. We maintain an active internal program designed to identify employee inventions worthy of being patented. There can be no assurance that any of the pending applications will be approved and patents issued or that our engineers will be able to develop technologies capable of being patented. Also, as the number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

There can be no assurance that a third party will not assert that their patents or other proprietary rights are violated by products offered by us. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, may trigger indemnity obligations owed by us to third parties and may have an adverse effect on our business, results of operations and financial condition. Infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us, or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being higher or lower than anticipated in jurisdictions where we have varying statutory rates or by changes in tax laws or interpretations thereof.

Entrance into New or Developing Markets

In the event that we focus on new market opportunities, we would be likely to increasingly compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we have. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. Our efforts to sell applications software for PCs, and to sell CSS as well as software applications for non-PC devices may require us to sell into markets, or to players in those markets, where we do not have significant prior experience and may require us to increase our spending levels for marketing and sales as well as research and development activities. Many of our competitors may have an advantage over us because of their larger presence and deeper experience in these markets. There can be no assurance that we will be able to develop and market products, services, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

Changes in Financial Accounting Standards and Increased Cost of Compliance

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). GAAP principles are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants, the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound effect on the way we license our products. As a result of the enactment of the Sarbanes-Oxley Act in 2002 and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes as well as the cost of compliance to increase. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results.

Importance of Microsoft and Intel

For a number of years, we have worked closely with leading software and semiconductor companies, including Microsoft and Intel, in developing standards for the PC industry. Although we remain optimistic regarding relationships with these industry leaders, there can be no assurance that they or other software or semiconductor companies will not develop alternative product strategies that could conflict with our product plans and marketing strategies. Action by such companies may adversely impact our business and results of operations.

Intel is the leading semiconductor supplier to the customers of our CSS software products. Intel is developing and promoting software under the product name Tiano that competes with our CSS software products and offers this software at no charge through both custom and open source licenses. Some of our CSS competitors provide services and additional features for the Intel software, and we believe that in return Intel provides them with compensation and promotional benefits. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our customers particularly in light of Intel’s initiative. There can be no assurances that we will be successful in these efforts.

Dependence on Key Customers; Concentration of Credit

The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. Our customer base includes large OEMs in the PC market as well as PC motherboard manufacturers. As a result, we maintain individually significant receivable balances due from some of them. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations, our operating results and financial condition could be adversely affected. As of September 30, 2006, three customers accounted for 12%, 13%, and 20%, respectively, of our total accounts receivable. There are no other customers with more than 10% of our total accounts receivable.

Competition

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Increased competition could result in pricing pressures, reduced margins, or the failure of one or more of our products to achieve or maintain market acceptance, any of which could adversely affect our business.

The Company competes for CSS sales primarily with in-house R&D departments of PC and component manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than the Company. Major companies that may use their own internal BIOS R&D personnel include Dell Computer Corporation, Hewlett Packard Company, IBM Corporation, Toshiba Corporation and Intel Corporation. In addition, some of these competitors are also our customers. Any inability to effectively manage these complicated relationships with customers and suppliers could have a material adverse effect on our business, operating results and financial condition and accordingly affect our chances of success.

The Company also competes for system software business with other independent suppliers, including American Megatrends Inc., a privately held company, and other BIOS companies.

In the applications software area, as with CSS, the Company competes with in-house and third party company solutions. The Company’s applications that reside in the protected area of the hard drive compete with individual component software and diagnostic and repair software from other companies, as well as with PC manufacturer-developed solutions. Large enterprise solution competitors such as Altiris Incorporated and Symantec Corporation, as well as smaller third party companies, are the primary players.

The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•       The ability to provide products and services that meet the needs of our target customers;

•       The functionality and performance of these products;

•       Price;

•       The ability to timely introduce new products; and

•       Overall company size and perceived stability.

There can be no assurance that we will be successful in our efforts to compete in any markets in which we operate.

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

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China, Taiwan and India. Approximately 66% or 235 employees are located outside of the U.S. as of November 30, 2006. Although one of our objectives in utilizing employees based in these markets is to ensure a supply of talented employees at lower expense than we incur in our other employee locations, there can be no assurances that a favorable market for employees will continue to exist in any of our foreign locations, or that changes in local conditions, such as labor laws and regulations, will not adversely affect our results of operations.

The Company may in the future choose to terminate the existence of one or more of our foreign operations or subsidiaries. Any such choice may give rise to financial consequences including the possibility of additional taxes or other charges in these jurisdictions or of changes to tax loss carry forwards or credits in these or other jurisdictions.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us, our competitors, or other industry participants, including the launch of Microsoft’s Vista operating system, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry or the x86 based non-PC digital device industry, the overall trend toward industry consolidation both among our competitors’ and customers, the timing and size of orders from customers, our ability to achieve targeted cost reductions, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high technology companies and have often been triggered by factors other than the operating performance of these companies. If the market value of our stock decreases below our net book value, we may have to record a charge for impairment of goodwill.

Certain Anti-Takeover Effects

Our Certificate of Incorporation, Bylaws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three-year terms. In addition, in November 1999 and in accordance with the Company’s Preferred Shares Rights Agreement, the Company issued as a dividend on its common stock certain rights to purchase the Company’s Series B Participating Preferred Stock. These rights are exercisable upon triggering events related to a change of control of the Company, and, upon exercise, would cause immediate substantial dilution of the Company’s outstanding common stock. Thus the existence of these rights (also known as a “poison pill”) could have a deterrent effect on any person or group that is considering acquiring the Company on terms not approved by the Company’s Board of Directors.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The Company leases approximately 86,000 square feet of office space for our headquarters in Milpitas, California under a facility lease that expires in 2013. The Company leases an approximately 49,000 square foot facility in Irvine, California under a lease agreement that expires in 2009. The Company has subleased all of the Irvine facility for the remainder of the lease term. The Company also leases office facilities in other locations including: Norwood, Massachusetts; Beaverton, Oregon; Taipei, Taiwan; Hong Kong; Shanghai, Beijing and Nanjing, China; Tokyo, Japan; Hyderabad, India; and Seoul, Korea. These offices range from small sales offices up to approximately 21,000 square feet of office space and generally provide engineering, sales, and technical support to customers. The lease terms for these facilities expire between 2007 and 2011. In August 2006, the Company closed its office in Shenzhen, China. In addition, in fiscal year 2006, the Company closed or in progress of closing facilities in Munich, Germany, Zaltbommel, the Netherlands, Osaka, Japan, and Rockville, Maryland pursuant to our restructure plans.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.                LEGAL PROCEEDINGS

The Company is subject to certain routine legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceedings described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100.   On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against the Company in the Federal District Court of New Jersey, alleging that certain of our products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, the Company has not been served with a complaint in this case and no deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that risk of loss in this case is remote.

Jablon v. Phoenix Technologies Ltd.   On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provision of a Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the ISI Agreement. Mr. Jablon has alleged breach of the earn-out provision of the ISI Agreement. The earn-out provision of the Agreement provides that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of various security-related products by the Company. The dispute relates to the calculation of achievement of such milestones. As of the date of this disclosure, the Company has not been formally served with the demand for arbitration in this case and no deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes are possible.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the NASDAQ Global Market. The closing price of the Company’s common stock on November 30, 2006 was $4.85.

	High	Low
Year ended September 30, 2006
Fourth quarter	$5.38	$4.30
Third quarter	6.56	3.88
Second quarter	7.24	6.28
First quarter	7.53	5.52
Year ended September 30, 2005
Fourth quarter	$8.58	$6.36
Third quarter	9.33	7.20
Second quarter	10.24	6.99
First quarter	8.41	5.03

The Company had 183 shareholders of record as of November 30, 2006. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

On October 11, 2005, the Board of Directors authorized the Company to repurchase up to $15 million of its common stock. In accordance with its terms, the authorization for this repurchase plan expired on October 10, 2006. During fiscal year 2006, the Company repurchased 217,692 shares at a cost of $1.2 million. The following table provides the shares of our common stock repurchased by us during the fiscal year 2006:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1 - October 31, 2005	—		—	—	$15,000,000
November 1 - November 30, 2005	—		—	—	15,000,000
December 1 - December 31, 2005	149,749		$6.64	149,749	14,006,221
January 1 - January 31, 2006	—		—	—	14,006,221
February 1 - February 28, 2006	—		—	—	14,006,221
March 1 - March 31, 2006	—		—	—	14,006,221
April 1 - April 30, 2006	—		—	—	14,006,221
May 1 - May 31, 2006	37,943		5.58	37,943	13,792,855
June 1 - June 30, 2006	—		—	—	13,792,855
July 1 - July 31, 2006	30,000	(1)	1.00	30,000	13,764,395
August 1 - August 31, 2006	—		—	—	13,764,395
September 1 - September 30, 2006	—		—	—	13,764,395
Total	217,692		$13.22	217,692	$13,764,395	(2)

(1)          The Company repurchased 30,000 shares of common stock at a price of $1.00 per share, in accordance with the restricted stock agreements during the fourth quarter of fiscal year 2006. These shares were owned by executive officers who are no longer employed by the Company.

(2)          In accordance with its terms, the repurchase program approved by the Board of Directors on October 11, 2005 expired on October 10, 2006.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8—Financial Statements and Supplementary Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of operations for any period are not necessarily indicative of the results to be expected for any future period and may vary because of a number of factors, including those set forth under “Item 1A—Risk Factors” and elsewhere in this Form 10-K (in thousands, except per share data).

Consolidated Statements of Operations Data

	For the Years ended September 30,
	2006	2005	2004	2003	2002
Revenues	$60,495	$99,536	$86,750	$85,408	$93,080
Gross margin	42,585	82,083	71,558	68,238	79,173
Operating Income (loss) from continuing operations	(42,182)	9,541	3,064	(15,121)	(5,620)
Income (loss) from continuing operations	(43,969)	277	449	(26,654)	(3,320)
Discontinued operations, net of tax	—	—	—	—	(1,570)
Net income (loss)	(43,969)	277	449	(26,654)	(4,890)
Earnings (loss) per share from continuing operations:
Basic	$(1.74)	$0.01	$0.02	$(1.09)	$(0.13)
Diluted	$(1.74)	$0.01	$0.02	$(1.09)	$(0.13)
Earnings (loss) per share:
Basic	$(1.74)	$0.01	$0.02	$(1.09)	$(0.19)
Diluted	$(1.74)	$0.01	$0.02	$(1.09)	$(0.19)

Consolidated Balance Sheet Data

	September 30,
	2006	2005	2004	2003	2002
Cash, cash equivalents, and marketable securities	$60,331	$74,827	$59,823	$47,246	$76,312
Working capital	42,495	74,348	65,696	55,172	71,495
Total assets	95,160	131,036	120,885	116,463	153,286
Long-term obligations	4,551	4,205	3,590	2,464	726
Stockholders’ equity	60,176	96,964	93,029	91,391	125,957

In January 2002, the Company acquired certain assets of a privately held company, StorageSoft, Inc. (“StorageSoft”), pursuant to an Asset Acquisition Agreement dated December 21, 2001. StorageSoft is a developer of drive diagnostic utilities and hard drive imaging software that reduces the cost to own, deploy, and manage multiple PCs. This acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired business were included in the Consolidated Balance Sheets as of September 30, 2002. The results of operations from the date of acquisition through September 30, 2002 were included in the accompanying Consolidated Statement of Operations for the year ended September 30, 2002.

In the fourth quarter of fiscal year 2002, the Company completed the sale of inSilicon. Fiscal year 2002 results have been reclassified to reflect inSilicon as discontinued operations.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward-looking statements as a result of a number of factors, including those set forth under “Item 1A—Risk Factors” and elsewhere in this Form 10-K.

Company Overview

We design, develop and support core system software for personal computers and other computing devices. Our products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. We sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to our customers.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”), for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who build in CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device. The CSS is executed during the power up in order to test, initialize and manage the functionality of the device’s hardware. Our CSS products are incorporated in over 100 million devices per year, giving us global market share leadership in this sector.

The Company also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add software applications built on our CSS platform. These partners, including independent software vendors, independent hardware vendors, OEMs, ODMs, system integrators, and system builders, can build and deploy applications in categories such as utilities, productivity, security, and content delivery using our development tools.

The Company has developed and markets a family of software application products that restore a device’s data, enable device identification to a network, and provide “instant-on” access to certain frequently used applications. Although the true end-users of these applications products are enterprises, governments and service providers, we typically sell these solutions as firmware to OEMs and ODMs to assist them in making their products attractive to those end-users.

Finally, the Company derives additional revenue from providing support services such as training, maintenance and engineering expertise to our software customers.

Historically we have analyzed revenue along two dimensions:

1.     Platform, with PCs and servers representing one category and non-PC devices, including consumer and industrial devices, representing a second category.

2.     Products, with CSS representing one category and software applications representing the second category.

We disclose revenue breakdowns in three resulting sectors which will be discussed in more detail under “Results of Operations” and “Revenues”.

1.     PC/Server Core System Software

2.     PC/Server Applications

3.     Non-PC Devices (including both CSS and applications)

Fiscal Year 2006 Overview

Total revenues for fiscal year 2006 decreased by $39.0 million or 39.2%, from $99.5 million in fiscal year 2005 to $60.5 million in fiscal year 2006. A substantial portion of the decline occurred in the second half of the fiscal year, when revenues were only $18.8 million, down 59.4% from $46.3 million in the second half of fiscal year 2005 and 54.9% from $41.7 million for the first half of fiscal year 2006.

The decrease in revenues is partially attributable to the effect of the Company’s having sold increasing proportions of its products through the use of fully paid-up licenses during fiscal years 2004 and 2005 and the first half of fiscal year 2006. These paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognizes all license revenues upon execution of the agreement provided that all other revenue recognition criteria are met. Paid-up license agreements may have the effect of accelerating revenue into the quarter in which the agreement is executed and thereby decreasing recurring revenues in later periods. Total paid-up license revenue for all sectors represented 18% of total revenues (or $15.6 million) in fiscal year 2004, 43% of total revenues (or $43.0 million) in fiscal year 2005 and 62% of total revenues (or $25.7 million) in the first half of fiscal year 2006.

During the third quarter of fiscal year 2006, we began changing our licensing practices away from heavy reliance on paid-up licenses to volume purchase agreements for large customers and pay-as-you-go royalty-based arrangements with smaller customers.  Paid up licenses constituted only 25% of total revenues (or $4.8 million) in the second half of fiscal year 2006 and we ended the use of paid-up licenses in September 2006. For the full fiscal year, paid-up licenses amounted to $30.5 million or 50% of total revenues.

Gross margins declined substantially, from 83% of revenues in fiscal year 2005 to 70% of revenues in fiscal year 2006. This decline was principally the result of the costs of delivering our products and services remaining relatively unchanged even though revenues declined materially.

All categories of operating expense also increased materially as a percentage of revenue as shown in the table below principally as a result of the revenue decline.

The company incurred a net loss of $44.0 million in fiscal year 2006, which compared to net income of $0.3 million in fiscal year 2005. These losses were principally attributable to the revenue decline discussed above. Substantial management changes were made during the year, including the appointment of a new Chief Executive Officer during September 2006. In the second half of the fiscal year (and continuing into the first quarter of fiscal year 2007) the Company announced a series of restructuring initiatives designed to materially reduce operating expenses. In September 2006 the Company also announced the cessation of its efforts to sell application products to enterprise customers.

Results of Operations

The following table includes Consolidated Statements of Operations data for the years ended September 30, 2006, 2005, and 2004 as a percentage of total revenues:

	2006	2005	2004
Revenues:
License and service fees	100%	100%	100%
Total revenues	100	100	100
Cost of revenues:
License and service fees	25	14	13
Amortization of purchased technology	5	3	4
Total cost of revenues	30	17	17
Gross margin	70	83	83
Operating expenses:
Research and development	38	20	26
Sales and marketing	59	36	38
General and administrative	36	17	15
Restructuring cost	8	—	—
Total operating expenses	140	73	79
Operating income (loss) from continuing operations	-70	10	4
Interest and other income, net	3	—	—
Income (loss) before income taxes	-67	10	4
Income tax expense	6	10	3
Net income (loss)	-73%	0%	1%

Revenues

Revenues by geographic region based on country of sale for fiscal years 2006, 2005, and 2004 were as follows (in thousands, except percentages):

	Amount of Revenues			% Change from Previous Year		% of Revenues
	2006	2005	2004	2006	2005	2006	2005	2004
North America	$6,384	$24,852	$16,342	-74.3%	52.1%	10.6%	25.0%	18.8%
Japan	18,302	21,803	29,034	-16.1	-24.9	30.3	21.9	33.5
Taiwan	28,556	36,608	31,044	-22.0	17.9	47.2	36.8	35.8
Other Asian Countries	5,089	8,233	4,294	-38.2	91.7	8.4	8.3	4.9
Europe	2,164	8,040	6,036	-73.1	33.2	3.5	8.0	7.0
Total Revenues	$60,495	$99,536	$86,750	-39.2%	14.7%	100.0%	100.0%	100.0%

Total revenues in fiscal year 2006 decreased by $39.0 million or 39.2% compared with fiscal year 2005. Revenues for fiscal year 2006 decreased in all geographic areas primarily due to a decreased reliance on the use of paid-up licenses in fiscal year 2006 as compared to fiscal year 2005. The declines were greatest in North America and Europe, which declined 74.3% and 73.1% respectively, primarily due to a number of large paid-up license arrangements which were entered into in fiscal year 2005. The declines incurred in Japan, Taiwan and other Asian countries were 16.1%, 22%, and 38.2% respectively and related primarily to the use of paid-up licenses in earlier periods.

Total revenues in fiscal year 2005 increased by $12.8 million or 14.7% compared with fiscal year 2004. Revenues for fiscal year 2005 from Japan decreased by 24.9%, while revenues from Taiwan, Other Asian Countries, North America, and Europe increased by 17.9%, 91.7%, 52.1%, and 33.2% respectively, from fiscal year 2004. The decrease in Japan was primarily due to the continued migration of system manufacturing from OEMs in Japan to ODMs primarily based in Other Asian Countries that generally ship in higher volumes and at lower unit prices. The increase in revenue in Taiwan, Other Asian Countries, North America, and Europe was primarily due to 1) increased unit shipments as a result of general industry expansion as well as our increased market share in the CSS sector, and 2) a number of large paid-up license arrangements that we entered into in fiscal year 2005, under which all revenues were recognized up-front. Total revenues from paid-up licenses in 2005 and 2004 represented approximately $43.0 million, or 43%, and $15.6 million, or 18%, of overall revenues in such respective years.

The following table represents revenue by sector for fiscal years 2006, 2005 and 2004 (in thousands, except percentages):

	Years ended September 30,			% of Revenues
	2006	2005	2004	2006	2005	2004
PC/Server Core System Software	$40,016	$64,492	$62,100	66.1%	64.8%	71.6%
PC/Server Applications	9,683	19,165	8,283	16.0%	19.3%	9.5%
Non PC Core System Software and Applications	10,796	15,879	16,367	17.9%	15.9%	18.9%
Total	$60,495	$99,536	$86,750	100.0%	100.0%	100.0%

The PC/Server Core System Software sector revenues were $40.0 million in fiscal year 2006, or 66% of total revenues, as compared to $64.5 million in fiscal year 2005, or 65% of total revenues. The 38% decrease in PC/Server Core System Software revenues was principally attributable to the Company’s use of paid-up software licenses during earlier periods. For the PC/Core System Software sector, revenue from paid-up licenses represented $20.8 million or 34% of fiscal year 2006 revenue compared to $30.6 million or 31% of fiscal year 2005 revenue.

PC/Server Core System Software revenues were $64.5 million in fiscal year 2005, or 65% of total revenues, as compared to $62.1 million in fiscal year 2004, or 72% of total revenues. The increase in fiscal year 2005 revenue in this sector was attributable to multiple factors including increased unit shipments as a result of a modest increase in overall PC industry unit volume and a continuing shift in PC demand from desktops to notebooks, for which our unit price is higher. These favorable factors were partially offset by continuing downward pressure on the prices of all components of PCs, which has been a long-term trend. Revenues in this sector also benefited from an increased number of large paid-up license arrangements in fiscal year 2005, as revenues related to such paid-up arrangements increased from $9.9 million in fiscal 2004 to $30.6 million in fiscal year 2005.

PC/Server Applications revenues were $9.7 million in fiscal year 2006, or 16% of total revenues, as compared to $19.2 million for fiscal year 2005, or 19% of total revenues. The 49% decrease in the PC/Server Application software sector was attributable to several factors. First, revenue from the sale of our Always product decreased from $13.0 million in fiscal year 2005 to $0.3 million; this decrease relates to our entry into a number of large contracts in 2005 and a subsequent reduction in demand in 2006. The decrease in demand for the Always product was offset in part by increased revenue from the Recover Pro products. Additionally, PC/Server Applications revenues were negatively impacted by our decreased use of paid-up licenses in fiscal year 2006 as revenues in this sector from paid-up licenses were $5.8 million in fiscal year 2006, or 10% of total revenue, as compared to $8.2 million in fiscal year 2005, or 8% of total revenue. In September 2006, we ended our use of paid-up licenses.

For the majority of fiscal year 2006, we were allocating considerable resources towards the development of a reseller channel for our PC/Server Applications products with the expectation that our channel partners would assist us in selling these products to enterprises, governments and service providers. During the fourth quarter of fiscal year 2006, due to high costs incurred in selling our products in the enterprise market, we decided to refocus our application products sales, marketing and development efforts so as to concentrate primarily on sales to the PC and component manufacturers rather than continuing with the channel sales initiatives.

PC/Server Applications revenues were $19.2 million in fiscal year 2005, or 19% of total revenues, as compared to $8.3 million for fiscal year 2004, or 10% of total revenues. Revenues from paid-up license arrangements in this revenue sector increased to $8.2 million in fiscal year 2005 from $0.5 million in fiscal year 2004. However, the majority of this amount in fiscal year 2005 came from transactions with OEMs where the principal focus of the paid-up license was CSS products; in such cases we allocate revenues between PC/Server Core System Software and PC/Server Applications as discussed below under “Critical Accounting Policies and Estimates”. A number of our software applications products, including Recover Pro, TrustConnector, and Firstware Assistant, were introduced in their current architecture in mid- to late fiscal year 2004, and consequently did not contribute significantly to revenues until fiscal year 2005. Also, the company continued to make progress in increasing the range of our applications products available in the market through significant investments in new reseller, distribution, and system builder channels. As sales into designs originating from these channels tend to follow a much longer life cycle, we believe that the growth in total PC/Server Applications revenues demonstrates our success in securing new system designs and strengthening our relationships with our customers as they roll out their products.

The Non-PC Device sector revenues decreased to $10.8 million in fiscal year 2006, or 18% of total revenues, from $15.9 million in fiscal year 2005, or 16% of total revenues. The decrease is primarily related to our reduced usage of paid-up licenses as of the third quarter of fiscal year 2006 relative to our heavy reliance on such paid-up licenses in the previous two years.

Non-PC Device revenues, which includes both Core System Software and software applications decreased slightly to $15.9 million in fiscal year 2005, or 16% of total revenues, from $16.4 million in fiscal year 2004, or 19% of total revenues. Revenues from paid-up license arrangements in this revenue sector decreased to $4.2 million in fiscal year 2005 from $6.4 million in fiscal year 2004. The overall $15.9 million result was less than our internal expectations because we were less effective than we hoped to be at building sales and distribution channels for our products in the Non-PC Device sector, and at delivering additional product features relevant to this sector.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs and amortization of purchased technology. License costs are primarily third party royalty fees as well as product fulfillment costs such as product media, duplication, labels, manuals, packing supplies and shipping costs. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts and non-recurring engineering agreements as well as post-sales customer support costs. License costs tend to be variable based on license revenue volumes, whereas service costs tend to be fixed within certain service revenue volume ranges.

Cost of revenues increased by 3%, or $0.5 million, in fiscal year 2006 compared to fiscal year 2005. License fees increased by $0.4 million in fiscal year 2006 over fiscal year 2005. Cost of revenues also increased due to stock based compensation expense of approximately $0.3 million which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R). These increases in cost of revenues were offset by lower amortization of purchased technology of $0.2 million in fiscal year 2006 as compared to fiscal year 2005.

Cost of revenues increased 15%, or by $2.3 million, in fiscal year 2005 compared to fiscal year 2004, primarily as a result of increased investment in our post-sales customer support teams.

Gross margin as a percentage of revenues was 70%, 83%, and 83% for fiscal years 2006, 2005, and 2004. Gross margin was $42.6 million for fiscal year 2006 as compared to $82.1 million in fiscal year 2005 and $71.6 million in fiscal year 2004. The decrease in the gross margin percentage in fiscal year 2006 compared to fiscal year 2005 is due to lower total revenues as our cost of revenues are relatively fixed. The increase in gross margin (with a stable gross margin percentage) in fiscal year 2005 versus fiscal year 2004 was mainly related to higher revenues offset in part by increased investment in our post-sales customer support teams. Amortization of purchased technologies from business combinations was $3.1 million, $3.4 million, and $3.4 million for the fiscal years 2006, 2005, and 2004, respectively.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs as well as depreciation of capital equipment. Research and development expenses were $22.9 million, $20.4 million, and $22.4 million in fiscal years 2006, 2005, and 2004, and as a percentage of revenues, these expenses represent 38%, 20%, and 26%, respectively.

The $2.5 million or 12% increase in research and development expense in fiscal year 2006 compared to 2005 was due to number of factors including: increased payroll and related benefit expenses of approximately $0.6 million, which is primarily related to additional headcount outside the U.S., stock based compensation expense of $0.9 million which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R), increased spending for consulting related to new application products of $0.5 million and a net increase in other expense items of approximately $0.4 million.

The $2.0 million decrease in research and development expenses in fiscal year 2005 from fiscal year 2004 was primarily due to lower payroll and related expenses resulting from the Company’s shift of research and development activity to lower-cost manufacturing centers in China and India throughout fiscal year 2005.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel and entertainment, facilities and IT support costs, promotional expenses (marketing and sales literature) and marketing programs including advertising, trade shows and channel development. Sales and marketing expenses also include costs relating to technical support personnel associated with pre-sales activities such as performing product and technical presentations and answering customers’ product and service inquiries.

Sales and marketing expenses were $35.4 million, $35.6 million, and $32.8 million in fiscal years 2006, 2005, and 2004 and as a percentage of revenues, these expenses represent 59%, 36%, and 38% in fiscal years 2006, 2005, and 2004, respectively.

The $0.2 million net decrease in sales and marketing spending in fiscal year 2006 from fiscal year 2005 was primarily due to a number of factors including: decreased commissions of $1.5 million due to overall lower revenues, lower spending on travel and entertainment of $0.3 million, lower outside recruiting expense of $0.3 million, a net decrease in other expense items of approximately $0.5 million, and lower facilities costs and IT support costs of $0.6 million. These reductions in spending were nearly entirely offset by increased spending for marketing programs related to enterprise applications of $1.1 million as well as stock based compensation expense of $1.9 million, which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R).

The $2.9 million or 9% increase in sales and marketing expense in fiscal year 2005 compared to fiscal year 2004 was primarily driven by higher payroll and related commissions and selling expenses and increased investment in sales and marketing programs, all of which were related to our efforts to increase sales and marketing headcount across all regions and enhance our distribution and reseller channel building efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal.

General and administrative expenses were $21.5 million, $16.4 million, and $13.3 million in fiscal years 2006, 2005, and 2004 and as a percentage of revenues, these expenses represented 36%, 17%, and 15% of total revenue for each such year, respectively. General and administrative expense increased by $5.0 million or 31% in fiscal year 2006 over fiscal year 2005 due to a number of factors including: $0.9 million of severance and related costs for our former Chairman and CEO, $1.7 million of stock based compensation expense related to our adoption of SFAS No. 123(R) effective as of October 1, 2005, and $1.9 million of increased auditing and consulting fees related principally to complying with the reporting requirements under the Sarbanes-Oxley Act of 2002. Additionally, recruiting expenses increased by $0.3 million related to the addition of a new CEO and CFO, our bad debt expense increased by $0.2 million, business taxes related to China increased by $0.3 million, and other items amounted to an additional increase of $0.2 million. These increases in expenses were offset in part by a reduction of $0.5 million in depreciation expense on equipment.

The $3.1 million or 23% increase in general and administrative expenses in fiscal year 2005 compared to fiscal year 2004 was primarily related to an increase of approximately $2.0 million in audit and consulting fees related to complying with the new reporting requirements under the Sarbanes-Oxley Act of 2002, increased legal fees of approximately $0.5 million and increased salaries and related expense for additional new hires of approximately $0.8 million. These expense increases were offset in part by a net decrease in other expenses of $0.2 million.

Restructuring Costs

Restructuring charges/(credits) during fiscal years 2006, 2005, and 2004, were $4.6 million, nil, and ($0.1) million, respectively.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, we implemented a number of cost reduction plans in order to reduce costs which were not integral to our overall strategy and to better align our expense levels with our anticipated revenues.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. In connection with this plan, the Company recorded $2.2 million of employee severance costs. In addition the Company expects to incur an additional restructuring charge of approximately $0.3 million during the first quarter of fiscal year 2007 relating to the closing of its facilities in Zaltbommel, the Netherlands. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. In connection with this plan, the Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included in the Company’s results of operations. Through September 30, 2006, the Company paid approximately $1.4 million of the costs associated with these restructuring plans. See Note 13 to our Consolidated Financial Statements for further information on the fiscal year 2007 restructuring plan.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring program that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefit charges of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal year 2004. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal year 2003, the second quarter of fiscal year 2004, and the third quarter of fiscal year 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the expected sublease rate. In the fourth quarter of fiscal year 2004, the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. In the fourth quarter of fiscal year 2006, the Company increased the restructuring liability related to the Irvine, California facility by $0.5 million, to reflect increased estimated building operating expenses. The unpaid portion of $1.7 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—noncurrent” in the Consolidated Balance Sheets. The Irvine lease expires April 2009.

Interest and Other Income, Net

Net interest and other income were $1.9 million, $0.3 million, and $0.2 million in fiscal years 2006, 2005, and 2004, respectively. Net interest and other income consists mostly of interest income, which is primarily derived from cash, cash equivalents and marketable securities, realized and unrealized foreign exchange transaction gains and losses, and losses on disposal of assets.

The interest income generated each period is highly dependent on available cash and fluctuations in interest rates. The average interest rate earned was approximately 4.7%, 3.1%, and 1.5% for fiscal years 2006, 2005, and 2004, respectively. All cash equivalents and marketable securities are U.S. dollar denominated. In fiscal year 2006, we invested mostly in highly liquid short-term marketable securities such as U.S. government and municipal bonds, taxable auction rate preferred instruments and corporate notes. Interest income was $2.8 million, $1.4 million, and $0.6 million in fiscal years 2006, 2005 and 2004, respectively.

Net losses on currency conversions were approximately $0.8 million, $1.0 million and $0.1 million, respectively, in fiscal years 2006, 2005 and 2004 while net loss on disposal of assets was nil, nil, and $0.3 million, in fiscal years 2006, 2005 and 2004, respectively.

Income Tax Expense

The Company recorded income tax provisions of $3.7 million, $9.6 million, and $2.8 million reflecting effective tax rates of (9.1%), 97.2%, and 86.2% in fiscal 2006, 2005, and 2004, respectively and representing primarily foreign withholding taxes in Taiwan, state franchise taxes and estimated taxes related to operations of foreign subsidiaries.

The effective tax rate in fiscal year 2006 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During the year ended September 30, 2006, the Company recorded a tax expense of $3.7 million of which $3.2 million related to the combination of Taiwan withholding tax and an increase in the tax accrual for a potential Taiwanese transfer pricing adjustment.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law related to transfer pricing is inappropriate and plans to contest an assessment the Company has received in this connection, however there can be no reasonable assurance as to the ultimate outcome. The Company has therefore accrued but not paid the amount of the potential Taiwanese tax liability related to the transfer pricing adjustment. As of the September 30, 2006 the balance of this reserve was $7.6 million.

The Company is not recording a benefit for any deferred tax assets generated in the fiscal year ended September 30, 2006. Deferred tax assets, which relate to both U.S. and foreign taxes and tax credits, amount to $42.7 million at September 30, 2006 but have been offset by a full valuation allowance placed against them.

The effective tax rate in 2005 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income taxes, foreign withholding taxes, and an addition of $6.9 million to the reserve established for the Taiwanese transfer-pricing adjustment exposure.

The effective tax rate in 2004 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to the Company reviewing its deferred tax assets and deciding to place a valuation reserve against these assets.

Financial Condition

At September 30, 2006, our principal source of liquidity consisted of cash, cash equivalents and marketable securities totaling $60.3 million, compared to $74.8 million at September 30, 2005. We invest our excess cash in high quality investment grade fixed income securities that are highly liquid.

Net cash used in operating activities in fiscal year 2006 was $13.8 million, which was due primarily to our net loss of $44.0 million, offset by the decrease in accounts receivable by $14.4 million, a decrease in other working capital items of approximately $5.0 million and non-cash items of depreciation and amortization and stock based compensation expense of $6.0 million and $4.8 million respectively.

Cash flows provided from investing activities for fiscal year 2006 were $18.7 million, which were primarily due to proceeds from the sale of marketable securities net of purchases of approximately $21.4 million, offset in part by equipment purchases of $2.2 million and a final payment of $0.5 million in connection with our 2001 acquisition of ISI.

Cash flows provided from financing activities during fiscal year 2006 were $2.0 million, related to $3.2 million of proceeds from the exercise of stock options and purchases under the Employee Stock Purchase Plan, offset by common stock repurchases of $1.2 million.

We reported $27.8 million of consolidated cash and cash equivalents as of September 30, 2005 and $47.0 million of marketable securities.

Net cash provided by continuing operating activities during fiscal year 2005 was $15.8 million, which was due primarily to net income of $0.3 million and the non-cash items of depreciation and amortization and stock based compensation expense of $6.5 million and $0.2 million. Other sources of cash were accounts receivable, prepaid royalties, other assets and income taxes which increased by $1.3 million,

$2.3 million, $1.3 million and $4.4 million, which increases were offset by a net decrease in other working capital items of approximately $0.4 million.

Net cash used in investing activities in fiscal year 2005 was $24.7 million, consisting primarily of $21.1 million in net purchases of marketable securities and $3.1 million in equipment purchases. Net cash provided by financing activities during fiscal year 2005 was $2.7 million, consisting primarily of the exercise of common stock and issuance of stock under our employee stock option and stock purchase plans.

We believe that our current cash and cash equivalents, marketable securities and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. We anticipate that we will incur a net loss in fiscal year 2007 and also expect to incur a negative net cash flow in fiscal year 2007, primarily related to expected reductions in revenues and to severance and other restructuring related costs.

Stock Repurchase Program

In October 2005, the Board of Directors authorized the Company to repurchase up to $15 million of the Company’s common stock. In accordance with its terms, the authorization for this repurchase plan expired on October 10, 2006. During fiscal year 2006, the Company repurchased 217,692 shares of its common stock at a cost of $1.2 million.

During fiscal years 2005 and 2004, the Company did not repurchase any shares of its common stock.

Commitments

We have commitments for $16.8 million under non-cancelable operating leases ranging from one to ten years. The operating lease obligations include a net lease commitment for the Irvine, California location of $1.7 million, after sublease income of $1.7 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan.

On September 30, 2006, our future commitments were as follows (in thousands):

	Payments due by period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year(1)	years(2)	years(3)	5 years(4)
Operating lease obligations	$16,819	$3,959	$6,467	$3,480	$2,913

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2006.

Note (1) fiscal year 2007

Note (2) fiscal years 2008-2009

Note (3) fiscal years 2010-2011

Note (4) fiscal years 2012 and beyond

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet agreements.

New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

(“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but do not expect that it will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. We are currently assessing the impact of adopting SFAS 158 but do not expect that it will have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial position, results of operations, and cash flows.

Critical Accounting Policies and Estimates

We believe that the following represent the more critical accounting policies used in the preparation of our consolidated financial statements, and are subject to the various estimates and assumptions used in the preparation of such financial statements. The Company has discussed the critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.   We license software under non-cancelable license agreements and provide services including non-recurring engineering efforts, maintenance (consisting of product support services and rights to unspecified upgrades on a when-and-if available basis), and training. In many cases, and in all cases with respect to our CSS products, our software products are incorporated into the products of our OEM and ODM customers.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. We use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent. Revenue from arrangements including rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Royalty revenues from OEMs and ODMs are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing our software, provided that all other revenue recognition criteria have been met. Under pay-as-you-go or royalty-based arrangements, we normally recognize revenue for all consumption prior to the end of the accounting period. Since we generally receive quarterly royalty reports from our OEMs and ODMs approximately 30 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM and ODM customers, utilizing historical experience, and using other relevant current information. Based on our estimates, we recognized $0.7 million and $1.8 million of royalty revenues from our OEM and ODM customers as of September 30, 2006 and September 30, 2005, respectively. To date, the variances between estimated and actual revenues have been immaterial. For volume purchase agreements (“VPAs”) we recognize revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been billed for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. Estimates are recorded based upon customer forecasts. Although management believes that it has a reliable basis for making reasonable estimates, the actual results could differ depending on customer or market factors.

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

The Company has also entered into software license agreements referred to as paid-up licenses and has relied heavily on their use during fiscal years 2006 and 2005. Generally, we recognize all license revenues under paid-up license agreements upon execution of the agreement provided that all revenue recognition criteria are met. Total paid-up license revenue represented $30.5 million or 50% of total revenues in fiscal year 2006 compared to $43.0 million or 43% of total revenues in fiscal year 2005. During the third quarter of fiscal year 2006, we began changing our licensing practices away from paid-up licenses to volume purchase agreements for large customers and pay-as-you-go or royalty-based arrangements with smaller customers. Effective September 2006, we ended the use of paid-up licenses.

From time to time, we enter into OEM contracts under which we receive undifferentiated license fees that cover both PC/Server Core System Software and PC/Server Applications. In order to allocate the undifferentiated license fees between Core System Software and Applications, we estimate the percentage of the undifferentiated license fee that would have applied to each product had the contract differentiated between the license fee for PC/Server Core System Software and the license fee for PC/Server Applications for purposes of discussing our revenue categories. This allocation has no impact on the timing or amount of our total revenue recognition in any period. Our estimation methodology involves examining various factors, such as the average sale prices for CSS products and for software applications products in a broad range of large transactions, the time period over which the average selling prices are calculated and the specific products involved. This estimation methodology requires significant management judgment. As new transactions occur, we anticipate that our estimation methodology will continue to reflect management’s current assessment of factors that it deems relevant to making an appropriate estimate.

In addition, we may execute multiple contracts/amendments with the same customer several times throughout a year. These contracts are reviewed to determine if they are linked and should be evaluated as one deal. The review includes consideration of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and Technical Practice Aid, Software Revenue recognition for multiple-element arrangements (“TPA 5100.39”), and the standard historical business practice of our company.

Sales Allowances and Doubtful Accounts.   We record provisions for sales allowances against revenues in the same period as the related revenues are recorded. Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2006 and 2005, the allowance for sales and doubtful accounts was $0.5 million and $0.7 million respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical royalty revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowance for sales and doubtful accounts which would impact revenue and expense, respectively, as appropriate.

Intangible Assets.   Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2006 and September 30, 2005, these assets, net of accumulated amortization, totaled $16.0 million and $21.0 million, respectively.

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

Accordingly, the allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results. The original recorded values of intangible assets and goodwill are based on third-party appraisals. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million was to be paid out in equal annual increments beginning in fiscal year 2004 provided that the developed technology purchased as part of the original business combination was still utilized within products at the annual milestone dates. For each year between fiscal year 2004 and fiscal year 2006, the Company paid $0.5 million, for a total of $1.5 million, in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill. See Note 9 to our Consolidated Financial Statements for more information.

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

After examining the available evidence at September 30, 2006, we believe a full valuation allowance was necessary for the U.S. federal and state net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our past financial performance presented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state deferred tax assets under SFAS 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. federal and state deferred tax assets.

Stock-Based Compensation Expense.   Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for fiscal year 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expenses over the requisite service period of the award. To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues.

We have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the fiscal year ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, our net loss for the fiscal year ended September 30, 2006, is $4.8 million higher than had we continued to account for stock-based employee compensation under APB No. 25. As a result of adoption of SFAS No. 123(R), our basic and diluted net loss per share for the fiscal year ended September 30, 2006 increased by an additional $0.19. The adoption of SFAS No. 123(R) had no impact on cash flows from investing or financing.

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

Interest Rate Risk

We consider investments purchased with an original remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and marketable securities (in thousands):

	September 30,
	2006	2005
Cash and cash equivalents	$34,743	$27,805
Marketable Securities	25,588	47,022
Total	$60,331	$74,827

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. Our investments are primarily debt instruments of the U.S. Government and its agencies, municipal bonds, and high-quality corporate notes and by policy we limit the amount of credit exposure to any one issuer. At any time, a sharp increase in interest rates could have a material impact on interest earnings for our investment portfolio. The following table presents the hypothetical changes in fair value of marketable securities held at September 30, 2006 and 2005 that are sensitive to changes in interest rates (in thousands):

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30,	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2006	(50 BPS)	(100 BPS)	(150 BPS)
Marketable Securities	$25,972	$25,844	$25,716	$25,588	$25,460	$25,332	$25,204

	Valuation Of Securities Given An Interest Rate Decrease of X Basis Points			Fair Value As Of September 30,	Valuation Of Securities Given An Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	2005	(50 BPS)	(100 BPS)	(150 BPS)
Marketable Securities	$47,727	$47,492	$47,257	$47,022	$46,787	$46,552	$46,317

These marketable securities are not leveraged and are considered available for sale investments. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. A basis point is defined as one-hundredth of a percentage point. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss in principal if we are forced to sell securities, which have declined in market value due to changes in interest rates as stated above.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are primarily denominated in U.S. dollars. However, our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. Dollar from September 30, 2006 market rates would be immaterial on our net loss.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the Consolidated Financial Statements and supplementary financial information attached hereto.

Quarterly Results of Operation (Unaudited)

The following table presents certain unaudited Consolidated Statement of Operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited Consolidated Financial Statements appearing elsewhere in this report on Form 10-K. In the opinion of our management, all necessary adjustments, consisting of normal recurring adjustments and special charges, have been included to present fairly the unaudited quarterly results when read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

(in thousands, except per share data)

	Fiscal Year 2006, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$8,344	$10,450	$23,112	$18,589
Gross margin	5,283	5,039	18,290	13,973
Operating loss	(15,527)	(18,167)	(1,493)	(6,995)
Net loss	(14,321)	(18,560)	(3,165)	(7,923)
Basic loss per share from continuing operations	$(0.56)	$(0.73)	$(0.13)	$(0.32)
Diluted loss per share from continuing operations	$(0.56)	$(0.73)	$(0.13)	$(0.32)
Basic shares used in loss per share calculation	25,423	25,333	25,111	25,014
Diluted shares used in loss per share calculation	25,423	25,333	25,111	25,014

	Fiscal Year 2005, Quarters ended
	Sep 30	Jun 30	Mar 31	Dec 31
Revenues	$22,583	$23,733	$27,044	$26,176
Gross margin	18,065	19,362	22,716	21,940
Operating Income (loss)	(708)	1,333	4,683	4,233
Net income (loss)	(5,693)	738	2,990	2,242
Basic earnings (loss) per share from continuing operations	$(0.23)	$0.03	$0.12	$0.09
Diluted earnings (loss) per share from continuing operations	$(0.23)	$0.03	$0.12	$0.09
Basic shares used in earnings (loss) per share calculation	24,983	24,893	24,786	24,599
Diluted shares used in earnings (loss) per share calculation	24,983	25,781	25,873	25,219

ITEM 9.                CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

A.   Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this annual report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

B.   Changes in internal control over financial reporting

As disclosed in our Form 10-Q for the quarter ended June 30, 2006, our management concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective as a result of the two material weaknesses reported on our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. These two material weaknesses related to our period-end financial reporting process and our income tax process. During fiscal year 2006, the Company implemented a plan that resulted in the successful remediation and elimination of these two previously reported material weaknesses.

With respect to our period-end financial reporting process, over fiscal year 2006 management took the following steps in order to remediate the material weakness. Specifically, account reconciliations and account balances were prepared and reviewed by senior management on a timely basis with any material adjusting entries posted in the consolidated financial statements in the appropriate time period.

With respect to our income tax process, over fiscal year 2006 management took the following steps in order to remediate the material weakness; the tax provision was prepared and the tax accounts including our foreign subsidiaries were reconciled on a quarterly basis with the help of outside tax accountants. These tax account reconciliations as well as the calculation of the tax provision were further reviewed by senior financial management each quarter prior to filing these consolidated financial statements.

No material errors were noted which affected income tax expense and income tax asset and liability accounts during the year ended September 30, 2006.

Except for changes related to the remediation of the material weaknesses described above, there has been no change during the Company’s fiscal quarter ended September 30, 2006 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

C.   Management’s report on internal control over financial reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of September 30, 2006, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. The report on the audit of internal control over financial reporting appears below.

D.   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Phoenix Technologies Ltd. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (the COSO criteria). Phoenix Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Phoenix Technologies Ltd.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Phoenix Technologies Ltd. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Phoenix Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006 and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
December 13, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which was filed as Exhibit 14.1 to the Form 10-K for the fiscal year ended September 30, 2003. The code of ethics is available free of charge on the Company’s web site.

See Item 1 above for certain information required by this item with respect to the Company’s executive officers. The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the 2007 annual meeting of its stockholders (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained in the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Management Indebtedness, Certain Relationships and Related Transactions” in the Proxy Statement.

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

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.
By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer
Date: December 14, 2006

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Woodson M. Hobbs and Richard W. Arnold jointly and severally, his attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him and in his name, place or stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file such amendments, together with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, and ratifying and confirming all that the attorney-in-facts and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WOODSON M. HOBBS	/s/ RICHARD W. ARNOLD
Woodson M. Hobbs	Richard W. Arnold
President and Chief Executive Officer	Executive Vice President, Strategy &
(Principal Executive Officer)	Corporate Development and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: December 14, 2006	Date: December 14, 2006
/s/ DAVID S. DURY	/s/ TAHER ELGAMAL
David S. Dury	Taher Elgamal
Chairman and Director	Director
Date: December 14, 2006	Date: December 14, 2006
/s/ ANTHONY P. MORRIS	/s/ RICHARD M. NOLING
Anthony P. Morris	Richard M. Noling
Director	Director
Date: December 14, 2006	Date: December 14, 2006
/s/ ANTHONY SUN	/s/ DALE L. FULLER
Anthony Sun	Dale L. Fuller
Director	Director
Date: December 14, 2006	Date: December 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California
December 13, 2006

PHOENIX TECHNOLOGIES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$34,743	$27,805
Marketable Securities	25,588	47,022
Accounts receivable, net of allowances of $463 and $681 at September 30, 2006 and September 30, 2005, respectively	8,434	22,684
Prepaid royalties and maintenance	111	2,254
Other current assets	4,052	4,450
Total current assets	72,928	104,215
Property and equipment, net	4,247	4,550
Purchased Technology and Intangible assets, net	1,458	4,936
Goodwill	14,433	13,932
Other assets	2,094	3,403
Total assets	$95,160	$131,036
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,072	$2,120
Accrued compensation and related liabilities	3,844	3,863
Deferred revenue	7,584	8,305
Income taxes payable	9,041	11,425
Accrued restructuring charges—current	3,287	414
Other accrued liabilities	3,605	3,740
Total current liabilities	30,433	29,867
Accrued restructuring charges—noncurrent	1,166	1,265
Other liabilities	3,385	2,940
Total liabilities	34,984	34,072
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 32,851 and 32,185 shares issued, 25,437 and 24,987 shares outstanding at September 30, 2006 and September 30, 2005, respectively	34	33
Additional paid-in capital	191,519	183,749
Deferred compensation	—	(302)
Retained earnings / (deficit)	(38,899)	5,070
Accumulated other comprehensive loss	(800)	(1,143)
Less: Cost of treasury stock (7,414 shares at September 30, 2006 and 7,196 shares at September 30, 2005)	(91,678)	(90,443)
Total stockholders’ equity	60,176	96,964
Total liabilities and stockholders’ equity	$95,160	$131,036

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	September 30,
	2006	2005	2004
Revenues:
License and Service fees	$60,495	$99,536	$86,750
Total revenues	60,495	99,536	86,750
Cost of revenues:
License and Service fees	14,800	14,100	11,839
Amortization of purchased technology	3,110	3,353	3,353
Total cost of revenues	17,910	17,453	15,192
Gross margin	42,585	82,083	71,558
Operating expenses:
Research and development	22,865	20,426	22,402
Sales and marketing	35,428	35,619	32,757
General and administrative	21,488	16,441	13,321
Amortization of goodwill and acquired intangible assets	368	70	70
Restructuring and related charges	4,618	(14)	(56)
Total operating expenses	84,767	72,542	68,494
Operating income (loss)	(42,182)	9,541	3,064
Interest and other income, net	1,867	320	193
Income (loss) before income taxes	(40,315)	9,861	3,257
Income tax expense	3,654	9,584	2,808
Net income (loss)	$(43,969)	$277	$449
Earnings (loss) per share:
Basic Net income (loss)	$(1.74)	$0.01	$0.02
Diluted Net income (loss)	$(1.74)	$0.01	$0.02
Shares used in earnings (loss) per share calculation:
Basic	25,220	24,815	24,444
Diluted	25,220	25,621	24,799

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional		Retained	Other		Total
	Common Stock		Paid-In	Deferred	Earnings/	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	(deficit)	Income (Loss)	Stock	Equity	Income (Loss)
BALANCE, SEPTEMBER 30, 2003	24,281	$31	$179,730	$(675)	$4,344	$(1,596)	$(90,443)	$91,391
Stock purchases under option and purchase plans	255	1	1,189	—	—	—	—	1,190
Deferred compensation	—	—	276	(276)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	174	—	—	—	174
Stock-based compensation	—	—	107	—	—	—	—	107
Comprehensive income:
Net income (loss)	—	—	—	—	449	—	—	449	$449
Translation adjustment, net of tax of $0	—	—	—	—	—	(282)	—	(282)	(282)
Comprehensive income									$167
BALANCE, SEPTEMBER 30, 2004	24,536	$32	$181,302	$(777)	$4,793	$(1,878)	$(90,443)	$93,029
Stock purchases under option and purchase plans	451	1	2,751	—	—	—	—	2,752
Reversal of deferred comp due to terminations			(307)	232				(75)
Amortization of deferred stock-based compensation	—	—	—	243	—	—	—	243
Stock /Options granted to consultants			3					3
Comprehensive income:
Net income (loss)	—	—	—	—	277	—	—	277	$277
Translation adjustment, net of tax of $0	—	—	—	—		735	—	735	735
Comprehensive income									$1,012
BALANCE, SEPTEMBER 30, 2005	24,987	$33	$183,749	$(302)	$5,070	$(1,143)	$(90,443)	$96,964
Stock purchases under option and purchase plans	668	1	3,246	—	—	—	—	3,247
Repurchase of common stock	(218)						(1,235)	(1,235)
Reversal of deferred comp due to terminations			(9)					(9)
FAS 123(R) Stock-based compensation	—	—	4,526	302	—	—	—	4,828
Comprehensive income:
Net income (loss)	—	—	—	—	(43,969)	—	—	(43,969)	$(43,969)
Change in net unrealized gains and losses on investments						34		34	$34
Translation adjustment, net of tax of $0	—	—	7	—		309	—	316	316
Comprehensive income									$(43,619)
BALANCE, SEPTEMBER 30, 2006	25,437	$34	$191,519	$—	$(38,899)	$(800)	$(91,678)	$60,176

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(43,969)	$277	$449
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	6,002	6,473	7,274
Stock-based compensation	4,819	180	280
Loss from disposal of fixed assets	11	—	268
Deferred income tax	851	370	167
Change in operating assets and liabilities:
Accounts receivable	14,429	1,258	(1,110)
Prepaid royalties and maintenance	2,187	2,348	2,478
Other assets	850	1,273	218
Accounts payable	964	(66)	796
Accrued compensation and related liabilities	258	261	(2,134)
Deferred revenue	(712)	(1,257)	6,346
Income taxes	(2,354)	4,449	(181)
Accrued restructuring charges	2,810	(601)	(1,113)
Other accrued liabilities	34	848	(64)
Net cash provided by (used in) operating activities	(13,820)	15,813	13,674
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	292,039	210,973	195,320
Purchases of marketable securities	(270,604)	(232,070)	(200,600)
Proceeds from the sale of fixed assets	—	—	38
Purchases of property and equipment	(2,233)	(3,081)	(1,545)
Payments in connection with prior business acquisition	(500)	(500)	(500)
Net cash provided by (used in) investing activities	18,702	(24,678)	(7,287)
Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	3,247	2,746	1,191
Repurchase of common stock	(1,235)	—	—
Net cash provided by financing activities	2,012	2,746	1,191
Effect of changes in exchange rates	44	26	(281)
Net increase (decrease) in cash and cash equivalents	6,938	(6,093)	7,297
Cash and cash equivalents at beginning of period	27,805	33,898	26,601
Cash and cash equivalents at end of period	$34,743	$27,805	$33,898
Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$6,109	$2,752	$2,650

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) designs, develops and supports core system software for personal computers or “PCs” and other computing devices. The Company’s products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security, and manageability of the various components and technologies used in such devices. The Company sells these products primarily to computer and component device manufacturers. The Company also provides training, consulting, maintenance and engineering services to its customers.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”), for PCs, servers and embedded devices. The Company’s CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”).

The Company also licenses software developer kits (“SDKs”) to partner companies for the development of core-resident, integrated, value-add software applications built on the Company’s CSS platform. These partners, including independent software vendors, independent hardware vendors, OEMs, ODMs, system integrators, and system builders, use the SDKs to build and deploy applications in categories such as utilities, productivity, security, and content delivery using the Company’s development tools.

Lastly, the Company has developed and markets a family of software application products that restore a device’s data, enable device identification to a network, and provide “instant-on” access to certain frequently used applications. Although the true end-users of these applications products are enterprises, governments and service providers, the Company typically sells these solutions as firmware to OEMs and ODMs to incorporate in their devices prior to sale to the end-users. For the majority of fiscal year 2006, the Company allocated considerable resources towards the development of a reseller channel for a number of application products with the expectation that these channel partners would assist the Company in selling these products to enterprises, governments and service providers. During the fourth quarter of fiscal year 2006, due to high costs incurred in selling these products in the enterprise market, the Company decided to refocus its application products sales, marketing and development efforts so as to concentrate primarily on sales to the PC and component manufacturers rather than continuing with the channel sales initiatives.

Note 2.   Summary of Significant Accounting Policies

Principles of Consolidation.   The consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications.   The Company reclassified the following amounts as of September 30, 2005 to conform to the presentation as of September 30, 2006: approximately $2.0 million of its retirement reserve from other current accrued liabilities to other non-current liabilities, approximately $82,000 from accrued current restructuring charges to accrued non-current restructuring charges, and approximately $9.1 million from cash and cash equivalents to marketable securities. The Consolidated Statement of Operations for the fiscal years ended September 30, 2005 and September 30, 2004 has been adjusted to reclassify approximately $180,000 and $280,000, respectively, of stock based compensation from a single line item on the Consolidated Statement of Operations to the appropriate operating expense categories respectively.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These reclassifications had no impact on the Company’s total assets, total liabilities, or income (loss) from operations or net income (loss) for all periods presented.

Foreign Currency Translation.   The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions within the Consolidated Statements of Operations are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses recorded in interest and other income, net totaled $0.8 million, $1.0 million and $0.1 million during fiscal years 2006, 2005 and 2004, respectively.

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

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to: a) allowance for uncollectible accounts receivable and sales allowances; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.

Revenue Recognition.   The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis), and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements that include rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Royalty revenues from OEMs and ODMs are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly royalty reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate the royalty revenues, including obtaining estimates of production from our OEM and ODM customers, utilizing historical experience, and other relevant current information. The Company had accrued royalty revenue balances of $0.7 million and $1.8 million from our OEM and ODM customers as of September 30, 2006 and September 30, 2005, respectively. To date the variances between estimated and actual revenues have been immaterial.

For volume purchase agreements (“VPAs”) the Company recognizes revenues for units estimated to be consumed by the end of the following accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. Estimates are recorded based upon customer forecasts. Amounts that have been invoiced under VPAs and relate to consumption beyond the following accounting quarter, which the Company has determined to be not fixed or determinable, are recorded as deferred revenues.

During fiscal year 2005 and fiscal year 2006, the Company had increasingly relied on the use of paid-up software license agreements with its customers in which they pay a fixed upfront fee for an unlimited number of units subject to certain Phoenix product or design restrictions (paid-up licenses). Revenues from such paid-up license arrangements are generally recognized upfront provided all other revenue recognition criteria have been met. Approximately 50% and 43% of total net revenues were recognized on this basis in the fiscal year 2006 and 2005, respectively. Effective September 2006, the Company has decided to eliminate the practice of entering into paid-up licenses.

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

Accounts Receivable.   Accounts receivable include both amounts invoiced and unbilled royalty fees. Unbilled royalty fees totaled $0.7 million and $1.8 million for the years ended September 30, 2006 and 2005, respectively, and represent estimated royalties earned but not yet reported by certain customers. All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts and sales allowances. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit memo data, bad debt write-offs, historical royalty revenue estimate to actual variances, and other known factors. At September 30, 2006 and 2005, the allowance for sales and doubtful accounts was $0.5 million and $0.7 million, respectively.

Cash Equivalents, Marketable Securities and Other Investments.   The Company considers all highly liquid securities purchased with an original remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented.

Marketable securities consist of available-for-sale debt securities that the Company carries at fair value. The Company uses the specific identification method to compute gains and losses on marketable securities. The fair value of such investments approximated amortized cost and gross unrealized holding

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gains and losses were not material. Available-for-sale debt securities are classified as current assets based upon the Company’s intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise. The Company reclassified approximately $9.1 million from cash and cash equivalents to marketable securities held as of September 30, 2005 to reflect a more appropriate classification of such securities based upon the nature of the investments.

The Company owns a certificate of deposit in the amount of $2.0 million that matures in January 2007 with a discounted yield of 4.8%.

The following schedule summarizes the estimated fair value of the Company’s marketable securities as of September 30, 2006 and September 30, 2005 (in thousands):

	September 30,
	2006	2005
Municipal Bonds	$11,000	$19,650
Corporate Notes	11,593	25,872
International Bonds	999	1,500
Certificate of Deposit	1,996	—
Total Marketable Securities	$25,588	$47,022

The Company does not intend to hold these investments to maturity, and when purchased, the remaining maturity, auction, call or reset date is less than 360 days.

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

Credit Risk.   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities, and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations and provisions are made for doubtful accounts and sales allowances based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Three customers accounted for 12%, 13%, and 20% of accounts receivable as of September 30, 2006, respectively. One customer accounted for 34% of accounts receivable as of September 30, 2005. No other customers accounted for greater than 10% of accounts receivable in both years.

Prepaid Royalties.   The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties related to developed products are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2006, the remaining useful lives of these assets were one year or less. Net prepaid royalties for third party licenses were $0.1 million and $2.3 million at September 30, 2006 and 2005, respectively. Amortization of prepaid royalties was $2.0 million, $2.4 million and $3.1 million for fiscal years 2006, 2005, and 2004 respectively. In addition to the amounts amortized, $0.7 million of prepaid royalties were written off in fiscal year 2006

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

since it was determined that their carrying values were not recoverable due to discontinuance of the related product.

Property and Equipment.   Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Purchased Technology and Intangible Assets.   Purchased intangibles primarily represent trade names. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS 144, the Company assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. If quoted market prices for the assets are not available, the fair value is calculated using the present value of estimated expected future cash flows. The cash flow calculations are based on management’s best estimates at the time the tests are performed, using appropriate assumptions and projections. Management relies on a number of factors including operating results, business plans, budgets, and economic projections. In addition, management’s evaluation considers non-financial data such as market trends, customer relationships, buying patterns, and product development cycles. When impairments are assessed, the Company records charges to reduce long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.

Pursuant to SFAS 144, in the fourth quarter of fiscal year 2006 the Company recorded an impairment charge of $0.3 million against a trade name since it was determined that the carrying value was not recoverable due to a management decision in September 2006 to discontinue the related product.

The Company accounts for purchased computer software, or purchased technology, including that which is acquired through business combinations, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 states that capitalized software costs are to be amortized on a product by product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Furthermore, at each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Purchased computer software technology costs resulting from acquisitions are generally amortized over their corresponding economic product lives of five to six years using the straight-line method. Amortization of this purchased technology was $2.4 million, $3.4 million, and $3.4 million for the fiscal years 2006, 2005, and 2004, respectively. There were no other purchases or additions of purchased technology during 2006, 2005 or 2004 respectively. In addition to the amounts amortized, $0.7 million of software purchased was written off in fiscal year 2006 since it was determined that the carrying value exceeded the net realizable value by this amount. There were no write offs of purchased technology in fiscal years 2005 and 2004.

Goodwill.   Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for Goodwill in accordance with SFAS 142 and Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. The Company adopted this statement in October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by SFAS 142.

In accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at October 1st using a two-step process in accordance with SFAS 142. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. Consistent with the Company’s determination that it has only one operating segment, the Company has determined that it has only one reporting unit. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. Since the fair value of the reporting unit exceeds its net book value as of September 30, 2006, there is no goodwill impairment for the fiscal year.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying value of goodwill and certain long-lived assets consisted of the following: (in thousands):

		Acquired
		Intangible	Purchased	Prepaid
	Goodwill	Assets	Technology	Royalties
Net Balance, September 30, 2003	$12,932	$508	$11,274	$6,833
Additions	500	—	—	725
Impairment/Write off	—	—	—	—
Amortization	—	(70)	(3,353)	(3,071)
Net Balance, September 30, 2004	13,432	438	7,921	4,487
Additions	500	—	—	175
Impairment/Write off	—	—	—	—
Amortization	—	(70)	(3,353)	(2,391)
Net Balance, September 30, 2005	13,932	368	4,568	2,271
Additions	501	—		562
Impairment/Write off	—	(298)	(708)	(687)
Amortization	—	(70)	(2,402)	(2,035)
Net Balance, September 30, 2006	$14,433	$—	$1,458	$111

At September 30, 2006, the Company expected annual amortization of its purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged to amortization of purchased technology in cost of revenue and to amortization of acquired intangible asset in operating expenses on the Consolidated Statement of Operations. Future acquisitions would cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges (in thousands).

Expected
Amortization
Expense
Fiscal year ending September 30,
2007	$1,166
2008	292
Thereafter	—
Total	$1,458

The amounts allocated to goodwill associated with acquisitions completed prior to July 1, 2001, were being amortized using straight-line method over the estimated useful lives of five to six years up to October 1, 2002, the date of the Company’s SFAS 142 adoption. In accordance with SFAS 142, goodwill is no longer amortized.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation.   Prior to October 1, 2005, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under its employee stock purchase plan. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the fiscal year ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s net loss for the fiscal year ended September 30, 2006, is $4.8 million higher than had it continued to account for stock-based employee compensation under APB No. 25. The impact of the adoption of SFAS No. 123 (R) on basic and diluted net loss per share for the fiscal year ended September 30, 2006 was $0.19. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for the fiscal year ended September 30, 2005 and 2004. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Years Ended September 30,
	2005	2004
Net income, as reported	$277	$449
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	177	175
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(5,868)	(4,211)
Pro forma net loss	$(5,414)	$(3,587)
Basic earnings (loss) per share:
As reported	$0.01	$0.02
Pro forma	$(0.22)	$(0.15)
Diluted earnings (loss) per share:
As reported	$0.01	$0.02
Pro forma	$(0.21)	$(0.14)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure is not presented for the fiscal year ended September 30, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R) during that period.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for fiscal years 2006, 2005, and 2004: (in thousands):

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004
Costs and Expenses
Cost of goods sold	$335	$—	$—
Research and development	925	49	76
Sales and marketing	1,857	103	160
General and administrative	1,702	28	44
Total stock-based compensation expense	$4,819	$180	$280

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There was no capitalized stock-based employee compensation cost as of September 30, 2006 and there was no recognized tax benefits during the fiscal year ended September 30, 2006.

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

The fair value of options granted in the fiscal years ended September 30, 2006, 2005, and 2004 reported above has been estimated as of the date of the grant using a Black-Scholes single and multiple options pricing model, respectively, with the following assumptions:

	Employee Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life from grant date (in years)	3.6 - 10.0	4.0	3.1	0.5 - 2.0	0.5	0.5
Risk-free interest rate	4.3 - 5.1%	3.5%	2.6%	3.8 - 5.0%	3.2%	1.6%
Volatility	0.6 - 0.8	0.8	0.8	0.4 - 0.6	0.5	0.5
Dividend yield	None	None	None	None	None	None

Advertising Costs.   The Company expenses advertising costs as they are incurred. The Company recorded advertising expense of approximately $2.8 million, $2.1 million and $1.1 million in fiscal years 2006, 2005, and 2004, respectively.

Computation of Earnings (loss) per Share.   Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 5 to Consolidated Financial Statements for more information.

New Accounting Pronouncements.   In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. SFAS 158 is effective for publicly-held companies as of the end of the fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact of adopting SFAS 158 but does not expect that it will have a material effect on its consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.

Note 3.   Property and Equipment, Net

Property and equipment consisted of the following (in thousands except useful life):

		September 30,
	Useful Life	2006	2005
Computer Hardware and Software	3	$8,226	$21,000
Telephone System	5	655	799
Furniture and fixtures	5	2,387	2,368
Construction in Progress		72	58
Leasehold improvements		2,286	2,147
Subtotal		13,626	26,372
Less: accumulated depreciation		(9,379)	(21,822)
Property and equipment, net		$4,247	$4,550

Depreciation expense related to property and equipment and amortization of leasehold improvements totaled $2.5 million, $3.1 million, and $3.9 million for fiscal years 2006, 2005, and 2004, respectively.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.   Other Current Assets, Other Assets, Other Accrued Liabilities—Current and Other Liabilities—Noncurrent

The following table provides details of other current assets (in thousands):

	September 30,
	2006	2005
Other current assets:
Prepaid rent	$368	$335
Prepaid insurance	262	377
Prepaid taxes	1,880	1,472
Tax refunds receivable	184	—
VAT receivable	237	351
Other current assets	1,121	1,915
Total other current assets	$4,052	$4,450

The following table provides details of other assets (in thousands):

	September 30,
	2006	2005
Other assets
Deposits and other	$1,684	$2,142
Deferred tax	410	1,261
Total other assets	$2,094	$3,403

The following table provides details of other accrued liabilities-current (in thousands):

	September 30,
	2006	2005
Other accrued liabilities:
Royalties and commissions	$469	$736
Accounting and legal fees	1,657	1,343
Co-op advertising	364	738
Other accrued expenses	1,115	923
Total other accrued liabilities	$3,605	$3,740

The following table provides details of other liabilities-noncurrent (in thousands):

	September 30,
	2006	2005
Other non-current accrued liabilities
Accrued Rent	$673	$647
Retirement Reserve	2,348	2,199
Other Liabilities	364	94
Total Other non-current accrued liabilities	$3,385	$2,940

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.   Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Years Ended September 30,
	2006	2005	2004
Net Income (loss)	$(43,969)	$277	$449
Weighted average common shares outstanding	25,220	24,815	24,444
Effect of dilutive securities (using the treasury stock method):
Stock options	—	806	355
Total dilutive securities	—	806	355
Weighted average diluted common and equivalent shares outstanding	25,220	25,621	24,799
Earnings (loss) per share:
Basic Net income (loss)	$(1.74)	$0.01	$0.02
Diluted Net income (loss)	$(1.74)	$0.01	$0.02

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method.

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Stock options with exercise prices greater than the average market price for the Company’s common stock are excluded from the calculation of diluted income or loss per share because their effect is anti-dilutive. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded. The anti-dilutive weighted shares for fiscal years 2006, 2005, and 2004 amounted to approximately 5,800,000, 3,305,000 and 3,656,000 shares respectively.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.        Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through September 30, 2006 (in thousands):

	Severance and Benefits Fiscal Year 2003 Plans	Facilities Exit Costs Fiscal 2003 Plans	Severance and Benefits Fiscal Year 2006 Plans	Facilities Exit Costs Fiscal Year 2006 Plans	Total
Balance of accrual at September 30, 2003	$1,327	$3,272	—	—	$4,599
Cash payments	(1,127)	(1,232)	—	—	(2,359)
True up adjustments	(200)	144	—	—	(56)
Balance of accrual at September 30, 2004	—	2,184	—	—	2,184
Cash payments	—	(546)	—	—	(546)
True up adjustments	—	41	—	—	41
Balance of accrual at September 30, 2005	—	1,679	—	—	1,679
Provision in fiscal year 2006 plans	—	—	$4,028	$166	4,194
Cash payments	—	(414)	(1,328)	(120)	(1,862)
True up adjustments	—	475	(32)	(1)	442
Balance of accrual at September 30, 2006	$—	$1,740	$2,668	$45	$4,453

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and better aligning its expense levels with the current revenue plan.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included in the Company’s results of operations. Through September 30, 2006, the Company had paid approximately $1.4 million of these restructuring costs associated with these two restructuring programs. See Note 13 to the Consolidated Financial Statements for information relating to an additional restructuring plan announced in the first quarter of fiscal year 2007 and additional restructuring charges expected in fiscal year 2007 with respect to the 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. Actual payments for employee termination benefits were lower than the original provision as of September 30, 2003. As a result, $0.1 million of excess accrual was reversed in the fourth quarter of fiscal year 2003. In addition, the Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal year 2003, the second quarter of fiscal year 2004, and the third quarter of fiscal year 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal year 2004, the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. In the fourth quarter of fiscal year 2006, the Company increased the restructuring liability related to the Irvine, California facility by $0.5 million, to reflect increased estimated building operating expenses. The estimated unpaid portion of $1.7 million for facilities exit expenses are included under the captions “Accrued restructuring charges—current” and “Accrued restructuring charges—noncurrent” in the Consolidated Balance Sheets.

Note 7.        Income Taxes

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Current:
Federal	$—	$104	$(2,019)
State	18	(186)	3
Foreign	2,792	11,531	4,597
Total Current	2,810	11,449	2,581
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	844	(1,865)	227
Total Deferred	844	(1,865)	227
Income Tax (benefit) from continuing operations	$3,654	$9,584	$2,808

U.S. and foreign components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
U.S.	$(21,991)	$5,654	$2,229
Foreign	(18,324)	4,207	1,028
	$(40,315)	$9,861	$3,257

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the United States federal statutory rate to the Company’s income tax expense from continuing operations is as follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Tax at U.S. federal statutory rate	$(14,110)	$3,451	$1,140
State Taxes, net of federal tax benefit	18	(186)	3
Deferred compensation	—	—	—
Foreign taxes	3,636	8,448	1,594
Valuation allowance	14,110	(2,292)	—
Other	—	163	71
Income tax expense (benefit) from continuing operations	$3,654	$9,584	$2,808

The following table shows the composition of net deferred tax assets (in thousands):

	Years Ended September 30,
	2006	2005	2004
Deferred tax assets:
Foreign tax credits	$10,882	$16,134	$16,517
Research and development tax credits	10,131	9,580	10,489
Minimum tax credit carryforward	1,213	1,149	1,149
Miscellaneous reserves and accruals	3,678	4,264	2,850
Depreciation and Amortization	4,702	4,416	601
State tax credit (net of federal benefit)	1,871	1,685	—
Intangible assets	—	—	3,514
Unrealized foreign exchange loss	153	—	1,219
Net operating loss	10,525	—	—
Total	43,155	37,228	36,339
Less valuation allowance	(42,691)	(35,882)	(20,965)
Net deferred tax assets	464	1,346	15,374
Deferred tax liabilities:
Unremitted foreign earnings	—	(85)	(15,775)
Foreign deferred liabilities	(36)	—	—
Miscellaneous Other	(10)	—	—
Total deferred tax liabilities	(46)	(85)	(15,775)
Net deferred tax assets	$418	$1,261	$(401)

For fiscal year 2006, the Company believes a valuation allowance of $42.7 million is required against its U.S. federal and state deferred tax assets under SFAS 109. The valuation allowance increased by approximately $6.8 million from that in fiscal year 2005, which in turn reflected a $14.9 million increase from fiscal year 2004.

The Company is representing that it is permanently reinvesting the historic earnings of certain foreign subsidiaries. Those foreign subsidiaries that are permanently reinvested are ones which if liquidated would give rise to a material amount of U.S. or foreign tax upon liquidation. The amount of foreign earnings permanently reinvested is approximately $13.0 million as of September 30, 2006, and accordingly no

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. federal tax has been provided on these earnings. Upon distribution of these earnings in the form of dividends or liquidation of one or more of the Company’s foreign subsidiaries, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $3.1 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

As of September 30, 2006, the Company had federal net operating loss carry forwards of $10.5 million, research and development credits of $10.1 million, foreign tax credit carry forwards of $10.9 million and state research and development tax credits of $1.9 million available to offset future taxable income. The Company’s carry forwards will expire over the periods 2007 through 2023 if not utilized.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. As a result of ownership changes which may have occurred in past fiscal years, the Company’s net operating losses and carry forwards may be subject to these limitations. The Company has not made a determination of net operating losses and carry forwards available after these limitations. Accordingly, some of the deferred tax assets may not be available.

During the year ended September 30, 2005, the Company recorded a transfer pricing exposure for which the Company continues to record a liability. The exposure was first brought to the Company’s attention when it received a notice from the Taiwan Tax Authorities intending to assess a $0.7 million deficiency for the fiscal year ended 2000. The Company has reviewed the pending assessment and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $7.6 million exists, which as of September 30, 2006 has been fully reserved.

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

Note 8.   Segment Reporting

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by product sectors, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its product sectors and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Years ended September 30,
	2006	2005	2004
North America	$6,384	$24,852	$16,342
Japan	18,302	21,803	29,034
Taiwan	28,556	36,608	31,044
Other Asian Countries	5,089	8,233	4,294
Europe	2,164	8,040	6,036
Total	$60,495	$99,536	$86,750

The following table represents revenue by sector for fiscal years 2006, 2005 and 2004 (in thousands, except for percentages):

	Years ended September 30,			% of Revenues
	2006	2005	2004	2006	2005	2004
PC/Server Core System Software	$40,016	$64,492	$62,100	66.1%	64.8%	71.6%
PC/Server Applications	9,683	19,165	8,283	16.0%	19.3%	9.5%
Non PC Core System Software and Applications	10,796	15,879	16,367	17.9%	15.9%	18.9%
Total	$60,495	$99,536	$86,750	100.0%	100.0%	100.0%

From time to time, the Company enters into OEM contracts under which it receives undifferentiated license fees that cover both PC/Server Core System Software and PC/Server Applications. In order to allocate the undifferentiated license fees between Core System Software and Applications, the Company estimates the percentage of the undifferentiated license fee that would have applied to each product had the contract differentiated between the license fee for PC/Server Core System Software and the license fee for PC/Server Applications for purposes of discussing revenue categories. This allocation has no impact on the timing or amount of total revenue recognition in any period. The Company’s estimation methodology involves examining various factors, such as the average sale prices for CSS products and for software applications products in a broad range of large transactions, the time period over which the average selling prices are calculated and the specific products involved. This estimation methodology requires significant management judgment. As new transactions occur, the Company anticipates that its estimation methodology will continue to reflect management’s current assessment of factors that it deems relevant to making an appropriate estimate.

Two customers accounted for 12% and 10% of the Company’s total revenues in fiscal year 2006. Two customers accounted for 15% and 12% of the Company’s total revenues in fiscal year 2005. One customer accounted for 11% of the Company’s total revenues in fiscal year 2004. No other customer accounted for more than 10% of total revenues in fiscal years 2006, 2005, or 2004.

Note 9.   Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations of $16.8 million and include a net lease commitment for the Irvine location of $1.7 million,

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after sublease income of $1.7 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. See Note 6 for further information on the Company’s restructuring plans. Total rent expense was $4.1 million, $4.1 million, and $4.3 million in fiscal years 2006, 2005, and 2004, respectively.

On September 30, 2006, future minimum operating lease payments required were as follows (in thousands):

Fiscal years ending September 30,
2007	3,959
2008	3,474
2009	2,993
2010	1,977
2011	1,503
Thereafter	2,913
Total minimum lease payments	$16,819

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100.   On January 4, 2006, Digital Development Corp., a Arizona corporation (“DDC”) filed a patent infringement action against the Company in the Federal District Court of New Jersey, alleging that certain of the Company’s products infringe two U.S. patents (U.S. Patent Nos. 4,975,950 and 5,121,345) owned by DDC. As of the date of this disclosure, the Company has not been served with a complaint in this case and no deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that risk of loss in this case is remote.

Jablon v. Phoenix Technologies Ltd.   On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provision of a Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provision of the Agreement. The earn-out provision of the Agreement provides that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of various security-related products by the Company. The dispute relates to the calculation of achievement of such milestones. As of the date of this disclosure, the Company has not been formally served with the demand for arbitration in this case and no deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes are possible.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition of Integrity Sciences in February 2001 included an earn-out agreement over a five-year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria are met. There is no minimum payment requirement in the earn-out agreement. No payments were earned through September 30, 2002 and 2003. For each year between fiscal year 2004 and fiscal year 2006, the Company paid $0.5 million, for a total of $1.5 million, in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill.

Note 10.   Stock Repurchase Program

Stock Repurchase Program.   In October 2005, the Board of Directors has authorized the Company to repurchase up to $15 million of its common stock. In accordance with its terms, the authorization for this repurchase plan expired on October 10, 2006. During fiscal year 2006, the Company repurchased 217,692 shares at a cost of $1.2 million.

Note 11.   Stock Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Purchase Plan are newly created shares of common stock. Under the Company’s stock option plans and Purchase Plan, as of September 30, 2006 restricted share awards and option grants for 7,385,285 shares of common stock are outstanding from prior awards and 1,565,577 are available for future awards.

1999 Stock Plan

In November 1998, the Board of Directors of the Company adopted the 1999 Stock Plan (the “Plan”), which was approved by stockholders in January 1999. In February 2000, February 2001, April 2002, and February 2005, the stockholders approved amendments to the Plan to increase the number of shares reserved. Under the 1999 Plan, at September 30, 2006, 5,600,000 shares had been authorized by the Board of Directors and approved by the stockholders with 3,160,393 shares of common stock outstanding from prior awards and 1,064,136 available for future awards.

The Plan is administered by a Committee appointed by the Board of Directors, and authorizes the issuance of stock-based awards including incentive stock options, non-statutory stock options and stock awards to officers, other key employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the Committee determines the prices of all other stock awards. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Focal stock option grants vest at a rate of 6.25% quarterly over a period of 48 months. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or his or her relationship with the Company. Vested options granted under the 1999 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

Director Option Plan

In November 1999, the Board of Directors adopted the 1999 Director Option Plan (the “Director Plan”), which was approved by the Company’s stockholders in February 2000. In February 2001, February 2002, February 2003, and February 2005, the stockholders approved amendments to the Director Plan to increase the number of shares reserved under the Director Plan. Under the Director Option Plan, at September 30, 2006, 680,000 shares had been authorized by the Board of Directors and approved by the stockholders with 529,000 shares of common stock outstanding from prior awards and 151,000 available for future awards.

The Compensation Committee of the Board of Directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director will automatically receive a non-statutory stock option to purchase 15,000 shares of common stock each year on the anniversary date of which each non-employee director became a director. All stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire ten years from the date of grant and are fully vested on the date of grant. Vested options granted under the Director Plan generally may be exercised for six-months after termination of the director’s service to the Company, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to the Company’s capital structure.

1997 Nonstatutory Plan

The Company’s Board of Directors adopted the 1997 Nonstatutory Plan (the “1997 NQ Plan”) in July 1997. The 1997 NQ Plan authorizes the issuance of 1,317,576 shares of non-qualified stock options to non-officer employees and consultants. As of September 30, 2006, 691,733 shares of common stock are outstanding from prior awards and 246,414 shares are available for future awards.

The Compensation Committee of the Board of Directors administers the 1997 NQ Plan. Stock options are granted at an exercise price of not less than the fair market value on the date of grant and expire ten years from the date of the grant unless expiration occurs earlier in connection with termination of employment. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Focal stock option grants vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under the 1997 NQ Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12-months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the stockholders in November of 2001, and was amended and restated by the Board of Directors in November 2005 and approved by the stockholders in March 2006 at the annual meeting of stockholders. At September 30, 2006, 1,250,000 shares had been authorized by the Board of Directors and approved by the stockholders for purchase under the Employee Stock Purchase Plan, with 829,635 shares of common stock already purchased by employees and 420,365 shares available for future issuances.

The Compensation Committee of the Board of Directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide employees who participate in the Purchase Plan with an opportunity to purchase the Company’s common stock through payroll deductions. Under this Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the first day of the offering period or (b) the applicable purchase date within such offering period. A 24-month offering period commences every six months, generally on the first business day of June and December of each year. The offering period is divided into four six-month purchase periods. In the event that the fair market value of the Company’s our common stock is lower on the first day of a subsequent six month purchase period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to twenty percent of each employee’s eligible compensation and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to the Company’s capital structure. Directors are not allowed to participate under the Purchase Plan.

Employees purchased 263,132 shares of the Company’s common stock through the Company’s Purchase Plan in fiscal year 2006. Purchases through the Purchase Plan in fiscal years 2005 and 2004 were 142,267 and 225,021, respectively.

Other Stock-Based Plans

The Company has two stock based compensation plans available from which no additional options are currently being granted—the 1996 Equity Incentive Plan (the “1996 Plan”) and the 1998 Stock Plan (the “1998 Plan”). Under the 1996 and 1998 plans, at September 30, 2006, 800,000 and 780,000 shares respectively had been authorized by the Board of Directors and approved by the stockholders. Under the 1996 plan as of September 30, 2006, 510,309 shares were outstanding and 63,132 shares were available for future awards. Under the 1998 plan as of September 30, 2006, 483,266 shares are outstanding and 40,895 shares are available for future awards.

Both plans allow for the issuance of incentive and non-statutory stock options, as well as restricted stock to employees, directors and consultants of the Company. Only employees may receive an incentive stock option. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or their relationship with the Company. Non-statutory stock options granted from the 1996 Plan may not be granted at less than 85% of the closing fair market value on the date of grant and incentive options at less than the closing fair market value on date of grant. Options granted from the 1998 Plan have an exercise price equal to 100% of the closing fair market value on the date of grant. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quarterly over a 36 month period. Focal stock option grants generally vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under 1996 Plan and 1998 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

The following table sets forth the option activity under the Company’s stock option plans for fiscal years 2006, 2005, and 2004 (in thousands, except per-share amounts):

	Options Activity
			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Life	Value (in thousands)
Balance as of September 30, 2003	5,073	$9.95	7.12	$1,786
Options granted	1,918	$6.00
Options exercised	(30)	$5.98		$50
Options canceled	(1,166)	$9.85
Balance as of September 30, 2004	5,795	$8.70	7.04	$599
Options granted	2,135	$7.58
Options exercised	(309)	$6.10		$758
Options canceled	(1,025)	$7.82
Balance as of September 30, 2005	6,596	$8.60	6.90	$5,173
Options granted	3,194	$5.25
Options exercised	(363)	$5.22		$529
Options canceled	(2,042)	$7.75
Balance as of September 30, 2006	7,385	$7.56	7.23	$34
Exercisable at September 30, 2006	3,790	$9.40	5.15	$30

On September 30, 2006, 2005, and 2004, the number of shares available for grant under all stock option plans were approximately 1,566,000, 1,750,000, and 1,759,000, respectively.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for fiscal years 2006, 2005 and 2004 are $4.96, $5.33, and $4.19, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for fiscal years 2006, 2005, and 2004 are $2.46, $2.30, and $2.35, respectively. The total intrinsic value of options exercised for fiscal years 2006, 2005, and 2004 is $0.5 million, $0.8 million, and nil, respectively.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2006 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	Of	Contractual Life	Exercise	of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$0.01 - $4.50	853	8.99	$4.40	229	$4.29
$4.55 - $4.89	629	9.68	4.85	24	4.59
$4.94 - $5.05	920	9.89	5.05	18	5.01
$5.06 - $5.83	906	8.00	5.57	423	5.51
$5.90 - $6.76	788	7.14	6.25	436	6.29
$6.78 - $8.09	916	7.91	7.52	459	7.52
$8.11 - $9.95	755	5.96	9.04	583	9.01
$10.00 - $11.00	768	3.36	10.80	768	10.80
$11.13 - $17.38	795	3.92	14.24	795	14.24
$17.81 - $21.13	55	3.56	19.28	55	19.28
$0.01 - $21.13	7,385	7.23	$7.56	3,790	$9.40

The fair value of options granted in fiscal years 2006, 2005, and 2004 reported above has been estimated as of the date of the grant using a Black-Scholes multiple options pricing model with the following assumptions for the years ended September 30, 2006, 2005, and 2004:

	Employee Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Expected life from grant date (in years)	3.6 - 10.0	4.0	3.1	0.5 - 2.0	0.5	0.5
Risk-free interest rate	4.3 - 5.1%	3.5%	2.6%	3.8 - 5.0%	3.2%	1.6%
Volatility	0.6 - 0.8	0.8	0.8	0.4 - 0.6	0.5	0.5
Dividend yield	None	None	None	None	None	None

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock activity for the fiscal years 2006, 2005, and 2004 is as follows (in thousands, except per-share amounts):

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested stock at September 30, 2003	40	$5.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock at September 30, 2004	40	$5.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested stock at September 30, 2005	40	5.38
Granted	441	4.96
Vested	—	—
Forfeited	(30)	5.38
Nonvested stock at September 30, 2006	451	$4.97

As of September 30, 2006, $2.1 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.8 years.

Note 12.   Retirement Plans

Employee 401(k) Plan.   The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal years 2006, 2005, and 2004 were $0.5 million, $0.5 million, and $0.4 million, respectively.

Non-U.S. Benefits Plans.   The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. At September 30, 2006 and 2005 the Company had accrued $2.3 million and $2.2 million, respectively, for all such liabilities.

Note 13.   Subsequent Event

During the first quarter of fiscal year 2007, the Company announced an additional restructuring plan and expects to record a restructuring charge of approximately $1.8 million related to the reduction in force of 62 positions, primarily related to employees in the U.S. and Japan. In addition, the Company expects to incur an additional restructuring charge under the fourth quarter 2006 plan of approximately $0.3 million during the first quarter of fiscal year 2007 relating to the closure of the Zaltbommel, Netherlands office.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.

VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE YEARS ENDED SEPTEMBER 30, 2006

(in thousands)

	Balance at Beginning of				Balance at
Year Ended	Year	Provisions	Deductions(1)	Other	End of Year
SALES ALLOWANCES AND DOUBTFUL ACCOUNTS
September 30, 2006	$681	$480	$(698)	$—	$463
September 30, 2005	$1,569	$473	$(1,361)	$—	$681
September 30, 2004	$1,496	$139	$(66)	$—	$1,569

(1)          Deductions primarily represent the write-off of uncollectible accounts receivable, recoveries of previously reserved amounts, and the reduction of sales allowances.

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

4.1	Phoenix Preferred Share Purchase Rights Plan dated October 28, 1999 (incorporated herein by reference to Exhibit 1 to Form 8-A filed with the SEC on October 28, 1999).
10.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for the fiscal year ended September 30, 1995).
10.2*

1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).

10.3*	1997 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).
10.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).
10.5*	1999 Director Option Plan (incorporated herein by reference to Appendix A to Phoenix’s Definitive Proxy Statement on Schedule 14A filed January 11, 2005).
10.5.1*	Form of Stock Option Agreement for 1999 Director Option Plan (incorporated herein by reference to Exhibit 10.6.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10.6*	1999 Stock Plan (incorporated herein by reference to Appendix B to Phoenix’s Definitive Proxy Statement on Schedule 14A filed January 11, 2005).
10.6.1*	Form of Stock Option Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.7.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10.6.2*	Form of Restricted Stock Purchase Agreement for 1999 Stock Plan.
10.7*	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated March 6, 2006).

10.8

Standard Industrial Lease—Full Net between WB Murphy Ranch, L.L.C. and Phoenix, dated as of May 16, 2003 (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report of Form 10-K for the year ended September 30, 2003).

10.9*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, between Phoenix and David L. Gibbs.
10.10*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, between Phoenix and Scott C. Taylor.
10.11*	Severance and Change of Control Agreement originally dated February 17, 2006, as amended and restated effective July 25, 2006, between Phoenix and Kort van Bronkhorst(1).
10.12*	Severance and Change of Control Agreement originally dated April 28, 2006, as amended and restated effective July 25, 2006, between Phoenix and David Eichler(2).
10.13*

Restricted Stock Purchase Agreement, dated as of August 18, 2006, between Phoenix and David Eichler (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated August 18, 2006)(2).

10.14*	Severance and Change of Control Agreement originally dated June 28, 2006, as amended and restated effective July 25, 2006, between Phoenix and Ira Scharfglass(3).
10.15*	Offer Letter dated September 6, 2006 between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.16*	Stock Option Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.17*

Restricted Stock Purchase Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Report on Form 8-K dated September 6, 2006).

10.18*

Severance and Change of Control Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Report on Form 8-K dated September 6, 2006).

10.19*

Severance and Change of Control Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 8-K dated November 1, 2006).

10.20*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated November 1, 2006).
10.21*	Severance and Change of Control Agreement between Phoenix and Guarav Banga dated October 9, 2006.
10.22*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Report on Form 8-K dated September 6, 2006).
14.1	Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Phoenix’s Report on Form 10K for the year ended September 30, 2003).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*       Management contract or compensatory plan or arrangement.

(1)   Mr. van Bronkhorst’s employment with the Company terminated as of October 20, 2006.

(2)   Mr. Eichler’s employment with the Company terminated as of December 15, 2006.

(3)   Mr. Scharfglass’s employment with the Company terminated as of December 1, 2006.