Form 10-Q
period 2006-12-31
PHOENIX TECHNOLOGIES LTD
filed 2007-02-07
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of January 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 25, 652,196.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	25,126	34,743
Marketable Securities	25,485	25,588
Accounts receivable, net of allowances	5,924	8,434
Prepaid royalties and maintenance	68	111
Other current assets	4,038	4,052

Total current assets	60,641	72,928
Property and equipment, net	3,714	4,247
Purchased Technology and Intangible assets, net	1,166	1,458
Goodwill	14,433	14,433
Other assets	2,018	2,094

Total assets	$81,972	$95,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,471	$3,072
Accrued compensation and related liabilities	3,151	3,844
Deferred revenue	5,152	7,584
Income taxes payable	9,114	9,041
Accrued restructuring charges — current	2,448	3,287
Other accrued liabilities	2,522	3,605

Total current liabilities	23,858	30,433
Accrued restructuring charges — noncurrent	941	1,166
Other liabilities	3,324	3,385

Total liabilities	28,123	34,984
Stockholders’ equity:
Preferred stock	—	—
Common stock	34	34
Additional paid-in capital	193,234	191,519
Retained earnings	(46,910)	(38,899)
Accumulated other comprehensive loss	(831)	(800)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	53,849	60,176

Total liabilities and stockholders’ equity	$81,972	$95,160

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
License fees	$7,924	$18,072
Services fees	1,800	517

Total revenues	9,724	18,589
Cost of revenues:
License fees	265	1,321
Services fees	1,997	2,457
Amortization of purchased technology	292	838

Total cost of revenues	2,554	4,616
Gross Margin	7,170	13,973
Operating expenses:
Research and development	4,546	5,832
Sales and marketing	4,140	9,624
General and administrative	4,228	5,494
Amortization of acquired intangible assets	—	18
Restructuring	2,211	—

Total operating expenses	15,125	20,968

Income (loss) from operations	(7,955)	(6,995)
Interest and other income, net	573	555

Income (loss) before income taxes	(7,382)	(6,440)
Income tax expense	629	1,483

Net income (loss)	$(8,011)	$(7,923)

Earnings (loss) per share:
Basic and Diluted	$(0.31)	$(0.32)
Shares used in Earnings (loss) per share calculation:
Basic and Diluted	25,474	25,014

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(8,011)	$(7,923)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	885	1,539
Stock-based compensation	1,151	1,405
Loss from disposal of fixed assets	28	(2)
Change in operating assets and liabilities:
Accounts receivable	2,492	(3,564)
Prepaid royalties and maintenance	43	569
Other assets	89	850
Accounts payable	(1,614)	(156)
Accrued compensation and related liabilities	(801)	(28)
Deferred Revenue	(2,449)	5,637
Income taxes	72	731
Accrued Restructuring charges	(1,070)	(71)
Other accruals	(1,049)	(539)

Net cash provided by (used in) operating activities	(10,234)	(1,552)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	48,128	88,512
Purchases of marketable securities	(48,025)	(77,100)
Purchases of property and equipment	(87)	(738)

Net cash provided by (used in) investing activities	16	10,674

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	565	1,026
Repurchase of common stock	—	(993)

Net cash provided by financing activities	565	33

Effect of changes in exchange rates	36	(44)

Net increase (decrease) in cash and cash equivalents	(9,617)	9,111
Cash and cash equivalents at beginning of period	34,743	27,805

Cash and cash equivalents at end of period	$25,126	$36,916

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2006 was derived from the audited financial statements except for the reclassifications noted below, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of December 31, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications.  The statement of cash flows for the three months ended in December 31, 2005 has been adjusted due to the reclassification of certain amounts from cash and cash equivalents to marketable securities to conform to the presentation as of December 31, 2006. As of September 30, 2005 and December 31, 2005, reclassifications from cash equivalents to marketable securities totaled $9.1 million and $8.1 million, respectively. These reclassifications had no impact on the Company’s total assets, total liabilities, or income (loss) from operations or net income (loss) for the three months ended December 31, 2006 or 2005.

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

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to its estimates relating to: a) allowance for uncollectible accounts receivable and sales allowances; b) accruals for royalty revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances; and e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.

Revenue Recognition.  The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified upgrades on a “when-and-if available” basis) and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of fair value of one or more undelivered elements

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements that include rights to unspecified future products is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Royalty revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly royalty reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate royalty revenues, including by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

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

During fiscal year 2005 and fiscal year 2006, the Company had increasingly relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront provided all other revenue recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

Revenues for non recurring engineering services are generally on a time and materials basis and are recognized as the services are performed. Software maintenance revenues are recognized ratably over the maintenance period, which is typically one year. Training and other service revenues are recognized as services are performed. Amounts billed in advance for licenses and services that are in excess of revenues recognized are recorded as deferred revenues.

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

Stock-Based Compensation.  Prior to October 1, 2005, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under its employee stock purchase plan.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under the fair value recognition provisions of SFAS 123®, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expenses over the requisite service period of the award.

Effective October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the fiscal year ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three month periods ended December 31, 2006 and 2005(in thousands):

	Three Months Ended December 31,
	2006	2005

Costs and Expenses
Cost of goods sold	$41	$97
Research and development	255	253
Sales and marketing	309	521
General and administrative	530	534

Total stock-based compensation expense	$1,135	$1,405

There was no capitalized stock-based employee compensation cost as of December 31, 2006. There was no recognized tax benefit during the quarter ended December 31, 2006.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers, and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The fair value of options granted in the three month period ended December 31, 2006 and 2005 reported above has been estimated as of the date of the grant using a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended December 31,		Three Months Ended December 31,
	2006	2005	2006	2005

Expected life from grant date (in years)	3.2 - 10.0	4.0 - 10.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.8 - 5.0%	4.3%	5.0 - 5.1%	4.3% - 4.4%
Volatility	0.6 - 0.7	0.7 - 0.8	0.6 - 0.7	0.5 - 0.6
Dividend yield	None	None	None	None

Computation of Earnings (loss) per Share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 6 to the condensed consolidated financial statements for more information.

New Accounting Pronouncements.  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Adoption of SAB 108 has had no material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statement issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether adoption of SFAS 157 will have an impact on its consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Note 2.	Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2006	2005

Net income (loss)	$(8,011)	$(7,923)
Other comprehensive income (loss)
Unrealized loss from short-term investments	(11)	3
Foreign currency translation adjustments	(20)	24

Comprehensive income (loss)	$(8,042)	$(7,896)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through December 31, 2006 (in thousands):

		Severance	Facilities	Severance
	Facilities	and Benefits	Exit Costs	and Benefits
	Exit Costs	Fiscal	Fiscal	Fiscal
	Fiscal 2003	Year 2006	Year 2006	Year 2007
	Plans	Plans	Plans	Plans	Total

Balance of accrual at September 30, 2003	$3,272	—	—	—	$3,272
Cash payments	(1,232)	—	—	—	(1,232)
True up adjustments	144	—	—	—	144

Balance of accrual at September 30, 2004	2,184	—	—	—	2,184
Cash payments	(546)	—	—	—	(546)
True up adjustments	41	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	4,194
Cash payments	(414)	(1,328)	(120)	—	(1,862)
True up adjustments	475	(32)	(1)	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$1,857	1,857
Cash payments	(208)	(2,040)	(335)	(729)	(3,312)
True up adjustments	(109)	124	376		391

Balance of accrual at December 31, 2006	$1,423	$752	$86	$1,128	$3,389

Fiscal Year 2007 Restructuring Plans

During the first quarter of fiscal year 2007, the Company announced a restructuring plan and recorded a restructuring charge of approximately $1.9 million related to the reduction in force of 58 positions, primarily related to employees in the U.S. and Japan. These restructuring costs were accounted for under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and are included in the Company’s results of operations. During the three months ended December 31, 2006, the Company had paid approximately $0.7 million of the costs associated with this restructuring program.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and which better align its expense levels with its revenue plan.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for under SFAS 146 and are included in the Company’s results of operations. During the three months ended December 31, 2006, the Company had paid approximately $2.4 million of the restructuring costs associated with these two restructuring programs.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. The Company increased the restructuring liability related to the Irvine, California facility by $1.7 million, $0.1 million, and $0.2 million in the fourth quarter of fiscal year 2003, the second quarter of fiscal year 2004, and the third quarter of fiscal year 2004, respectively, to reflect changes in the assumptions made previously for both the length of time the space would remain vacant and the sublease rate when the Company finds subtenants. In the fourth quarter of fiscal year 2004, the Company decreased the restructuring liability related to the Irvine, California facility by $0.2 million, to reflect sublease activity. In the fourth quarter of fiscal year 2006, the Company increased the restructuring liability related to the Irvine, California facility by $0.5 million, to reflect increased estimated building operating expenses. In the first quarter of fiscal year 2007, the Company decreased the restructuring liability related to the Irvine, California facility by $0.1 million, to reflect decreased building expenses. The estimated unpaid portion of $1.4 million for facilities exit expenses is included under the captions “Accrued restructuring charges — current” and “Accrued restructuring charges — noncurrent” in the condensed consolidated balance sheet.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Note 4.	Other Current Assets, Other Assets, Other Accrued Liabilities — Current and Other Liabilities — Noncurrent

The following table provides details of other current assets (in thousands):

	December 31,	September 30,
	2006	2006

Other current assets:
Prepaid rent	$294	$368
Prepaid insurance	243	262
Prepaid taxes	1,914	1,880
Tax refunds receivable	186	184
VAT receivable	136	237
Other current assets	1,265	1,121

Total other current assets	$4,038	$4,052

The following table provides details of other assets (in thousands):

	December 31,	September 30,
	2006	2006

Other assets
Deposits and Other	$1,613	$1,684
Deferred Tax	405	410

Total other assets	$2,018	$2,094

The following table provides details of other accrued liabilities-current (in thousands):

	December 31,	September 30,
	2006	2006

Other accrued liabilities:
Royalties and commissions	$432	$469
Accounting and legal fees	807	1,657
Co-op advertising	249	364
Other accrued expenses	1,034	1,115

Total other accrued liabilities	$2,522	$3,605

The following table provides details of other liabilities-noncurrent (in thousands):

	December 31,	September 30,
	2006	2006

Other non-current accrued liabilities Accrued Rent	$673	$673
Retirement Reserve	2,409	2,348
Other Liabilities	242	364

Total other non-current accrued liabilities	$3,324	$3,385

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Note 5.	Segment Reporting and Significant Customers

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three Months Ended December
	2006	2005

Revenues:
North America	$1,327	$2,298
Japan	1,350	5,518
Taiwan	6,291	9,524
Other Asian Countries	476	804
Europe	280	445

Total Revenues	$9,724	$18,589

For the three month period ended December 31, 2006, one customer accounted for 28% of total revenues. For the three month period ended December 31, 2005, three customers accounted for 16%, 13%, and 11%, respectively, of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

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

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

The following table presents the calculation of basic and diluted earnings (loss) per share required under SFAS No. 128, “Earnings per Share” (“SFAS 128”) (in thousands, except per share amounts):

	Three Months Ended December 31,
	2006	2005

Net income (loss)	$(8,011)	$(7,923)

Weighted average common shares outstanding	25,474	25,014
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—
Weighted average diluted common and equivalent shares

outstanding	25,474	25,014

Earnings (loss) per share:
Basic and Diluted	$(0.31)	$(0.32)

Due to the Company’s net loss for the three month periods ended December 31, 2006 and 2005, all ordinary share equivalents from stock options were excluded from the calculation of diluted earnings per share because including them would have had an anti-dilutive effect. The Company had outstanding options of approximately 6.4 million as of December 31, 2006 and 2005.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended December 31, 2006 were as follows (in thousands).

		Purchased	Prepaid
	Goodwill	Technology	Licenses

Net Balance, September 30, 2006	$14,433	$1,458	$111
Additions	—	—	—
Impairment/Write off	—	—	—
Amortization	—	(292)	(43)

Net Balance, December 31, 2006	$14,433	$1,166	$68

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), the Company had no impairment charge for the first quarter of fiscal year 2007.

The following table summarizes amortization of acquired intangible assets and purchased technology (in thousands):

	Three Months Ended December 31,
	2006	2005

Amortization of acquired intangible assets	$—	$18
Amortization of purchased technology	292	838

Total acquisition-related charges	$292	$856

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Amortization of acquired intangible assets and purchased technology are charged in cost of revenue on the statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

The following table summarizes the expected annual amortization expense of acquired intangible assets and purchased technology (in thousands):

Expected
Amortization
Expense

Remainder of 2007	$875
Fiscal year ending September 30,
2008	291
Thereafter	—

Total	$1,166

Purchased technology and intangible assets are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which for the one current remaining purchased technology has been 6 years.

Note 8.	Stock Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options, and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock option plans, as of December 31, 2006 restricted share awards and option grants for 6.4 million shares of common stock are outstanding from prior awards and 2.1 million are available for future awards.

Activity under the Company’s stock option plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
				(In thousands)

Outstanding at September 30, 2006	7,385,227	$7.56
Options granted	396,005	4.50
Options exercised	(3,826)	4.15		$2
Options canceled	(1,337,530)	7.19

Outstanding at December 31, 2006	6,439,876	7.45	6.99	$516

Exercisable at December 31, 2006	3,474,984	$9.32	4.97	$153

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the three months ended December 31, 2006 and 2005 are $4.36 and $3.97, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2006 and 2005 are $2.03 and $2.51, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2006 and 2005 are nil and $0.1 million, respectively.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

Nonvested restricted stock activity for the three month periods ended December 31, 2006 and 2005 is summarized as follows:

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
		Weighted Average		Weighted Average
	Non-Vested	Grant-Date Fair	Non-Vested	Grant-Date Fair
	Number of Shares	Value	Number of Shares	Value

Nonvested stock at September 30, 2006	451,000	$4.97	40,000	$5.38
Granted	75,000	$4.36	—	—
Vested	(5,000)	$5.38	—	—
Forfeited	(107,300)	$5.10	—	—

Nonvested stock at December 31, 2006	413,700	$4.82	40,000	$5.38

As of December 31, 2006, $1.8 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 3.7 years.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provision of a Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provision of the Agreement. The earn-out provision of the Agreement provides that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of various security-related products by the Company. The dispute relates to the calculation of achievement of such milestones. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. No deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes are possible.

PHOENIX TECHNOLOGIES LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(UNAUDITED)

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

Note 10.	Income Taxes

The Company recorded an income tax provision of $0.6 million for the three months ended December 31, 2006 as compared to an income tax provision of $1.5 million for the same period ended December 31, 2005. The income tax provision for the three months ended December 31, 2006 is comprised primarily of the recording of the taxes on foreign income and foreign withholding taxes primarily related to Taiwan, and a provision for U.S. state income taxes. The income tax provision for the three months of fiscal year 2005 is comprised primarily of taxes on foreign income and foreign withholding taxes primarily related to Taiwan, and a provision for U.S. state income taxes and U.S. federal alternative minimum taxes.

The income tax provision for the quarter was calculated based on the results of operations for the three months ended December 31, 2006, and does not reflect an annual effective rate. Since the Company can not consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective rate to apply to the operating income for the quarter.

The effective tax rate for the three months ended December 31, 2006 was (9%) compared with (23%) for the comparable period ended December 31, 2005. Although the Company has net losses for each of the three month periods ended December 31, 2006 and 2005, the Company still incurred tax obligations in certain jurisdictions during these periods. The change in the effective tax rate from the three month periods ended December 31, 2005 to the corresponding period in 2006 is primarily due to net decrease in the cost sharing accounts between the U.S. and Taiwan as well as the effect of an overall pretax loss during the three months ended December 31, 2006 in certain geographic jurisdictions that the Company operates in as contrasted with pretax income during the comparable period ended December 31, 2005.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of December 31, 2006, it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. There is a deferred tax asset amounting to $0.4 million at December 31, 2006 recorded for the activities in Japan and Korea for which no valuation allowance is necessary.

As of December 31, 2006, the Company continues to have a tax exposure related to transfer-pricing as a result of a notice received from the Taiwan Tax Authorities in the fourth quarter of fiscal year 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.5 million exists, which as of December 31, 2006 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment, however given the current political and economic climate within Taiwan; there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, plans to improve and enhance existing products, plans to develop and market new products, trends we anticipate in the industries and economies in which we operate, and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates” “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this document reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: whether and when we will be able to return to profitability and positive cash flow; our ability to transition from our historical reliance on paid-up licenses to volume purchase agreements and pay-as-you-go arrangements; our dependence on the timing of other industry participants’ release of technology; whether our restructurings in 2006 and the first quarter of 2007 prove to be successful in improving our efficiency of operations and whether further restructurings become necessary; whether our recent reductions in workforce will have a materially negative impact on employee morale or our ability to fulfill contractual obligations; the results of our current assessment of strategic alternatives for the Company; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to attract and retain key personnel; our ability to successfully integrate our new members of senior management; variations in demand for secure and available digital devices; the rate of adoption of new operating system and microprocessor design technology; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; the ability of our customers to successfully introduce and market new products that incorporate our products; risks associated with our acquisition strategy; results of litigation; failure to protect our intellectual property rights; changes in our effective tax rates; our ability to successfully sell into new markets where we do not have significant prior experience; changes in financial accounting standards and our cost of compliance; changes in our relationship with leading software and semiconductor companies; our dependence on key customers; product and price competition in our industry; risks associated with our international sales and other activities, including currency fluctuations, acts of war or global terrorism, and changes in laws and regulations relating to our employees in international locations; and the effects of software viruses, power shortages and unexpected natural disasters. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing in our Form 10-K for the fiscal year ended September 30, 2006.

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

The Company has developed and markets a family of software application products that restore a device’s data, enable device identification to a network, and provide “instant-on” access to certain frequently used applications. Although the true end-users of these applications products are enterprises, governments and service providers, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

Finally, the Company derives additional revenue from providing support services such as training, maintenance and engineering expertise to our software customers.

Thus Phoenix revenue arises from two sources:

1.	License revenue — revenue arising from an agreement which transfers Phoenix intellectual property rights to a third party. Primary license revenue sources include 1) Core System Software, system firmware development platforms, firmware agents and firmware runtime licenses, 2) software development kits and software development tools, 3) device driver software, 4) embedded operating system software and 5) embedded application software.

2.	Service revenue — revenue arising from an agreement and delivery of professional engineering services. Primary service revenue sources include software deployment, software support, software development and technical training.

Fiscal Year 2007 First Quarter Overview

The three month period ending December 31, 2006 reflects the first full quarter of the Company’s operations since the arrival of its new Chief Executive Officer, Woody Hobbs. Early in the quarter the Company also recruited a new Executive Vice President, Strategy and Corporate Development (who later assumed the position of Chief Financial Officer) and a new Chief Technology Officer. Thus the Company’s results for the quarter reflect the initial stages of implementation of new strategic and tactical plans developed under this new leadership team.

During the quarter, the Company implemented substantial changes to its business including significant changes to sales practices and pricing policies intended to stabilize the Company’s revenue from its core systems software business and to enhance gross margins, particularly in its service business. This was also the first full quarter to reflect the Company’s previous decisions to discontinue the marketing and sale of enterprise application software products, and to cease the use of fully paid-up licenses in its core systems software business.

During the quarter, the Company continued with implementation of substantial restructuring decisions made during the second half of fiscal year 2006 and also implemented a further restructuring intended to materially reduce operating expenses. The Company’s total workforce was reduced from 439 employees at September 30, 2006 to 354

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

employees just prior to the end of the quarter. The Company’s workforce reduction included an additional 20 employees whose employment with the Company ended on the final day of the quarter, leaving 334 employees as of January 1, 2007.

Overall total revenues for the three months ending December 31, 2006 decreased to $9.7 million (a 48% decrease) from $18.6 million in the same period of fiscal year 2006. The decrease in revenues was principally attributable to the effect of the Company having sold substantial proportions of its products through the use of fully paid-up licenses in prior periods. These fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license revenues upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, we began changing our licensing practices away from heavy reliance on paid-up licenses to volume purchase agreements for large customers and pay-as-you-go royalty-based arrangements with smaller customers, and in the fourth quarter of fiscal year 2006 we ceased all sales of paid-up licenses.

License revenues for the three months ended December 31, 2006 were $7.9 million, a decrease of 56% from revenues of $18.1 million in the first quarter of fiscal year 2006. This reduction was principally due to the prior use of paid-up licenses. Paid-up license revenues for the first quarter of fiscal year 2007 were zero as compared to $11.8 million of revenue from paid-up licenses for the first quarter of the prior year. Revenues from all other licenses (i.e., other than paid-up licenses) were $7.9 million in the period ended December 31, 2006, an increase of $1.6 million or 25% from $6.3 million of such revenues in the same quarter of the previous year.

As a percentage of total revenue, license revenue was 81% in the three months ended December 31, 2006 versus 97% for the same quarter of the previous fiscal year. This reduction was caused principally by the elimination of the use of paid-up licenses combined with increasing service revenue as discussed below.

Service revenue for the three months ending December 31, 2006 increased $1.3 million or 248% from $0.5 million in fiscal year 2006 to $1.8 million in fiscal year 2007. As a percentage of total revenue, service revenue was 19% in fiscal year 2007 versus 3% for fiscal year 2006. This significant improvement in service revenue is a result of increased rigor in the application of service pricing policies and significant increases in sales of revenue-producing engineering and support services contracts with our customers.

Gross margins declined slightly, from 75% of total revenues for the first three months ending December 31, 2005 to 74% of total revenues for same period of fiscal year 2007. Despite the significant reduction in overall revenue, margins were effectively maintained through significant reductions in the negative margins achieved on service revenues and other reductions in cost of goods, principally related to earlier write-downs of acquired intangible assets and purchased technology. The improvement in the margin on services resulted from the combination of improved sales practices and the reduction in service costs achieved through restructurings which were announced during the fourth quarter of fiscal year 2006.

Gross margins for the three months ended December 31, 2006 were $7.2 million, a 49% reduction from gross margins of $14.0 million in the first quarter of fiscal year 2006. This decline resulted from the reduction in revenue described above combined with the relative stability of overall gross margin percentages.

Operating expenses for the three months ended December 31, 20006 were $15.1 million, a reduction of 28% from $21.0 million for the same period in the prior year. This reduction was principally associated with restructuring initiatives announced during the second half of fiscal year 2006 and the further restructuring undertaken during the first quarter of fiscal year 2007.

The Company incurred a net loss of $8.0 million for the three months ending December 31, 2006, compared to a net loss of $7.9 million for the same period of fiscal year 2006. Despite the substantial revenue decline between the three month periods ending December 31, 2005 and December 31, 2006, net losses were at similar levels for the two

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periods principally as a result of the expense reductions described above combined with reductions in income taxes associated with the lowered revenue.

Critical Accounting Policies and Estimates

We believe there have been no significant changes during the three months ended December 31, 2006 to the items that we disclosed as our critical accounting polices and estimates in our management’s discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

				Percent of Consolidated
				Revenue
	2006	2005	% Change	2006	2005

Three months ended December 31:
Revenues	$9,724	$18,589	(48)%	100%	100%
Cost of revenues	2,554	4,616	(45)%	26%	25%

Gross Margin	7,170	13,973	(49)%	74%	75%
Research and development	4,546	5,832	(22)%	47%	31%
Sales and marketing	4,140	9,624	(57)%	43%	52%
General and administrative	4,228	5,494	(23)%	43%	30%
Amortization of acquired intangible assets	—	18	N/A	0%	0%
Restructuring	2,211	—	N/A	23%	0%

Total operating expenses	15,125	20,968	(28)%	156%	113%
Income (loss) from operations	$(7,955)	$(6,995)

Revenues

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues by geographic region for the three months ended December 31, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005

Three months ended December 31:
North America	$1,327	$2,298	(42)%	14%	12%
Japan	1,350	5,518	(76)%	14%	30%
Taiwan	6,291	9,524	(34)%	64%	52%
Other Asian countries	476	804	(41)%	5%	4%
Europe	280	445	(37)%	3%	2%

Total revenues	$9,724	$18,589	(48)%	100%	100%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal year 2007 decreased by $8.9 million or 48% compared with the same period in fiscal year 2006. Revenues for the first quarter of fiscal year 2007 from North America, Japan, Taiwan, Other Asian countries, and Europe all decreased over the same period for fiscal year 2006 by 42%, 76%, 34%, 41% and 37%, respectively. The relatively larger decrease in Japan is principally a result of a large paid-up license transaction in Japan recorded in the first quarter of fiscal year 2006.

Revenues for the three months ended December 31, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2006	2005	% Change	2006	2005

Three months ended December 31:
License Revenues
Fully Paid-up	$—	$11,755	N/A	0%	63%
Other	7,924	6,317	25%	81%	34%

	7,924	18,072	(56)%	81%	97%
Service Revenues	1,800	517	248%	19%	3%

Total Revenue	$9,724	$18,589	(48)%	100%	100%

License revenues for the first quarter of fiscal year 2007 were $7.9 million, a decrease of 56% from revenues of $18.1 million in the first quarter of fiscal year 2006. This reduction was principally due to the prior use of paid-up licenses. Paid-up license revenues for the first quarter of fiscal year 2007 were zero as compared to $11.8 million of revenue from paid-up licenses for the first quarter of fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $7.9 million in the first quarter of fiscal year 2007, an increase of $1.6 million or 25% from $6.3 million of such revenues in the same quarter of the previous year.

In the first quarter of fiscal year 2007, Phoenix executed several large VPA transactions with its customers with payment terms spread over a nine month period. Consistent with Phoenix’s policy, only fees due within 90 days are deemed to be fixed or determinable, therefore invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are considered extended payment terms and not fixed or determinable, therefore not invoiced and recorded by the Company. As of the end of the first quarter of fiscal 2007, the amount which has not been recorded by the Company was approximately $16.7 million. The Company expects to invoice and recognize this $16.7 million as revenue over the next nine months. However, uncertainties such as lower customer burn rate may delay the recognition of revenue and invoicing of the $16.7 million beyond the originally scheduled 9 months.

As a percentage of total revenue, license revenue was 81% for the three months ended December 31, 2006 versus 97% for the same quarter of the previous fiscal year. This reduction was caused principally by the elimination of the use of paid-up licenses combined with increasing service revenue, as discussed below.

Service revenue for the three months ending December 31 increased $1.3 million or 248% from $0.5 million in fiscal year 2006 to $1.8 million in fiscal year 2007. As a percentage of total revenue, service revenue was 19% in fiscal year 2007 versus 3% for fiscal year 2006. This significant improvement in service revenue is a result of increased rigor in the application of service pricing policies and significant increases in sales of revenue producing engineering and support services contracts with our customers.

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

Cost of revenues decreased by 45% from $4.6 million in the first quarter of fiscal year 2006 to $2.6 million in the first quarter of fiscal year 2007, principally as a result of the similar percentage reduction in revenue. Costs of revenues associated with license revenue declined by 80%, from $1.3 million to $0.3 million. This decline exceeded the decline in license revenue principally because of the Company’s withdrawal from sale of enterprise software products which included purchased software components and high fulfillment costs. Costs of revenue associated with service revenue declined by 19% from $2.5 million to $2.0 million despite substantial growth in service revenue. The reduction was principally a result of the Company’s restructuring initiatives which eliminated certain service related costs. Amortization of purchased technology was reduced from $0.8 million to $0.3 million principally as a result of earlier write-offs.

Gross margins declined slightly, from 75% of total revenues for the first three months ending December 31, 2005 to 74% of total revenues for same period of fiscal year 2007. Despite the significant reduction in overall revenue, margins were effectively maintained through significant reductions in the negative margins achieved on service revenues and other reductions in cost of goods, as described above. The improvement in the margin on services resulted from the combination of improved sales practices and the reduction in service costs achieved through restructurings which were announced during the fourth quarter of fiscal year 2006.

Gross margins for the three months ended December 31, 2006 were $7.2 million, a 49% reduction from gross margins of $14.0 million in the first quarter of fiscal year 2006. This decline resulted from the reduction in revenue described above combined with the relative stability of overall gross margins.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs as well as depreciation of capital equipment.

Research and development expenses were $4.5 million and $5.8 million for the three months ended December 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represent 47% and 31%, respectively.

The $1.3 million or 22% decrease in research and development expense for the three months ended December 31, 2006 versus the same period in fiscal year 2006 was principally a result of the restructuring initiatives which brought lower payroll and related benefit expenses of approximately $0.7 million, primarily related to reductions in enterprise application product development staff. We also continue to concentrate development staffing in lower cost economic regions in China and India. A decrease of $0.4 million resulted from lower use of consultants on enterprise application development and a focus on core system software development. The remaining net decrease of $0.2 million was realized through aggressive cost management programs to reduce travel and to leverage existing capital assets.

The increase in research and development expense as a percentage of revenue is principally the result of the substantial overall revenue decline offset by the savings described above.

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

Sales and marketing expenses were $4.1 million and $9.6 million for the three months ended December 31, 2006 and 2005, respectively. As a percentage of revenues, these expenses represent 43% and 52%, respectively.

The $5.5 million or 57% decrease in sales and marketing spending for the three months ending December 31, 2006 versus the same period in the prior fiscal year was principally a result of restructuring initiatives which included the elimination of costs associated with marketing enterprise software applications. The savings included lower payroll and benefit — related expenses of approximately $2.3 million due to workforce reductions and resource alignment to our core product strategy, decreased commissions and bonuses of $0.4 million from lower staffing levels and overall lower revenues, decreased spending on travel and entertainment of $0.8 million, decreased marketing programs expenses of $1.3 million, $0.2 million in outside support services, and net reductions of $0.5 million due to aggressive marketing cost management programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal.

General and administrative expenses were $4.2 million and $5.5 million for the three months ending December 31, 2006 and 2005, respectively. As a percentage of revenues, these represent 43% and 30%, respectively.

The $1.3 million or 23% decrease in general and administrative spending for the three months ending December 31, 2006 versus the same period in fiscal year 2006 is partially the result of restructuring initiatives which reduced payroll and benefit-related expenses by approximately $0.4 million. Lower costs associated with audit expenses and with external support for the second year of Sarbanes-Oxley compliance testing saved $0.7 million, while the net decrease in other spending on general and administrative expenses was approximately $0.2 million.

While general and administrative spending decreased from the three months ended December 31, 2005 to the three months ended December 31, 2006, general and administrative spending increased as a percentage of revenue as a result of the 56% decline in revenue.

Provision for Income Taxes

The Company recorded an income tax provision of $0.6 million for the three months ended December 31, 2006, as compared to a provision of $1.5 million for the corresponding period in fiscal year 2006.

The income tax provision for the quarter was calculated based on the results of operations for the quarter, and does not reflect an annual effective rate. Since the Company can not currently consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective rate to apply to the operating income for the quarter.

Financial Condition

At December 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $50.6 million. The primary sources of cash during the three months ended December 31, 2006 were proceeds from accounts receivables of $2.5 million. The primary use of cash during the same period was $8.0 million from our net loss from operations.

At December 31, 2005, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $72.5 million. The primary source of cash during the three months ended December 31, 2005 was cash provided by investing activities of $10.7 million. The primary use of cash during the same period was $1.6 million from operating activities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $15.9 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.4 million, after sublease income of $1.6 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. See Note 3 to the condensed consolidated financial statements for further information on the Company’s restructuring plans.

We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the quarter ended December 31, 2006.

Overview

Based on past performance and current expectations, we believe that current cash equivalents, short-term investments, other available for sale securities and cash-on hand generated from operations will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. There are no transactions and arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practical after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained on the Company’s web site is not part of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal year 2006 Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provision of a Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the ISI Agreement. Mr. Jablon has alleged breach of the earn-out provision of the ISI Agreement. The earn-out provision of the Agreement provides that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of various security-related products by the Company. The dispute relates to the calculation of achievement of such milestones. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. No deadlines for action have been set. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes are possible.

For additional information on our material legal proceedings, you should read Note 9 “Commitments and Contingencies — Litigation” in the notes to the condensed consolidated financial statements in Part I — Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Form 10-K, except:

Investigation of Strategic Alternatives; Proxy Contest

On July 12, 2006 the Company announced the engagement of Savvian LLC, an investment bank, to assist our Board of Directors and management in assessing strategic alternatives to maximize stockholder value following Ramius Capital Group LLC’s (“Ramius”) public announcement of an offer to purchase the Company at an initial price of $5.05 per share. Subsequently, Ramius increased its offer to purchase the Company to $5.25 per share. On December 19, 2006, the Company’s Board of Directors determined that it was in the best interests of the Company and its stockholders to reject Ramius’ offer and to pursue the Company’s stand-alone plan.

Ramius has since nominated two candidates for election to the Company’s Board of Directors in opposition to the two current directors who have been nominated by the Company’s Board of Directors for re-election at the Company’s annual meeting of stockholders, which is currently scheduled to be held on February 14, 2007. Ramius has indicated that it seeks to acquire the Company and has reserved the right to make an offer directly to the Company’s shareholders. Various proxy statements and additional proxy materials have been filed by the Company and Ramius and distributed to shareholders in connection with this contested election. As a result of this contest, the Company may incur substantial legal and advisory expenses and management’s attention may be diverted from the normal daily operation of the business. The Company cannot predict the final outcome of this contested election or the amount of costs that the Company will incur in connection with the contested election.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10	.1*	Severance and Change of Control Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 8-K dated November 1, 2006).
10	.2*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated November 1, 2006).
10	.3*	Severance and Change of Control Agreement between Phoenix and Gaurav Banga dated October 9, 2006 (incorporated by reference to Exhibit 10.21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).
10	.4*	Description of Director Long-Term Service Award Plan.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer

Date: February 07, 2007

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Executive Vice President,
Strategy & Corporate Development and
Chief Financial Officer

Date: February 07, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.1*	Severance and Change of Control Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Report on Form 8-K dated November 1, 2006).
10	.2*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated November 1, 2006).
10	.3*	Severance and Change of Control Agreement between Phoenix and Gaurav Banga dated October 9, 2006 (incorporated by reference to Exhibit 10.21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).
10	.4*	Description of Director Long-Term Service Award Plan.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.