Form 10-Q
period 2007-03-31
PHOENIX TECHNOLOGIES LTD
filed 2007-05-10
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

(Registrant’s telephone number, including area code)
(408) 570-1000

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

As of April 30, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 25,842,504.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$48,293	$34,743
Marketable securities	2,779	25,588
Accounts receivable, net of allowances	6,841	8,434
Prepaid royalties and maintenance	44	111
Other current assets	3,301	4,052

Total current assets	61,258	72,928
Property and equipment, net	3,191	4,247
Purchased technology and intangible assets, net	875	1,458
Goodwill	14,433	14,433
Other assets	1,763	2,094

Total assets	$81,520	$95,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,504	$3,072
Accrued compensation and related liabilities	3,006	3,844
Deferred revenue	9,792	7,584
Income taxes payable	9,382	9,041
Accrued restructuring charges — current	1,163	3,287
Other accrued liabilities	2,158	3,605

Total current liabilities	27,005	30,433
Accrued restructuring charges — noncurrent	997	1,166
Other liabilities	2,857	3,385

Total liabilities	30,859	34,984
Stockholders’ equity:
Preferred stock	—	—
Common stock	34	34
Additional paid-in capital	195,845	191,519
Retained earnings	(52,866)	(38,899)
Accumulated other comprehensive loss	(674)	(800)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	50,661	60,176

Total liabilities and stockholders’ equity	$81,520	$95,160

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
License fees	$7,475	$21,824	$15,399	$39,896
Services fees	1,573	1,288	3,373	1,805

Total revenues	9,048	23,112	18,772	41,701
Cost of revenues:
License fees	227	1,227	492	2,547
Services fees	1,960	2,757	3,957	5,214
Amortization of purchased technology	291	838	583	1,677

Total cost of revenues	2,478	4,822	5,032	9,438
Gross Margin	6,570	18,290	13,740	32,263
Operating expenses:
Research and development	4,306	6,045	8,852	11,877
Sales and marketing	2,705	9,086	6,845	18,710
General and administrative	4,411	4,635	8,639	10,129
Amortization of acquired intangible assets	—	17	—	35
Restructuring	885	—	3,096	—

Total operating expenses	12,307	19,783	27,432	40,751

Loss from operations	(5,737)	(1,493)	(13,692)	(8,488)
Interest and other income, net	462	330	1,035	885

Loss before income taxes	(5,275)	(1,163)	(12,657)	(7,603)
Income tax expense	681	2,002	1,310	3,485

Net loss	$(5,956)	$(3,165)	$(13,967)	$(11,088)

Loss per share:
Basic and Diluted	$(0.23)	$(0.13)	$(0.55)	$(0.44)
Shares used in loss per share calculation:
Basic and Diluted	25,686	25,111	25,580	25,062

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,967)	$(11,088)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,712	3,056
Stock-based compensation	2,755	2,768
Loss from disposal of fixed assets	27	(2)
Change in operating assets and liabilities:
Accounts receivable	1,603	4,997
Prepaid royalties and maintenance	68	1,088
Other assets	1,090	1,111
Accounts payable	(1,559)	328
Accrued compensation and related liabilities	(1,036)	244
Deferred revenue	2,224	157
Income taxes	343	668
Accrued restructuring charges	(2,276)	(146)
Other accrued liabilities	(1,756)	(995)

Net cash provided by (used in) operating activities	(10,772)	2,186

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	111,935	158,424
Purchases of marketable securities	(89,125)	(156,699)
Purchases of property and equipment	(100)	(1,207)
Acquisition of businesses, net of cash acquired	—	(500)

Net cash provided by investing activities	22,710	18

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	1,572	2,091
Repurchase of common stock	—	(993)

Net cash provided by financing activities	1,572	1,098

Effect of changes in exchange rates	40	—

Net increase in cash and cash equivalents	13,550	3,302
Cash and cash equivalents at beginning of period	34,743	27,805

Cash and cash equivalents at end of period	$48,293	$31,107

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006 have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2006 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented, and financial condition of the Company as of March 31, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications.  The statement of cash flows for the six months ended in March 31, 2006 has been adjusted due to the reclassification of certain amounts from cash and cash equivalents to marketable securities to conform to the presentation as of March 31, 2007. As of September 30, 2005 and March 31, 2006, reclassifications from cash equivalents to marketable securities totaled $9.1 million and $12.2 million, respectively. These reclassifications had no impact on the Company’s total assets, total liabilities, loss from operations or net loss for the six months ended March 31, 2007 or 2006.

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. Revenue from arrangements that include rights to unspecified future products is recognized ratably over the term of the respective agreement.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For volume purchase agreements (“VPAs”) with OEMs and ODMs, the Company recognizes royalty revenues for units consumed by the end of the current accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes royalty revenues ratably over the term of the VPA, if such amount is higher than that determined based on actual consumption by the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenue.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. These estimates have historically been recorded based on customer forecasts.

Actual consumption that is subsequently reported by these same customers is regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding actual consumption of the Company’s products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts are no longer a reliable indicator of future consumption. Since the Company no longer considers the customer forecast to be a reliable estimate of future consumption, it is no longer appropriate to include future period consumption in current period revenue.

As a result of this determination, revenue from VPA and other similar agreements is now recognized over the term of the VPA period, and revenue which previously may have been reported in the quarter prior to the forecasted consumption is now recorded as deferred revenue at the close of the quarter and will only be reported as revenue in subsequent periods.

During fiscal years 2005 and 2006, the Company had increasingly relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront provided all other revenue recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

Revenues for non-recurring engineering services are generally on a time and materials basis and are recognized as the services are performed. Software maintenance revenues are recognized ratably over the maintenance period, which is typically one year. Training and other service fees are recognized as services are performed. Amounts billed in advance for licenses and services that are in excess of revenues recognized are recorded as deferred revenues.

Income Taxes.  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

Stock-Based Compensation.  On October 1, 2005, the Company adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during the fiscal year ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three and six month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Costs and Expenses
Cost of goods sold	$53	$96	$94	$193
Research and development	321	258	576	511
Sales and marketing	180	547	489	1,068
General and administrative	1,014	462	1,544	996

Total stock-based compensation expense	$1,568	$1,363	$2,703	$2,768

There was no capitalized stock-based employee compensation cost as of March 31, 2007. There was no recognized tax benefit relating to stock-based employee compensation during the three and six months ended March 31, 2007.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, expected dividend yield, and risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers, and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in the three and six month periods ended March 31, 2007 and 2006 reported above has been estimated as of the date of the grant using a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Expected life from grant date (in years)	3.2 - 10.0	3.6 - 10.0	3.2 - 10.0	3.6 - 10.0
Risk-free interest rate	4.7%	4.6%	4.7 - 5.0%	4.3 - 4.6%
Volatility	0.5 - 0.7	0.7 - 0.8	0.5 - 0.7	0.7 - 0.8
Dividend yield	None	None	None	None

Employee Stock Purchase Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Expected life from grant date (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.8 - 5.1%	4.3 - 4.4%	4.8 - 5.1%	4.3 - 4.4%
Volatility	0.5 - 0.6	0.5 - 0.6	0.5 - 0.7	0.5 - 0.6
Dividend yield	None	None	None	None

Computation of Loss per Share.  Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 6 to the condensed consolidated financial statements for more information.

New Accounting Pronouncements.  In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN No. 48”), which is a change in accounting for income taxes. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which for the Company will be its fiscal year 2008 beginning on October 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial position, results of operations, and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company is its fiscal year 2007 beginning on October 1, 2006. Adoption of SAB No. 108 has had no material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company will be its fiscal year 2009 beginning on October 1, 2008. The Company is currently evaluating whether adoption of SFAS No. 157 will have an impact on its consolidated financial position, results of operations, or cash flows.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires companies to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The new standard does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 which for the Company will be its fiscal year 2009 beginning on October 1, 2008. Early adoption is permitted. The Company is currently evaluating whether adoption of SFAS No. 159 will have an impact on its consolidated financial position, results of operations, or cash flows.

Note 2.	Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net loss	$(5,956)	$(3,165)	$(13,967)	$(11,088)
Other comprehensive loss
Unrealized gain (loss) from short-term investments	(8)	6	(19)	10
Foreign currency translation adjustments	164	81	144	105

Comprehensive loss	$(5,800)	$(3,078)	$(13,842)	$(10,973)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through March 31, 2007 (in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal 2003	Fiscal Year 2006	Fiscal Year 2006	Fiscal Year 2007	Fiscal Year 2007
	Plan	Plans	Plans	Plan	Plan	Total

Balance of accrual at September 30, 2003	$3,272	—	—	—	—	$3,272
Cash payments	(1,232)	—	—	—	—	(1,232)
True up adjustments	144	—	—	—	—	144

Balance of accrual at September 30, 2004	2,184	—	—	—	—	2,184
Cash payments	(546)	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$1,857	—	1,857
Cash payments	(208)	(2,040)	(335)	(729)	—	(3,312)
True up adjustments	(109)	124	376	—	—	391

Balance of accrual at December 31, 2006	1,423	752	86	1,128	—	3,389
Provision in fiscal year 2007 plan	—	—	—	$—	$947	947
Cash payments	(59)	(656)	(6)	(983)	(395)	(2,099)
True up adjustments	—	(84)	—	7	—	(77)

Balance of accrual at March 31, 2007	$1,364	$12	$80	$152	$552	$2,160

Fiscal Year 2007 Restructuring Plan

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, Taipei, and Tokyo. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 related to the office consolidations. These restructuring costs were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended March 31, 2007, the Company paid approximately $1.4 million of the costs associated with this restructuring program.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and which better align its expense levels with its revenue plan.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended March 31, 2007, the Company paid approximately $0.7 million of the restructuring costs associated with these two restructuring programs.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-offs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During the period from the first quarter of fiscal year 2003 until the fourth quarter of fiscal year 2004, the Company’s financials reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility. The liability balance was changed due to the Company’s revised estimates of sublease income. In the fourth quarter of fiscal year 2006, the Company increased the restructuring liability related to the Irvine, California facility by $0.5 million, to reflect increased estimated building operating expenses, and in the first quarter of fiscal year 2007, the Company decreased the restructuring liability by $0.1 million, to reflect decreased estimated building expenses. The estimated unpaid portion of $1.4 million for facilities exit expenses is included under the captions “Accrued restructuring charges — current” and “Accrued restructuring charges — noncurrent” in the condensed consolidated balance sheet.

Note 4.	Other Current Assets, Other Assets, Other Accrued Liabilities — Current and Other Liabilities — Noncurrent

The following table provides details of other current assets (in thousands):

	March 31,	September 30,
	2007	2006

Other current assets:
Prepaid rent	$240	$368
Prepaid insurance	232	262
Prepaid taxes	1,920	1,880
Tax refunds receivable	33	184
VAT receivable	96	237
Other	780	1,121

Total other current assets	$3,301	$4,052

The following table provides details of other assets (in thousands):

	March 31,	September 30,
	2007	2006

Other assets
Deposits and Other	$1,666	$1,684
Deferred Tax	97	410

Total other assets	$1,763	$2,094

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details of other accrued liabilities-current (in thousands):

	March 31,	September 30,
	2007	2006

Other accrued liabilities:
Royalties and commissions	$489	$469
Accounting and legal fees	622	1,657
Co-op advertising	209	364
Other accrued expenses	838	1,115

Total other accrued liabilities	$2,158	$3,605

The following table provides details of other liabilities-noncurrent (in thousands):

	March 31,	September 30,
	2007	2006

Other non-current accrued liabilities
Accrued Rent	$676	$673
Retirement Reserve	2,042	2,348
Other Liabilities	139	364

Total other non-current accrued liabilities	$2,857	$3,385

Note 5.	Segment Reporting and Significant Customers

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenues:
North America	$1,490	$1,526	$2,817	$3,824
Japan	1,645	8,773	2,995	14,291
Taiwan	4,880	10,472	11,171	19,996
Other Asian Countries	722	1,533	1,198	2,337
Europe	311	808	591	1,253

Total Revenues	$9,048	$23,112	$18,772	$41,701

For the three month period ended March 31, 2007, one customer accounted for 19% of total revenues. For the three month period ended March 31, 2006, three customers accounted for 23%, 16%, and 11%, respectively, of total

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues. For the six month period ended March 31, 2007, two customers accounted for 18% and 11% of total revenues. For the six month period ended March 31, 2006, one customer accounted for 16% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6.	Loss per Share

Basic loss per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods. Diluted loss per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the applicable periods. Ordinary share equivalents include ordinary shares issuable upon the exercise of stock options, and are computed using the treasury stock method.

The following table presents the calculation of basic and diluted loss per share required under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

			Six Months Ended
	Three Months Ended March 31,		March 31,
	2007	2006	2007	2006

Net loss	$(5,956)	$(3,165)	$(13,967)	$(11,088)

Weighted average common shares outstanding	25,686	25,111	25,580	25,062
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	—	—

Weighted average diluted common and equivalent shares outstanding	25,686	25,111	25,580	25,062

Loss per share:
Basic and Diluted	$(0.23)	$(0.13)	$(0.55)	$(0.44)

Due to the Company’s net loss for the three and six month periods ended March 31, 2007 and 2006, all ordinary share equivalents from stock options were excluded from the calculation of diluted loss per share because including them would have had an anti-dilutive effect. The Company had outstanding options of approximately 5.8 million and 6.0 million as of March 31, 2007 and 2006, respectively.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended March 31, 2007 were as follows (in thousands).

		Purchased
		Technology and	Prepaid Royalties
	Goodwill	Intangible Assets, Net	and Maintenance

Net Balance, December 31, 2006	$14,433	$1,166	$68
Amortization	—	(291)	(24)

Net Balance, March 31, 2007	$14,433	$875	$44

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company had no impairment charge for the first quarter of fiscal year 2007.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amortization of acquired intangible assets and purchased technology (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Amortization of purchased technology	$291	$838	$583	$1,676
Amortization of acquired intangible assets	—	17	—	35

Total acquisition-related charges	$291	$855	$583	$1,711

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

The following table summarizes the expected annual amortization expense of acquired intangible assets and purchased technology (in thousands):

Expected
Amortization
Expense

Remainder of 2007	$583
Fiscal year ending September 30, 2008	292

Total	$875

Purchased technology and intangible assets are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which for the one remaining purchased technology is 6 years.

Note 8.	Stock Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options, and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock option plans, as of March 31, 2007 restricted share awards and option grants for 5,781,831 shares of common stock were outstanding from prior awards and 2,584,348 shares of common stock were available for future awards. The outstanding awards and grants as of March 31, 2007 had a weighted average remaining contractual life of 6.9 years and an aggregate intrinsic value of approximately $4.0 million. Of the options outstanding as of March 31, 2007, there were options exercisable for 3,095,127 shares of common stock having a weighted average remaining contractual life of 4.9 years and an aggregate intrinsic value of $0.7 million.

Activity under the Company’s stock option plans is summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at October 1, 2006	7,385,227	$7.56
Options granted	542,909	4.97
Options exercised	(204,861)	5.03
Options canceled	(1,941,502)	7.48

Outstanding at March 31, 2007	5,781,773	7.43
Exercisable at March 31, 2007	3,095,127	$9.39

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the six month periods ended March 31, 2007 and 2006 are $4.88 and $4.76, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the six month periods ended March 31, 2007 and 2006 are $2.03 and $2.51, respectively. The total intrinsic value of options exercised for the quarters ended March 31, 2007 and 2006 are $0.3 million and $0.4 million, respectively.

Nonvested restricted stock activity for the three and six month periods ended March 31, 2007 and 2006 is summarized as follows:

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
		Weighted Average		Weighted Average
	Non-Vested	Grant-Date Fair	Non-Vested	Grant-Date Fair
	Number of Shares	Value	Number of Shares	Value

Nonvested stock at beginning of period	413,700	$4.82	451,000	$4.97
Granted	50,000	5.65	125,000	4.88
Vested	—	—	(5,000)	5.38
Forfeited	(139,000)	4.86	(246,300)	4.96

Nonvested stock at March 31, 2007	324,700	$4.94	324,700	$4.94

As of March 31, 2007, $1.4 million of total unrecognized compensation costs related to nonvested awards was expected to be recognized over a weighted average period of 3.5 years.

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100.  This case was dismissed, without prejudice, effective December 13, 2006. The Notice of Dismissal was received by the Company on March 29, 2007.

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

The acquisition of ISI in February 2001 included an earn-out agreement over a five-year period of up to 100,000 shares of Phoenix’s common stock and cash payments of $1.5 million, if certain revenues and technology criteria were met. There is no minimum payment requirement in the earn-out agreement. No payments were earned through September 30, 2002 and 2003. For each year between fiscal year 2004 and fiscal year 2006, the Company

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid $0.5 million, for a total of $1.5 million, in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill.

Note 10.	Income Taxes

The Company recorded an income tax provision of $0.7 million and $1.3 million for the three and six months ended March 31, 2007 as compared to an income tax provision of $2.0 million and $3.5 million for the same periods ended March 31, 2006. The income tax provisions for the three and six months ended March 31, 2007 and 2006 were comprised of taxes on foreign income and foreign withholding taxes (primarily in Taiwan), as well as some U.S. state income taxes.

The income tax provision for the quarter was calculated based on the results of operations for the six months ended March 31, 2007, and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

The effective tax rate for the six months ended March 31, 2007 was (10%) compared with (46%) for the comparable period ended March 31, 2006. Although the Company has net losses for each of the six month periods ended March 31, 2007 and 2006, the Company still incurred tax obligations in certain jurisdictions during these periods. The change in the effective tax rate from the six month periods ended March 31, 2006 to the corresponding period in 2007 is primarily due to a net decrease in revenue in Taiwan and Japan.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of March 31, 2007, it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.1 million at March 31, 2007 remains recorded for the activities in Japan for which no valuation allowance is necessary.

As of March 31, 2007, the Company continues to have a tax exposure related to transfer-pricing as a result of a notice received from the Taiwan Tax Authorities in the fourth quarter of fiscal year 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $8.5 million exists, which as of March 31, 2007 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment. Given the current political and economic climate within Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q, including without limitation the Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, plans to improve and enhance existing products, plans to develop and market new products, trends we anticipate in the industries and economies in which we operate, the outcome of pending disputes and litigation, and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates” “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: whether and when we will be able to return to profitability and positive cash flow; our ability to transition from our historical reliance on paid-up licenses to VPAs and pay-as-you-go arrangements; our dependence on the timing of other industry participants’ release of technology; whether our restructurings in 2006 and the first quarter of 2007 prove to be successful in improving our efficiency of operations and whether further restructurings become necessary; whether our recent reductions in workforce will have a materially negative impact on employee morale or our ability to fulfill contractual obligations; the results of our current assessment of strategic alternatives for the Company; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to attract and retain key personnel; our ability to successfully integrate our new members of senior management; variations in demand for digital devices; the rate of adoption of new operating system and microprocessor design technology; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; the ability of our customers to introduce and market new products that incorporate our products; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our effective tax rates; our ability to successfully sell into new markets where we do not have significant prior experience; changes in financial accounting standards and our cost of compliance; changes in our relationship with leading software and semiconductor companies; our dependence on key customers; product and price competition in our industry; risks associated with our international sales and other activities, including currency fluctuations, acts of war or global terrorism, and changes in laws and regulations relating to our employees in international locations; and the effects of software viruses, power shortages and unexpected natural disasters. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”), for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power up in order to test, initialize and manage the functionality of the device’s hardware. Our products are incorporated in over 100 million devices per year, giving us global market share leadership in the CSS sector.

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

Thus Phoenix revenue arises from two sources:

1. License fees — revenue arising from an agreement which transfers Phoenix intellectual property rights to a third party. Primary license fee sources include 1) Core System Software, system firmware development platforms, firmware agents and firmware runtime licenses, 2) software development kits and software development tools, 3) device driver software, 4) embedded operating system software and 5) embedded application software.

2. Service fees — revenue arising from an agreement and delivery of professional engineering services. Primary service fees sources include software deployment, software support, software development and technical training.

Fiscal Year 2007 Second Quarter Overview

The three month period ended March 31, 2007 was only the second full quarter of the Company’s operations since the arrival of the Company’s new management team led by Chief Executive Officer, Woody Hobbs.

The Company’s results for the quarter reflect the continuing implementation of new strategic and tactical plans developed under this new leadership team. Under these plans the Company has implemented substantial changes to its business, including significant changes to sales practices and pricing policies, intended to stabilize the Company’s revenue from its CSS business and to enhance overall operating margins. This was also only the second full quarter to reflect the Company’s previous decisions to discontinue the marketing and sale of enterprise application software products, and to cease the use of fully paid-up licenses in its CSS business and to rely instead on volume purchase agreements (“VPAs”) and pay-as-you-go royalty-based arrangements.

During the quarter, management continued to take additional steps to reduce overall operating costs and to drive higher efficiencies through the Company. The Company’s total workforce was reduced from 334 employees at January 1, 2007 to 322 employees as of April 1, 2007.

The Company’s reported revenue for the quarter ended March 31, 2007 reflects a conclusion it reached during April 2007 that it is no longer appropriate to continue to rely on customer forecasts of their consumption of the Company’s products when reporting revenue from VPA and other similar agreements. The Company based this decision on a detailed analysis of the reliability of such customer forecasts when compared to subsequently received reports of actual consumption of its products.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter providing the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. These estimates have historically been recorded based on customer forecasts.

Actual consumption that is subsequently reported by these same customers is regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding their actual consumption of its products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that the customer forecasts are no longer a reliable indicator of future consumption.

Since the Company no longer considers the associated revenue to be reliably determinable, it is no longer appropriate to include future period consumption in current period revenue. As a result, no revenue associated with consumption of products that is forecasted to occur in future periods has been included in revenue for the quarter ended March 31, 2007.

Overall total revenue for the three months ended March 31, 2007 decreased to $9.0 million (a 61% decrease) from $23.1 million in the same period of fiscal year 2006. The decrease in revenue was principally attributable to the effect of the Company having sold substantial proportions of its products through the use of fully paid-up licenses in prior periods and was partially attributable to the deferral of recognition of approximately $4.0 million that resulted from the cessation of reliance on customer forecasts as described above.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license fees upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, we began changing our licensing practices away from heavy reliance on paid-up licenses to VPAs for large customers, and pay-as-you-go royalty-based arrangements with smaller customers, and in the fourth quarter of fiscal year 2006 we ceased all sales of paid-up licenses.

Gross margins for the three months ended March 31, 2007 were $6.6 million, a 64% reduction from gross margins of $18.3 million in the second quarter of fiscal year 2006. This decline resulted from the reduction in revenue described above combined with the relative stability of overall gross margin percentages.

Operating expenses for the three months ended March 31, 2007 were $12.3 million, a reduction of 38% from $19.8 million for the same period in the prior year. This reduction was principally associated with restructuring initiatives announced during the second half of fiscal year 2006 and the further restructuring undertaken during the first half of fiscal year 2007.

The Company incurred a net loss of $6.0 million for the three months ended March 31, 2007, compared to a net loss of $3.2 million for the same period of fiscal year 2006. The increase in net losses is principally associated with the $14.1 million decline in reported revenue offset by $2.3 million reduction in costs of revenues and $7.5 million reduction in operating expenses.

Critical Accounting Policies and Estimates

We have ceased to rely on customer consumption forecasts in the determination of revenue from VPA and other similar customer agreements for the reasons described under the caption “Revenue Recognition” in Note 1 to the condensed consolidated financial statements above.

With this exception, we believe there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting polices and estimates in our management’s discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenue

(unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

				% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended March 31:
Revenues	$9,048	$23,112	(61)%	100%	100%
Cost of revenues	2,478	4,822	(49)%	27%	21%

Gross Margin	6,570	18,290	(64)%	73%	79%
Research and development	4,306	6,045	(29)%	47%	26%
Sales and marketing	2,705	9,086	(70)%	30%	40%
General and administrative	4,411	4,635	(5)%	49%	20%
Amortization of acquired intangible assets	—	17	(100)%	—	—
Restructuring	885	—	N/A	10%	—

Total operating expenses	12,307	19,783	(38)%	136%	86%
Loss from operations	$(5,737)	$(1,493)

				% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Six months ended March 31:
Revenues	$18,772	$41,701	(55)%	100%	100%
Cost of revenues	5,032	9,438	(47)%	27%	23%

Gross Margin	13,740	32,263	(57)%	73%	77%
Research and development	8,852	11,877	(25)%	47%	29%
Sales and marketing	6,845	18,710	(63)%	36%	45%
General and administrative	8,639	10,129	(15)%	46%	24%
Amortization of acquired intangible assets	—	35	(100)%	—	—
Restructuring	3,096	—	N/A	16%	—

Total operating expenses	27,432	40,751	(33)%	145%	98%
Loss from operations	$(13,692)	$(8,488)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Revenues by geographic region for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended March 31:
North America	$1,490	$1,526	(2)%	17%	7%
Japan	1,645	8,773	(81)%	18%	38%
Taiwan	4,880	10,472	(53)%	54%	45%
Other Asian countries	722	1,533	(53)%	8%	7%
Europe	311	808	(62)%	3%	3%

Total Revenues	$9,048	$23,112	(61)%	100%	100%

Total revenues for the second quarter of fiscal year 2007 decreased by $14.1 million or 61% compared with the same period in fiscal year 2006. Revenues for the second quarter of fiscal year 2007 from North America, Japan, Taiwan, other Asian countries, and Europe all decreased over the same period for fiscal year 2006 by 2%, 81%, 53%, 53% and 62%, respectively. The decreases in all regions other than North America are principally a result of large paid-up license transactions recorded in the second quarter of fiscal year 2006 and partially a result of the cessation of reliance on customer forecasts in the determination of revenue from VPA and other similar customer agreements.

Revenues for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended March 31:
License fees
Fully paid-up	$—	$13,955	(100)%	0%	60%
Other	7,475	7,869	(5)%	83%	34%

	7,475	21,824	(66)%	83%	94%
Service fees	1,573	1,288	22%	17%	6%

Total revenues	$9,048	$23,112	(61)%	100%	100%

License fees for the second quarter of fiscal year 2007 were $7.5 million, a decrease of 66% from revenues of $21.8 million in the second quarter of fiscal year 2006. This reduction was principally due to the prior use of paid-up licenses and partially due to the cessation of reliance on customer consumption forecasts as discussed above. Paid-up license fees for the second quarter of fiscal year 2007 were zero as compared to $14.0 million of revenue from paid-up licenses for the second quarter of fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $7.5 million in the second quarter of fiscal year 2007, a decrease of $0.4 million or 5% from $7.9 million of such revenues in the same period of the previous year.

In the second quarter of fiscal year 2007, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of generally nine to twelve months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced and recorded by the Company. As of the end of the second quarter of fiscal 2007, the total amount which has not been recorded by the Company on all of its VPA agreements was approximately $18.7 million. The Company expects to invoice and recognize this $18.7 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognition of this revenue.

As a percentage of total revenue, license fees were 83% for the three months ended March 31, 2007 versus 94% for the same period of the previous fiscal year. This reduction was caused principally by the elimination of the use of paid-up licenses and the cessation of reliance on customer consumption forecasts combined with increasing service fees, as discussed below.

Service fees for the three months ended March 31, 2007 were $1.6 million, an increase of $0.3 million, or 22%, from $1.3 million for the same period in fiscal year 2006. As a percentage of total revenue, service fees were 17% in the second quarter of fiscal year 2007 versus 6% for the same period in fiscal year 2006. The increase in service fees is principally a result of overall price increases for engineering and support services while the increase in service fees as a percentage of total revenue is principally a result of the decline in license fees.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs, and amortization of purchased technology. License costs are primarily third party royalty fees and tend to be variable, based on licensed revenue volumes. During prior periods, including fiscal year 2006, cost of revenues also included product fulfillment costs such as product media, duplication, labels, manuals, packing supplies and shipping costs that are no longer incurred due to our change in product strategy. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts and non-recurring engineering agreements as well as post-sales customer support costs and tend to be fixed within certain service fee volume ranges. Amortization of purchased technology relates to an earlier acquisition of intellectual property.

Cost of revenues decreased by 49% from $4.8 million in the second quarter of fiscal year 2006 to $2.5 million in the second quarter of fiscal year 2007, principally as a result of the 61% reduction in revenue partially offset by the higher proportion of service fees (which bear higher costs) to license fees. Cost of revenues associated with license fees declined by 81%, from $1.2 million to $0.2 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of enterprise software products which included licensed intellectual property and high fulfillment costs. Cost of revenues associated with service fees declined by 29% from $2.8 million to $2.0 million despite the growth in service fees. The decline in costs was principally a result of the Company’s previously stated restructuring initiatives that eliminated service related costs involved in the sale and support of enterprise software products. Amortization of purchased technology was reduced from $0.8 million to $0.3 million principally as a result of earlier write-offs.

Gross margin percentages decreased from 79% of total revenues for the three months ended March 31, 2006 to 73% of total revenues for same period of fiscal year 2007. Despite the significant reduction in overall revenue and the higher proportion of service fees to license fees, margins were effectively maintained though reductions in costs of license fees via earlier write-downs of acquired intangible assets and purchased technology and the reductions in the costs of service fees discussed above.

Gross margins for the three months ended March 31, 2007 were $6.6 million, a 64% reduction from gross margins of $18.3 million in the second quarter of fiscal year 2006. This decline resulted principally from the similar percentage reduction in overall revenue described above.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs as well as depreciation of capital equipment.

Research and development expenses were reduced by 29% to $4.3 million for the three months ended March 31, 2007 from $6.0 million for the year earlier period. As a percentage of revenues, these expenses represent 48% and 26%, respectively.

The $1.7 million decrease in research and development expense for the three months ended March 31, 2007 versus the same period in fiscal year 2006 was principally a result of the restructuring initiatives which brought lower payroll and related benefit expenses of approximately $0.9 million, primarily related to reductions in enterprise application product development staff. We also continue to concentrate development staffing in lower cost economic regions in China and India. A decrease of $0.5 million resulted from lower use of consultants on enterprise application development and a focus on CSS development. The remaining net decrease of $0.3 million was realized through aggressive cost management programs to reduce travel and to leverage existing capital assets.

The increase in research and development expense as a percentage of revenue is principally the result of the substantial overall revenue decline, partially offset by the savings described above.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel and entertainment, facilities and IT support costs, promotional expenses (marketing and sales literature) and marketing programs, including advertising, trade shows and channel development. Sales and marketing expenses also include costs relating to technical support personnel associated with pre-sales activities, such as performing product and technical presentations and answering customers’ product and service inquiries.

Sales and marketing expenses were reduced by 70% to $2.7 million for the three months ended March 31, 2007 from $9.1 million for the year earlier period. As a percentage of revenues, these expenses represent 30% and 40%, respectively.

The $6.4 million decrease in sales and marketing expenses for the three months ended March 31, 2007 versus the same period in the prior fiscal year was principally a result of restructuring initiatives which included the elimination of costs associated with marketing enterprise software applications. The savings included (i) lower payroll, benefit related and stock-based compensation expenses of approximately $3.8 million due to workforce reductions and resource alignment to our core product strategy, (ii) decreased spending on travel and entertainment in the amount of $0.6 million, (iii) decreased marketing program expenses of $1.3 million, (iv) $0.5 million in reduced outside support services, and (v) net reductions of $0.2 million due to other cost management programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal services.

General and administrative expenses were $4.4 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. As a percentage of revenues, these represent 49% and 20%, respectively. This increase as a proportion of revenue is principally a result of the overall reduction in revenue.

Although our spending on general and administrative costs for the three months ended March 31, 2007 were similar (a 5%, or $0.2 million, reduction) to the same period in fiscal year 2006, the elements of this spend changed considerably. Staff in administrative areas was reduced from 90 employees to 56, which contributed to a reduction of $0.6 million in payroll and benefit-related expenses. Stock-based compensation expense (SFAS No. 123(R)) increased by $0.6 million principally as a result of grants to newly elected members of the Company’s board of directors whose grants vest immediately and therefore give rise to immediate recognition of an expense amounting to the full value of such grants. Also, during the March 31, 2006 period, the Company settled a lawsuit for approximately $0.2 million, but incurred no similar expense in the current period. Further, the current period spend included approximately $0.5 million which was directly related to the completion of the board of directors’ review of strategic alternatives and the contested election at the Company’s annual meeting of shareholders; however, these additional costs were partially offset by various savings in infrastructure costs that arose from the Company’s restructuring initiatives.

Provision for Income Taxes

The Company recorded an income tax provision of $0.7 million for the three months ended March 31, 2007, as compared to a provision of $2.0 million for the corresponding period in fiscal year 2006. The reduction in tax expense is principally related to the Company’s reduction in revenue in Taiwan and other locations where the Company incurs either withholding or income taxes, despite its overall operating deficits.

The income tax provision for the quarter was calculated based on the results of operations for the quarter and does not reflect an annual effective tax rate. Since the Company cannot currently consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to operating income for the quarter.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenues

Revenues by geographic region for the six months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Six months ended March 31:
North America	$2,817	$3,824	(26)%	15%	9%
Japan	2,995	14,291	(79)%	16%	34%
Taiwan	11,171	19,996	(44)%	60%	48%
Other Asian countries	1,198	2,337	(49)%	6%	6%
Europe	591	1,253	(53)%	3%	3%

Total Revenues	$18,772	$41,701	(55)%	100%	100%

Total revenues for the first six months in fiscal year 2007 decreased by $22.9 million, or 55%, compared with the same period in fiscal year 2006. Revenues for the first six months in fiscal year 2007 from North America, Japan, Taiwan, other Asian countries, and Europe all decreased over the same period for fiscal year 2006 by 26%, 79%, 44%, 49% and 53%, respectively. The decreases in Japan and Taiwan are principally a result of large paid-up license transactions recorded in the second quarter of fiscal year 2006, while all regions were impacted by the Company’s cessation of reliance on customer forecasts in the determination of revenue from VPA and other similar agreements.

Revenues for the six months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Six months ended March 31:
License fees
Fully paid-up	$—	$25,710	(100)%	0%	62%
Other	15,399	14,186	9%	82%	34%

	15,399	39,896	(61)%	82%	96%
Service fees	3,373	1,805	87%	18%	4%

Total revenues	$18,772	$41,701	(55)%	100%	100%

License fees for the first six months in fiscal year 2007 were $15.4 million, a decrease of 61% from revenues of $39.9 million in the same period for the fiscal year 2006. This reduction was principally due to the prior use of paid-up licenses and partially due to the cessation of reliance on customer consumption forecasts as discussed above. Paid-up license fees for the first six months in fiscal year 2007 were zero as compared to $25.7 million of revenue from paid-up licenses for the same period for the fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $15.4 million in the first six months in fiscal year 2007, an increase of $1.2 million, or 9%, from $14.2 million of such revenues in the same period of the previous year.

In the first half of fiscal year 2007, the Company executed several large VPA transactions with its customers, with payment terms spread over periods of generally nine to twelve months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced and recorded by the Company. As of the end of the second quarter of fiscal 2007, the total amount which has not been recorded by the Company on all of its VPA agreements was approximately $18.7 million. The Company expects to invoice and recognize this $18.7 million as revenue over future periods;

however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognition of this revenue.

As a percentage of total revenues, license fees were 82% for the six months ended March 31, 2007 versus 96% for the same period of the previous fiscal year. This reduction was caused principally by the elimination of the use of paid-up licenses and the cessation of reliance on customer consumption forecasts combined with increasing service fees, as discussed below.

Service fees for the six months ended March 31, 2007 increased $1.6 million, or 87%, from $1.8 million in fiscal year 2006 to $3.4 million in the same period of fiscal year 2007. As a percentage of total revenue, service fees were 18% in fiscal year 2007 versus 4% for the same period in fiscal year 2006. The significant improvement in service fees is a result of increase pricing and increases in sales of revenue producing engineering and support services contracts with our customers, while the increase in service fees as a percentage of total revenue is a result of this increase combined with the decline in license fees.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs, and amortization of purchased technology. License costs are primarily third party royalty fees and tend to be variable, based on licensed revenue volumes. During prior periods including fiscal year 2006 cost of revenues also included product fulfillment costs such as product media, duplication, labels, manuals, packing supplies and shipping costs that are no longer incurred due our change in product strategy. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts and non-recurring engineering agreements as well as post-sales customer support costs and tend to be fixed within certain service fees volume ranges. Amortization of purchased technology relates to and earlier acquisition of intellectual property.

Cost of revenues decreased by 47% from $9.4 million in fiscal year 2006 to $5.0 million in the same period of fiscal year 2007, principally as a result of the 55% reduction in revenue offset by the higher proportion of service fees (which bears higher costs) to license fees. Costs of revenues associated with license fees declined by 81%, from $2.5 million to $0.5 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of enterprise software products which included licensed intellectual property and high fulfillment costs. Costs of revenue associated with service fees declined by 24% from $5.2 million to $4.0 million despite the substantial growth in service fees. The reduction was principally a result of the Company’s restructuring initiatives which eliminated certain service related costs. Amortization of purchased technology was reduced from $1.7 million to $0.6 million principally as a result of earlier write-offs.

Gross margin percentages decreased from 77% of total revenues for the six months ended March 31, 2006 to 73% of total revenues for the same period of fiscal year 2007. Despite the significant reduction in overall revenue and the higher proportion of service fees to license fees, margins were effectively maintained though reductions in costs of license fees via earlier write-downs of acquired intangible assets and purchased technology and the reductions in the costs of service fees discussed above.

Gross margins for the six months ended March 31, 2007 were $13.7 million, a 57% reduction from gross margins of $32.3 million in the same period of fiscal year 2006. This decline resulted principally from the reduction in revenue described above.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs as well as depreciation of capital equipment.

Research and development expenses were reduced by 25% to $8.9 million for the six months ended March 31, 2007 from $11.9 million for the six months ended March 31, 2006. As a percentage of revenues, these expenses represent 47% and 29%, respectively.

The $3.0 million decrease in research and development expense for the six months ended March 31, 2007 versus the same period in fiscal year 2006 was principally a result of the restructuring initiatives which resulted in lower payroll and related benefit expenses of approximately $1.7 million, primarily related to reductions in enterprise application product development staff. We also continue to concentrate development staffing in lower cost economic regions in China and India. A decrease of $0.9 million resulted from lower use of consultants on enterprise application development and a focus on core system software development. The remaining net decrease of $0.4 million was realized through aggressive cost management programs to reduce travel and to leverage existing capital assets.

The increase in research and development expense as a percentage of revenue is principally the result of the substantial overall revenue decline, partially offset by the savings described above.

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

Sales and marketing expenses were reduced by 63% to $6.8 million for the six months ended March 31, 2007 from $18.7 million for the six months ended March 31, 2006. As a percentage of revenues, these expenses represent 36% and 45%, respectively.

The $11.9 million decrease in sales and marketing expenses for the three months ended March 31, 2007 versus the same period in the prior fiscal year was principally a result of restructuring initiatives which included the elimination of costs associated with marketing enterprise software applications. The savings included lower payroll, benefit — related, and stock-based compensation expenses of approximately $6.9 million due to workforce reductions and resource alignment to our core product strategy, decreased spending on travel and entertainment of $1.4 million, decreased marketing programs expenses of $2.4 million, $0.8 million in reduced outside support services, and net reductions of $0.4 million due to aggressive cost management programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal services.

General and administrative expenses declined by 15% to $8.6 million for the six months ended March 31, 2007 from $10.1 million for the six months ended March 31, 2006. As a percentage of revenues, these represent 46% and 24%, respectively. This increase as a proportion of revenue is principally a result of the overall reduction in revenue.

The $1.5 million decrease in general and administrative spending for the six months ended March 31, 2007 versus the same period in fiscal year 2006 resulted in part from restructuring initiatives that reduced payroll and benefit-related expenses by approximately $1.0 million and also reduced various other operating expenses. Lower costs associated with audit expenses and with external support for the second year of Sarbanes-Oxley compliance testing saved $0.8 million, and during the March 31, 2006 period the Company settled a lawsuit for approximately $0.2 million, but incurred no similar expense in the current period. These and other reductions amounting to $0.7 million were partially offset by $0.5 million in increased stock-based compensation expense, principally related to a one time cost associated with the election of two new Board members, and costs totaling approximately $0.7 million associated with the board’s review of strategic alternatives and the contested election at the Company’s annual meeting of shareholders.

Provision for Income Taxes

The Company recorded an income tax provision of $1.3 million for the six months ended March 31, 2007, as compared to a provision of $3.5 million for the corresponding period in fiscal year 2006. The reduction in tax expense is principally related to the Company’s reduction in revenue in Taiwan and other locations where the Company incurs either withholding or income taxes despite its overall operating deficits.

The income tax provision for the year was calculated based on the results of operations for the period, and does not reflect an annual effective tax rate. Since the Company cannot currently consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the period.

Financial Condition

At March 31, 2007, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $51.1 million. During the three month period ending March 31, 2007, the Company implemented a change in its practices regarding the investment of its cash which led to a substantial reduction in its holdings of marketable securities, offset by a corresponding increase in its cash and cash equivalents balance. Other than this change in investment practices, the primary sources of cash during the six months ended March 31, 2007 were proceeds from accounts receivables of $1.6 million and proceeds from stock purchases under stock option and stock purchase plans of $1.6 million. The primary use of cash during the same period was $14.0 million due to our net loss from operations.

At March 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $76.4 million. The primary source of cash during the six months ended March 31, 2006 were proceeds from account receivables of $5.0 million and stock purchase plans of $2.1 million. The primary use of cash during the same period was $11.1 million due to our net loss from operations.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $12.6 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.4 million, after sublease income of $1.3 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. See Note 3 to the condensed consolidated financial statements for further information on the Company’s restructuring plans.

Operating lease commitments decreased from $15.9 million on December 31, 2006 to $12.6 million on March 31, 2007 primarily as a result of early termination of a building lease and subsequent negotiation of a new building lease in Japan. Except for the change in Japan building leases, we did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the three month period ended March 31, 2007.

Overview

Based on past performance and current expectations, we believe that current cash and cash equivalents and marketable securities on hand and those generated from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. There are no transactions and arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Digital Development Corp. v. Phoenix Technologies Ltd. and John Does 1-100.  This case was dismissed, without prejudice, effective December 13, 2006. The Notice of Dismissal was received by the Company on March 29, 2007.

For additional information on our material legal proceedings, you should read Note 9 “Commitments and Contingencies — Litigation” in the notes to the condensed consolidated financial statements in Part I — Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our Form 10-K, except for the following new risk factor:

Agreements with Large Customers

The Company’s current and potential customers include a number of larger OEMs, ODMs and computer equipment manufacturers that enter into agreements for the purchase of large quantities of our licensed products. As such they may be able to negotiate terms in such agreements which are favorable to them and may impose risks and burdens on us that are greater than those we have historically been exposed to, including those related to indemnification and warranty provisions. These risks may become more pronounced if a larger portion of our revenue is generated from agreements directly with larger computer equipment manufacturers rather than through indirect channels.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on February 26, 2007, at which the following occurred:

ELECTION OF CLASS 1 DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY:

The stockholders elected John Mutch and Robert J. Majteles as Class 1 Directors. The vote on the matter was as follows:

John Mutch
FOR	16,524,873
WITHHELD	40,824
Robert J. Majteles
FOR	16,373,990
WITHHELD	191,707

The following individuals continued their term as directors following the Annual Meeting:

Woodson Hobbs
Dale Fuller
Anthony P. Morris
Richard M. Noling

RATIFICATION OF THE APPOINTMENT BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: The stockholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. The vote on the matter was as follows:

FOR	16,269,384
AGAINST	290,583
ABSTENTION	5,730
BROKER NON-VOTE	0

The Company entered into settlement agreements with certain Company stockholders, which entities and individuals are affiliated with the Starboard Value and Opportunity Master Fund Ltd. and AWM Investment Company, Inc., pursuant to which such stockholders agreed to withdraw their proxy solicitation. The terms of such settlement agreements were disclosed in the Company’s Report on Form 8-K dated February 13, 2007.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10	.1*	Severance and Change of Control Agreement between Phoenix and Timothy Chu dated April 27, 2007.
10.2		Agreements by and among Phoenix and certain entities and individuals affiliated with the Starboard Value and Opportunity Master Fund Ltd. and AWM Investment Company, Inc. (incorporated herein by reference to Exhibits 10.1 and 10.2 to Phoenix’s Report on Form 8-K dated February 13, 2007).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer

Date: May 9, 2007

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Executive Vice President, Strategy &
Corporate Development and Chief Financial Officer

Date: May 9, 2007

EXHIBIT INDEX

Exhibit
Number		Description

10	.1*	Severance and Change of Control Agreement between Phoenix and Timothy Chu dated April 27, 2007.
10.2		Agreements by and among Phoenix and certain entities and individuals affiliated with the Starboard Value and Opportunity Master Fund Ltd. and AWM Investment Company, Inc. (incorporated herein by reference to Exhibits 10.1 and 10.2 to Phoenix’s Report on Form 8-K dated February 13, 2007).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.