Form 10-Q
period 2007-06-30
PHOENIX TECHNOLOGIES LTD
filed 2007-08-02
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

(408) 570-1000
Registrant’s telephone number, including area code:

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

As of July 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 26,738,548.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$58,754	$34,743
Marketable securities	—	25,588
Accounts receivable, net of allowances	5,202	8,434
Other current assets	3,537	4,163

Total current assets	67,493	72,928
Property and equipment, net	2,842	4,247
Purchased technology and Intangible assets, net	542	1,458
Goodwill	14,433	14,433
Other assets	800	2,094

Total assets	$86,110	$95,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$896	$3,072
Accrued compensation and related liabilities	3,280	3,844
Deferred revenue	11,730	7,584
Income taxes payable	10,321	9,041
Accrued restructuring charges — current	570	3,287
Other accrued liabilities	2,326	3,605

Total current liabilities	29,123	30,433
Accrued restructuring charges — noncurrent	696	1,166
Other liabilities	2,735	3,385

Total liabilities	32,554	34,984
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	200,596	191,519
Retained earnings	(54,640)	(38,899)
Accumulated other comprehensive loss	(756)	(800)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	53,556	60,176

Total liabilities and stockholders’ equity	$86,110	$95,160

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
License fees	$10,678	$9,047	$26,077	$48,943
Services fees	1,902	1,403	5,275	3,208

Total revenues	12,580	10,450	31,352	52,151
Cost of revenues:
License fees	201	1,540	693	4,088
Services fees	1,811	2,729	5,768	7,943
Amortization of purchased technology	333	1,142	916	2,818

Total cost of revenues	2,345	5,411	7,377	14,849
Gross Margin	10,235	5,039	23,975	37,302
Operating expenses:
Research and development	5,204	5,858	14,056	17,735
Sales and marketing	2,554	9,548	9,399	28,258
General and administrative	3,615	5,896	12,254	16,025
Amortization of acquired intangible assets	—	17	—	52
Restructuring	(14)	1,887	3,082	1,887

Total operating expenses	11,359	23,206	38,791	63,957

Loss from operations	(1,124)	(18,167)	(14,816)	(26,655)
Interest and other income, net	479	440	1,514	1,325

Loss before income taxes	(645)	(17,727)	(13,302)	(25,330)
Income tax expense	1,129	833	2,439	4,318

Net loss	$(1,774)	$(18,560)	$(15,741)	$(29,648)

Loss per share:
Basic and Diluted	$(0.07)	$(0.73)	$(0.61)	$(1.18)
Shares used in loss per share calculation:
Basic and Diluted	26,001	25,333	25,719	25,152

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(15,741)	$(29,648)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	2,644	4,825
Stock-based compensation	3,924	3,881
Loss from disposal of fixed assets	51	2
Deferred income tax	—	790
Change in operating assets and liabilities:
Accounts receivable	3,232	11,451
Prepaid royalties and maintenance	86	2,088
Other assets	1,835	232
Accounts payable	(2,177)	274
Accrued compensation and related liabilities	(874)	489
Deferred revenue	4,148	1,254
Income taxes	1,281	(954)
Accrued restructuring charges	(3,186)	1,519
Other accrued liabilities	(1,618)	(650)

Net cash used in operating activities	(6,395)	(4,447)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	114,714	235,750
Purchases of marketable securities	(89,125)	(228,529)
Purchases of property and equipment	(373)	(1,482)
Acquisition of businesses, net of cash acquired	—	(500)

Net cash provided by investing activities	25,216	5,239

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	5,154	3,206
Repurchase of common stock	—	(1,205)

Net cash provided by financing activities	5,154	2,001

Effect of changes in exchange rates	36	56

Net increase in cash and cash equivalents	24,011	2,849
Cash and cash equivalents at beginning of period	34,743	27,805

Cash and cash equivalents at end of period	$58,754	$30,654

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of June 30, 2007 and for the three and nine month periods ended June 30, 2007 and 2006 have been prepared by Phoenix Technologies Ltd. (the “Company”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2006 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented and financial condition of the Company as of June 30, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications.  The statement of cash flows for the nine month periods ended June 30, 2006 has been adjusted due to the reclassification of certain amounts from cash and cash equivalents to marketable securities to conform to the presentation as of June 30, 2007. As of September 30, 2005 and June 30, 2006, reclassifications from cash equivalents to marketable securities totaled $9.1 million and $9.2 million, respectively. These reclassifications had no impact on the Company’s total assets, total liabilities, loss from operations or net loss for the nine months ended June 30, 2007 or 2006.

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

Revenue Recognition.  The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified updates on a “when-and-if available” basis) and training.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements license revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly royalty reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate royalty revenues, including by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

Volume Purchase Arrangements

For periods ended on or before December 31, 2006, the Company recognized revenues from volume purchase arrangements (“VPAs”) for units estimated to be consumed by the end of the following quarter, provided the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. These estimates have historically been recorded based on customer forecasts.

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

As a result of this determination, beginning with the three month period ended March 31, 2007, for volume purchase agreements (“VPAs”) with OEMs and ODMs, the Company recognizes license revenues for units consumed by the end of the current accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes royalty revenues ratably over the term of the VPA, if such amount is higher than that determined based on actual consumption by the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenue.

Fully Paid-up License Arrangements

During fiscal years 2005 and 2006, the Company had increasingly relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units, subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements were generally recognized upfront provided all other revenue recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

Services Arrangements

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

Income Taxes.  Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.

Stock-Based Compensation.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three and nine month periods ended June 30, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three and nine month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Costs and Expenses
Cost of goods sold	$52	$75	$146	$268
Research and development	394	192	970	703
Sales and marketing	218	461	707	1,529
General and administrative	505	382	2,049	1,378

Total stock-based compensation expense	$1,169	$1,110	$3,872	$3,878

There was no capitalized stock-based employee compensation cost as of June 30, 2007. There was no recognized tax benefit relating to stock-based employee compensation during the three and nine month periods ended June 30, 2007.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

The fair value of the options granted in the three and nine month periods ended June 30, 2007 and 2006 reported above has been estimated as of the date of the grant using a Black-Scholes single option pricing model with the following assumptions:

Employee Stock Options
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Expected life from grant date (in years)	3.2-10.0	3.6-10.0	3.2-10.0	3.6-10.0
Risk-free interest rate	4.8-4.9%	5.0-5.1%	4.7-5.0%	4.3-5.1%
Volatility	0.5-0.7	0.6-0.7	0.5-0.7	0.6-0.8
Dividend yield	None	None	None	None

Employee Stock Purchase Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Expected life from grant date (in years)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	4.9-5.0%	4.3-5.0%	4.8-5.1%	3.8-5.0%
Volatility	0.4-0.6	0.4-0.5	0.4-0.7	0.4-0.6
Dividend yield	None	None	None	None

Computation of Loss per Share.  Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the same number of shares as is used in the calculation of basic loss per share because adding potential common shares outstanding would have an anti-dilutive effect. For periods in which the Company reports a net income, rather than a net loss, diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 6 to the condensed consolidated financial statements for more information.

New Accounting Pronouncements.  In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN No. 48”), which is a change in accounting for income taxes. FIN No. 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, which for the Company will be its fiscal year 2008 beginning on October 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial position, results of operations and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company is its fiscal year 2007 beginning on October 1, 2006. Adoption of SAB No. 108 has had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company will be its fiscal year 2009 beginning on October 1, 2008. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.	Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(1,774)	$(18,560)	$(15,741)	$(29,648)
Other comprehensive loss
Unrealized gain (loss) from short-term investments	—	(12)	(19)	(2)
Foreign currency translation adjustments	(82)	158	63	263

Comprehensive loss	$(1,856)	$(18,414)	$(15,697)	$(29,387)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through June 30, 2007 (in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2003 Plan	Fiscal Year 2006 Plans	Fiscal Year 2006 Plans	Fiscal Year 2007 Plan	Fiscal Year 2007 Plan	Total

Balance of accrual at September 30, 2003	$3,272	—	—	—	—	$3,272
Cash payments	(1,232)	—	—	—	—	(1,232)
True up adjustments	144	—	—	—	—	144

Balance of accrual at September 30, 2004	2,184	—	—	—	—	2,184
Cash payments	(546)	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$1,857	—	1,857
Cash payments	(208)	(2,040)	(335)	(729)	—	(3,312)
True up adjustments	(109)	124	376	—	—	391

Balance of accrual at December 31, 2006	1,423	752	86	1,128	—	3,389
Provision in fiscal year 2007 plan	—	—	—	—	$947	947
Cash payments	(59)	(656)	(6)	(983)	(395)	(2,099)
True up adjustments	—	(84)	—	7	—	(77)

Balance of accrual at March 31, 2007	1,364	12	80	152	552	2,160
Cash payments	(98)	(11)	(69)	(152)	(548)	(878)
True up adjustments	—	(1)	(11)	—	(4)	(16)

Balance of accrual at June 30, 2007	$1,266	$—	$—	$—	$—	$1,266

Fiscal Year 2007 Restructuring Plan

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, Taipei, and Tokyo. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 related to the office consolidations. These restructuring costs were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended June 30, 2007, the Company paid approximately $0.7 million of the costs associated with this restructuring program. As of June 30, 2007, there are no more outstanding liabilities pertaining to the fiscal year 2007 restructuring plan.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and which better align its expense levels with its revenue plan.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended June 30, 2007, the Company paid approximately $0.1 million of the restructuring costs associated with these two restructuring programs. As of June 30, 2007, there are no more outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During the period from the first quarter of fiscal year 2003 until the fourth quarter of fiscal year 2004, the Company’s financials reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility. The liability balance was changed due to the Company’s revised estimates of sublease income. In the fourth quarter of fiscal year 2006, the Company increased the restructuring liability related to the Irvine, California facility by $0.5 million, to reflect increased estimated building operating expenses, and in the first quarter of fiscal year 2007, the Company decreased the restructuring liability by $0.1 million, to reflect decreased estimated building expenses. The total estimated unpaid portion of $1.3 million for facilities exit expenses is included under the captions “Accrued restructuring charges — current” and “Accrued restructuring charges — noncurrent” in the condensed consolidated balance sheet.

Note 4.	Other Current Assets, Other Assets, Other Accrued Liabilities — Current and Other Liabilities — Noncurrent

The following table provides details of other current assets (in thousands):

	June 30,	September 30,
	2007	2006

Other current assets:
Prepaid royalties and maintenance	$25	$111
Prepaid rent	216	368
Prepaid insurance	143	262
Prepaid taxes	1,874	1,880
Tax refunds receivable	72	184
VAT receivable	81	237
Other	1,126	1,121

Total other current assets	$3,537	$4,163

The following table provides details of other assets (in thousands):

	June 30,	September 30,
	2007	2006

Other assets
Deposits and other	$707	$1,684
Deferred tax	93	410

Total other assets	$800	$2,094

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details of other accrued liabilities-current (in thousands):

	June 30,	September 30,
	2007	2006

Other accrued liabilities:
Royalties and commissions	$207	$469
Accounting and legal fees	597	1,657
Co-op advertising	159	364
Other accrued expenses	1,363	1,115

Total other accrued liabilities	$2,326	$3,605

The following table provides details of other liabilities-noncurrent (in thousands):

	June 30,	September 30,
	2007	2006

Other non-current accrued liabilities
Accrued rent	$671	$673
Retirement reserve	1,994	2,348
Other liabilities	70	364

Total other non-current accrued liabilities	$2,735	$3,385

Note 5.	Segment Reporting and Significant Customers

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

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenues:
North America	$1,625	$1,409	$4,442	$5,233
Japan	2,224	1,274	5,219	15,565
Taiwan	7,281	5,842	18,452	25,838
Other Asian countries	1,193	1,435	2,391	3,772
Europe	257	490	848	1,743

Total Revenues	$12,580	$10,450	$31,352	$52,151

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three month period ended June 30, 2007, one customer accounted for 19% of total revenues. For the three month period ended June 30, 2006, two customers accounted for 19% and 16% of total revenues. For the nine month periods ended June 30, 2007, one customer accounted for 18% of total revenues. For the nine month periods ended June 30, 2006, one customer accounted for 13% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6.  Loss per Share

The following table presents the calculation of basic and diluted loss per share required under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net loss	$(1,774)	$(18,560)	$(15,741)	$(29,648)

Weighted average common shares outstanding	26,001	25,333	25,719	25,152
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	—	—

Weighted average diluted common and equivalent shares outstanding	26,001	25,333	25,719	25,152

Loss per share:
Basic and diluted	$(0.07)	$(0.73)	$(0.61)	$(1.18)

Basic loss per share is computed using the weighted average number of ordinary shares outstanding during the applicable periods. Due to the Company’s net loss for the three and nine month periods ended June 30, 2007 and 2006, all ordinary share equivalents from stock options were excluded from the calculation of diluted loss per share because including them would have had an anti-dilutive effect. The Company had outstanding options of approximately 5.6 million and 5.7 million as of June 30, 2007 and 2006, respectively.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended June 30, 2007 were as follows (in thousands):

		Purchased
		Technology and	Prepaid Royalties
	Goodwill	Intangible Assets, Net	and Maintenance

Net balance, March 31, 2007	$14,433	$875	$44
Amortization	—	(333)	(19)

Net balance, June 30, 2007	$14,433	$542	$25

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company had an impairment charge of approximately $41,000 for the third quarter of fiscal year 2007 included as “Amortization of purchased technology” in the income statement.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amortization of acquired intangible assets and purchased technology (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Amortization of purchased technology	$333	$1,142	$916	$2,818
Amortization of acquired intangible assets	—	17	—	52

Total acquisition-related charges	$333	$1,159	$916	$2,870

Amortization and write-down of acquired intangible assets and purchased technology are charged in cost of revenue on the statement of operations. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

The following table summarizes the expected annual amortization expense of acquired intangible assets and purchased technology (in thousands):

Expected
Amortization
Expense

Remainder of 2007	$271
Fiscal year ending September 30, 2008	271

Total	$542

Purchased technology and intangible assets are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which for the one remaining purchased technology asset is 6 years.

Note 8.	Stock Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock plans, as of June 30, 2007, restricted share awards and option grants for 5,556,984 shares of common stock were outstanding from prior awards and 2,166,516 shares of common stock were available for future awards. The outstanding awards and grants as of June 30, 2007 had a weighted average remaining contractual life of 7.6 years and an aggregate intrinsic value of approximately $11.1 million. Of the options outstanding as of June 30, 2007, there were options exercisable for 1,889,118 shares of common stock having a weighted average remaining contractual life of 4.3 years and an aggregate intrinsic value of $2.2 million.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Company’s stock option plans is summarized as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at October 1, 2006	7,385,227	$7.56
Options granted	1,691,339	7.09
Options exercised	(722,423)	5.66
Options canceled	(2,797,217)	8.48

Outstanding at June 30, 2007	5,556,926	7.20
Exercisable at June 30, 2007	1,889,118	$9.47

The weighted-average grant-date fair value of equity options granted through the Company’s stock plans for the nine month periods ended June 30, 2007 and 2006 are $3.98 and $4.12, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the nine month periods ended June 30, 2007 and 2006 are $2.75 and $2.46, respectively. The total intrinsic value of options exercised for the quarters ended June 30, 2007 and 2006 are $1.1 million and $0.5 million, respectively.

Nonvested restricted stock activity for the three and nine month periods ended June 30, 2007 and 2006 is summarized as follows:

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
		Weighted Average		Weighted Average
	Non-Vested	Grant-Date Fair	Non-Vested	Grant-Date Fair
	Number of Shares	Value	Number of Shares	Value

Nonvested stock at beginning of period	324,700	$4.94	451,000	$4.97
Granted	—	—	125,000	4.88
Vested	—	—	(5,000)	5.38
Forfeited	(12,100)	5.12	(258,400)	4.97

Nonvested stock at June 30, 2007	312,600	$4.93	312,600	$4.93

As of June 30, 2007, $1.2 million of total unrecognized compensation costs related to nonvested awards was expected to be recognized over a weighted average period of 3.3 years.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for January 2008. The Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

In addition to shares of the Company’s common stock, the ISI Agreement earn-out provisions also provide for aggregate cash payments of up to $1.5 million, if certain revenue and technology utilization criteria are met. There is no minimum payment requirement in the earn-out provisions, which cover a five year period. No payments were earned through September 30, 2002 and 2003. For each year between fiscal year 2004 and fiscal year 2006, the Company paid $0.5 million, for a total of $1.5 million, in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill.

Note 10.	Income Taxes

The Company recorded an income tax provision of $1.1 million and $2.4 million for the three and nine months ended June 30, 2007 as compared to an income tax provision of $0.8 million and $4.3 million for the same periods ended June 30, 2006. The income tax provisions for the three and nine months ended June 30, 2007 and 2006 were comprised of taxes on foreign income and foreign withholding taxes (primarily in Taiwan), as well as some U.S. state income taxes.

The income tax provision for the quarter was calculated based on the results of operations for the nine months ended June 30, 2007, and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

The effective tax rate for the nine months ended June 30, 2007 was (18%) compared with (17%) for the comparable period ended June 30, 2006. Although the Company has net losses for each of the nine month periods ended June 30, 2007 and 2006, the Company still incurred tax obligations in certain jurisdictions during these periods.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of June 30, 2007, the Company has deferred tax assets of $42.3 million, and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.1 million at June 30, 2007 remains recorded for the activities in Japan for which no valuation allowance is necessary.

As of June 30, 2007, the Company continues to have a tax exposure related to transfer-pricing as a result of a notice received from the Taiwan Tax Authorities in the fourth quarter of fiscal year 2005. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $9.0 million (tax and interest) exists, which as of June 30, 2007 has been fully reserved.

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

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: whether and when we will be able to return to profitability; our ability to complete the transition from our historical reliance on paid-up licenses to VPAs and pay-as-you-go arrangements; our dependence on the timing of other industry participants’ release of technology; whether our restructurings in 2006 and the first quarter of 2007 prove to be successful in improving our efficiency of operations and whether further restructurings become necessary; whether our recent reductions in workforce will have a materially negative impact on employee morale or our ability to fulfill contractual obligations; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to attract and retain key personnel; our ability to successfully integrate our new members of senior management; variations in demand for digital devices; the rate of adoption of new operating system and microprocessor design technology; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; the ability of our customers to introduce and market new products that incorporate our products; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our effective tax rates; our ability to successfully sell into new markets where we do not have significant prior experience; changes in financial accounting standards and our cost of compliance; changes in our relationship with leading software and semiconductor companies; our dependence on key customers; product and price competition in our industry; risks associated with our international sales and other activities, including currency fluctuations, acts of war or global terrorism, and changes in laws and regulations relating to our employees in international locations; and the effects of software viruses, power shortages and unexpected natural disasters. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

For a more detailed discussion of these and other risks associated with our business, see “ Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power up in order to test, initialize and manage the functionality of the device’s hardware. Our products are incorporated in over 100 million devices per year, giving us global market share leadership in the CSS sector.

The Company also licenses software developer kits (“SDKs”) to qualified partners for the development of core-resident, integrated, value-add software applications built on our CSS platform. These partners, including independent software vendors, independent hardware vendors, OEMs, ODMs, system integrators and system builders, can build and deploy applications in categories such as utilities, productivity, security and content delivery using our development tools.

The Company has developed and markets a family of software application products that restore a device’s data, enable device identification to a network and provide “instant-on” access to certain frequently used applications. Although the true end-users of these applications products are enterprises, governments and service providers, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

Finally, the Company derives additional revenue from providing support services such as training, maintenance and engineering expertise to our software customers.

Thus Phoenix revenue arises from two sources:

1. License fees — revenue arising from agreements that license Phoenix intellectual property rights to a third party. Primary license fee sources include 1) Core System Software, system firmware development platforms, firmware agents and firmware run-time licenses, 2) software development kits and software development tools, 3) device driver software, 4) embedded operating system software and 5) embedded application software.

2. Service fees — revenue arising from agreements that provide for the delivery of professional engineering services. Primary service fees sources include software deployment, software support, software development and technical training.

Fiscal Year 2007 Third Quarter Overview

The three month period ended June 30, 2007 was only the third full quarter of the Company’s operations since the arrival of the Company’s new management team led by Chief Executive Officer, Woody Hobbs.

The Company’s results for the quarter reflect the continuing implementation of new strategic and tactical plans developed under this new leadership team. Under these plans the Company has implemented substantial changes to its business, including significant changes to sales practices and pricing policies, intended to stabilize the Company’s revenue from its CSS business and to enhance overall operating margins. This was also the third full quarter to reflect the Company’s previous decisions to discontinue the marketing and sale of enterprise application software products and to cease the use of fully paid-up licenses in its CSS business, and to rely instead on volume purchase license agreements (“VPAs”) and pay-as-you-go consumption-based license arrangements.

During the quarter, management continued to take additional steps to reduce overall operating costs and to drive higher efficiencies through the Company. Although the Company’s total workforce increased from 322 employees at April 1, 2007 to 329 employees as of July 1, 2007, total expenditures were reduced as the cost management initiatives launched in prior quarters took their full effect.

The Company’s reported revenue for the quarters ended March 31, 2007 and June 30, 2007 reflects a conclusion it reached in April 2007 that it would no longer be appropriate to rely on customer forecasts of their consumption of the Company’s products when reporting revenue from VPA and other similar agreements. The Company based this decision on a detailed analysis of the reliability of such customer forecasts when compared to subsequently received reports of actual consumption of its products.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates have historically been recorded based on customer forecasts.

Actual consumption that is subsequently reported by these same customers is regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding their actual consumption of its products during the three month period ended March 31, 2007, and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts are no longer a reliable indicator of future consumption. Since the Company no longer consider the associated revenue to be reliably determinable, it was no longer appropriate to include future period consumption in current period revenue. As a result, no revenue associated with consumption of products that is forecasted to occur in future periods has been included in revenue for the quarter ended June 30, 2007.

Overall total revenue for the three months ended June 30, 2007 increased to $12.6 million from $10.5 million (a 20% increase) in the same period of fiscal year 2006. The increase in revenue was principally attributable to recurring quarterly revenue associated with VPA and similar licenses, including new revenue from customers who had generated little or no revenue in recent periods as a result of having previously purchased fully paid-up licenses. The Company ceased the use of fully paid-up licenses in favor of VPA licenses in September 2006, which offer higher per unit rates.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license fees upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, the Company began changing its licensing practices away from heavy reliance on paid-up licenses to VPAs for large customers, and pay-as-you-go consumption-based license arrangements with smaller customers. In the fourth quarter of fiscal year 2006, the Company ceased all sales of paid-up licenses.

The Company’s revenues for the three months ended June 30, 2007 include revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts, were no longer authorized to continue to deploy the products covered by those licenses.

Gross margins for the three months ended June 30, 2007 were $10.2 million, a 103% increase from gross margins of $5.0 million in the third quarter of fiscal year 2006. This increase resulted from the increase in revenue described above combined with: (a) a reduction of license costs associated with discontinued enterprise application products; (b) a reduction of service costs as a result of cost management initiatives launched in prior quarters referred to above; and (c) a reduction in the amortization of purchased technology which was principally due to a write-down of such assets in an earlier period.

Operating expenses for the three months ended June 30, 2007 were $11.4 million, a reduction of 51% from $23.2 million for the same period in the prior year. This reduction was principally associated with restructuring initiatives announced during the second half of fiscal year 2006 and the further restructuring undertaken during the first half of fiscal year 2007.

The Company incurred a net loss of $1.8 million for the three months ended June 30, 2007, compared to a net loss of $18.6 million for the same period of fiscal year 2006. The decrease in net loss is principally the result of the $2.1 million increase in reported revenue combined with the effects of the cost control initiatives implemented by the new management team, which generated a $3.1 million reduction in costs of revenues and an $11.8 million reduction in operating expenses.

Critical Accounting Policies and Estimates

In April 2007, we announced that we would no longer rely on customer consumption forecasts in the determination of revenue from VPA and other similar customer agreements for the reasons described under the caption “Revenue Recognition” in Note 1 to the condensed consolidated financial statements above.

With this exception, we believe there have been no significant changes during the three months ended June 30, 2007 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amount from period to period (in thousands, except percentages):

				% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended June 30:
Revenues	$12,580	$10,450	20%	100%	100%
Cost of revenues	2,345	5,411	(57)%	19%	52%

Gross margin	10,235	5,039	103%	81%	48%
Research and development	5,204	5,858	(11)%	41%	56%
Sales and marketing	2,554	9,548	(73)%	20%	92%
General and administrative	3,615	5,896	(39)%	29%	56%
Amortization of acquired intangible assets	—	17	(100)%	—	—
Restructuring	(14)	1,887	(101)%	—	18%

Total operating expenses	11,359	23,206	(51)%	90%	222%
Loss from operations	$(1,124)	$(18,167)

				% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Nine months ended June 30:
Revenues	$31,352	$52,151	(40)%	100%	100%
Cost of revenues	7,377	14,849	(50)%	24%	28%

Gross margin	23,975	37,302	(36)%	76%	72%
Research and development	14,056	17,735	(21)%	45%	34%
Sales and marketing	9,399	28,258	(67)%	30%	54%
General and administrative	12,254	16,025	(24)%	39%	31%
Amortization of acquired intangible assets	—	52	(100)%	—	—
Restructuring	3,082	1,887	63%	10%	4%

Total operating expenses	38,791	63,957	(39)%	124%	123%
Loss from operations	$(14,816)	$(26,655)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues by geographic region for the three months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended June 30:
North America	$1,625	$1,409	15%	13%	13%
Japan	2,224	1,274	75%	18%	12%
Taiwan	7,281	5,842	25%	58%	56%
Other Asian countries	1,193	1,435	(17)%	9%	14%
Europe	257	490	(48)%	2%	5%

Total Revenues	$12,580	$10,450	20%	100%	100%

Total revenues for the third quarter of fiscal year 2007 increased by $2.1 million, or 20%, compared with the same period in fiscal year 2006. Revenues for the third quarter of fiscal year 2007 from North America, Japan, and Taiwan increased over the same period for fiscal year 2006 by 15%, 75% and 25%, respectively. Revenue for the third quarter of fiscal year 2007 from other Asian countries and Europe decreased over the same period for fiscal year 2006 by 17% and 48%, respectively. The increases in North America, Japan and Taiwan are from recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements. The decrease in other Asian countries is primarily attributable to the Company exiting the enterprise application software business in December 2006. The decrease in Europe was a result of a paid-up license transaction recorded in the third quarter of fiscal 2006 as well as lower application revenue due to the Company exiting the enterprise application software business in December 2006.

Revenues for the three months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended June 30:
License fees
Fully paid-up	$—	$3,513	(100)%	—	34%
Other	10,678	5,534	93%	85%	53%

	10,678	9,047	18%	85%	87%
Service fees	1,902	1,403	36%	15%	13%

Total revenues	$12,580	$10,450	20%	100%	100%

License fees for the third quarter of fiscal year 2007 were $10.7 million, an increase of 18% from revenues of $9.0 million in the third quarter of fiscal year 2006. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements. Paid-up license fees for the third quarter of fiscal year 2007 were zero as compared to $3.5 million of revenue from paid-up licenses for the third quarter of fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $10.7 million in the third quarter of fiscal year 2007, an increase of $5.2 million or 93% from $5.5 million of such revenues in the same period of the previous year.

In the third quarter of fiscal year 2007, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of generally nine to twelve months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced or recorded by the Company. As of the end of the third quarter of fiscal 2007, the total amount which has not been recorded by the Company on all of its VPA agreements was approximately $14.4 million. The Company expects to invoice and recognize this $14.4 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognition of this revenue.

As a percentage of total revenue, license fees were 85% for the three months ended June 30, 2007 versus 87% for the same period in the previous fiscal year. This decrease is principally attributable to the sale of fully paid-up licenses in the earlier period.

Service fees for the three months ended June 30, 2007 were $1.9 million, an increase of $0.5 million, or 36%, from $1.4 million for the same period in fiscal year 2006. As a percentage of total revenue, service fees were 15% in the third quarter of fiscal year 2007 versus 13% for the same period in fiscal year 2006. The increase in service fees is principally a result of a large engineering contract signed with a single customer as well as overall price increases for engineering and support services, while the increase in service fees as a percentage of total revenue is principally a result of the sale of fully paid-up licenses in the earlier period.

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

Cost of revenues decreased by 57% from $5.4 million in the third quarter of fiscal year 2006 to $2.3 million in the third quarter of fiscal year 2007. Cost of revenues associated with license fees declined by 87%, from $1.5 million to $0.2 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of enterprise software products which included licensed intellectual property and high fulfillment costs. Cost of revenues associated with service fees declined by 33% from $2.7 million to $1.8 million despite the growth in service fees. The decline in costs was principally a result of the Company’s previously stated restructuring initiatives that eliminated service related costs involved in the sale and support of enterprise software products. Amortization of purchased technology was reduced from $1.1 million to $0.3 million, principally as a result of earlier write-downs.

Gross margin percentages increased from 48% of total revenues for the three months ended June 30, 2006 to 81% of total revenues for same period of fiscal year 2007. Gross margins for the three months ended June 30, 2007 were $10.2 million, a 103% increase from gross margins of $5.0 million in the third quarter of fiscal year 2006. These improvements were principally due to the reductions in the cost of revenues as described above combined with the increase in overall revenue and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.

Research and development expenses were reduced by 11% to $5.2 million for the three months ended June 30, 2007 from $5.9 million for the year earlier period. As a percentage of revenues, these expenses represent 41% and 56%, respectively.

The $0.7 million decrease in research and development expense for the three months ended June 30, 2007 versus the same period in fiscal year 2006 was principally a result of the restructuring initiatives which brought lower payroll and related benefit expenses of $0.3 million, primarily related to reductions in enterprise application product development staff. We also continue to concentrate development staffing in lower cost economic regions in China and India. Decreases also resulted from the lower use of consultants in the amount of $0.2 million on enterprise application development projects and net reduction of $0.2 million in other cost management programs.

The decrease in research and development expense as a percentage of revenue is principally the result of the combination of the revenue increase and the reduction in R&D costs described above.

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

Sales and marketing expenses were reduced by 73% to $2.5 million for the three months ended June 30, 2007 from $9.5 million for the year earlier period. As a percentage of revenues, these expenses represent 20% and 92%, respectively.

The $7.0 million decrease in sales and marketing expenses for the three months ended June 30, 2007 versus the same period in the prior fiscal year was principally a result of restructuring initiatives which included the elimination of costs associated with marketing enterprise software applications. The savings included (i) lower payroll, benefit related and stock-based compensation expenses of approximately $3.8 million due to workforce reductions and resource alignment to our core product strategy, (ii) decreased spending on travel and entertainment in the amount of $0.8 million, (iii) decreased marketing program expenses of $1.3 million, and (iv) net reductions of $1.1 million due to other cost management programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal services.

General and administrative expenses were $3.6 million and $5.9 million for the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenues, these represent 29% and 56%, respectively. This decrease as a proportion of revenue is principally a result of the overall increase in revenue combined with the expense reductions described below.

Our spending on general and administrative costs for the three months ended June 30, 2007 declined by 39%, or $2.3 million, compared to the same period in fiscal year 2006, principally as a result of cost control initiatives undertaken shortly after the arrival of the new management team in September 2006. Staff in administrative areas was reduced from 85 employees to 54, which contributed to a reduction of $1.3 million in payroll and benefit-related expenses and reduced use of consultants and professional services contributed savings of $0.9 million. Other net reductions of $0.1 million were due to lower travel and office costs which were offset by an increased allocation to G&A of facilities costs which was principally a result of the marketing staff reductions.

Provision for Income Taxes

The Company recorded an income tax provision of $1.1 million for the three months ended June 30, 2007, as compared to a provision of $0.8 million for the corresponding period in fiscal year 2006. The increase in tax expense is principally related to the Company’s increase in revenue in Taiwan and other locations where the Company incurs either withholding or income taxes, despite its overall operating deficits.

The income tax provision for the quarter was calculated based on the results of operations for the quarter and does not reflect an annual effective tax rate. Since the Company cannot currently consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to operating income for the quarter.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Revenues

Revenues by geographic region for the nine months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Nine months ended June 30:
North America	$4,442	$5,233	(15)%	14%	10%
Japan	5,219	15,565	(66)%	17%	30%
Taiwan	18,452	25,838	(29)%	59%	50%
Other Asian countries	2,391	3,772	(37)%	7%	7%
Europe	848	1,743	(51)%	3%	3%

Total Revenues	$31,352	$52,151	(40)%	100%	100%

Total revenues for the first nine months in fiscal year 2007 decreased by $21.0 million, or 40%, compared with the same period in fiscal year 2006. Revenues for the first nine months in fiscal year 2007 from North America, Japan, Taiwan, other Asian countries and Europe all decreased over the same period for fiscal year 2006 by 15%, 66%, 29%, 37% and 51%, respectively. The decreases in North America, Japan and Taiwan were attributable to large paid-up license transactions recorded during fiscal year 2006. Decreases in other Asian countries and Europe were attributable to sales of paid-up licenses in the earlier period as well as a decrease in application revenue due to the Company exiting the enterprise application business.

Revenues for the nine months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Nine months ended June 30:
License fees
Fully paid-up	$—	$29,223	(100)%	—	56%
Other	26,077	19,720	32%	83%	38%

	26,077	48,943	(47)%	83%	94%
Service fees	5,275	3,208	64%	17%	6%

Total revenues	$31,352	$52,151	(40)%	100%	100%

License fees for the nine months in fiscal year 2007 were $26.1 million, a decrease of 47% from revenues of $48.9 million in the same period for fiscal year 2006. This reduction was principally due to the prior use of paid-up licenses. Paid-up license fees for the first nine months in fiscal year 2007 were zero as compared to $29.2 million of revenue from paid-up licenses for the same period for the fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $26.1 million in the nine months in fiscal year 2007, an increase of $6.4 million, or 32%, from $19.7 million of such revenues in the same period of the previous year.

In the first nine months of fiscal year 2007, the Company executed several large VPA transactions with its customers, with payment terms spread over periods of generally nine to twelve months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced and recorded by the Company. As of the end of the third quarter of fiscal 2007, the total amount which has not been recorded by the Company on all of its VPA agreements was approximately $14.4 million. The Company expects to invoice and recognize this $14.4 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognition of this revenue.

As a percentage of total revenues, license fees were 83% for the nine months ended June 30, 2007 versus 94% for the same period of the previous fiscal year. This reduction was caused principally by the elimination of the use of paid-up licenses and the increase in service revenue described below.

Service fees for the nine months ended June 30, 2007 increased $2.1 million, or 64%, from $3.2 million in fiscal year 2006 to $5.3 million in the same period of fiscal year 2007. As a percentage of total revenue, service fees were 17% in fiscal year 2007 versus 6% for the same period in fiscal year 2006. The significant improvement in service fees is a result of increased pricing and increases in sales of revenue producing engineering and support services contracts with our customers, while the increase in service fees as a percentage of total revenue is a result of this increase combined with the decline in license fees.

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

Cost of revenues decreased by 50% from $14.8 million in the first nine months of fiscal year 2006 to $7.4 million in the same period of fiscal year 2007. Costs of revenues associated with license fees declined by 83%, from $4.1 million to $0.7 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of enterprise software products which included licensed intellectual property and high fulfillment costs. Costs of revenue associated with service fees declined by 27%, from $7.9 million to $5.8 million, despite the substantial growth in service fees. The reduction was principally a result of the Company’s restructuring initiatives which eliminated certain service related costs, including those which supported the Company’s discontinued enterprise application software business. Amortization of purchased technology was reduced from $2.8 million to $0.9 million principally as a result of earlier write-downs.

Gross margin percentages increased from 72% of total revenues for the nine months ended June 30, 2006 to 76% of total revenues for the same period of fiscal year 2007. Despite the significant reduction in overall revenue and the higher proportion of service fees to license fees, margins were increased though reductions in costs of license fees, the reductions in the costs of service fees discussed above, and the earlier write-downs of acquired intangible assets and purchased technology.

Gross margins for the nine months ended June 30, 2007 were $24.0 million, a 36% reduction from gross margins of $37.3 million in the same period of fiscal year 2006. This decline resulted principally from the reduction in revenue offset by the cost reductions described above.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.

Research and development expenses were reduced by 21% to $14.1 million for the nine months ended June 30, 2007 from $17.7 million for the nine months ended June 30, 2006. As a percentage of revenues, these expenses represent 45% and 34%, respectively.

The $3.6 million decrease in research and development expense for the nine months ended June 30, 2007 versus the same period in fiscal year 2006 was principally a result of the restructuring initiatives which resulted in lower payroll and related benefit expenses of approximately $1.9 million, primarily related to reductions in enterprise application product development staff. We also continue to concentrate development staffing in lower cost economic regions in China and India. A decrease of $1.1 million resulted from lower use of consultants on enterprise application development and a focus on core system software development. The remaining net decrease of $0.6 million was realized through aggressive cost management programs to reduce travel and to leverage existing capital assets.

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

Sales and marketing expenses were reduced by 67% to $9.4 million for the nine months ended June 30, 2007 from $28.3 million for the nine months ended June 30, 2006. As a percentage of revenues, these expenses represent 30% and 54%, respectively.

The $18.9 million decrease in sales and marketing expenses for the three months ended June 30, 2007 versus the same period in the prior fiscal year was principally a result of restructuring initiatives which included the elimination of costs associated with marketing enterprise software applications. The savings included lower payroll, commission, benefit — related and stock-based compensation expenses of approximately $10.7 million due to workforce reductions and resource alignment to our core product strategy, decreased spending on travel and entertainment of $2.2 million, decreased marketing programs expenses of $3.7 million, $1.5 million in reduced outside support services and net reductions in other costs of $0.8 million due to aggressive cost management programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees such as audit and legal services.

General and administrative expenses declined by 24% to $12.3 million for the nine months ended June 30, 2007 from $16.0 million for the nine months ended June 30, 2006. As a percentage of revenues, these represent 39% and 31%, respectively. This increase as a proportion of revenue is principally a result of the overall reduction in revenue.

The $3.8 million decrease in general and administrative spending for the nine months ended June 30, 2007 versus the same period in fiscal year 2006 resulted in part from restructuring initiatives that reduced payroll and benefit-related expenses by approximately $2.4 million and also reduced various other operating expenses. Lower costs associated with audit expenses and with external support for the third year of Sarbanes-Oxley compliance testing saved $1.7 million, and during the June 30, 2006 period the Company settled a lawsuit for approximately $0.2 million, but incurred no similar expense in the current period. These and other reductions amounting to $0.9 million were partially offset by $0.7 million in increased stock-based compensation expense, principally related to one time costs associated with the election of new Board members, and costs totaling approximately $0.7 million associated with the board’s review of strategic alternatives and the contested election at the Company’s annual meeting of shareholders.

Provision for Income Taxes

The Company recorded an income tax provision of $2.4 million for the nine months ended June 30, 2007, as compared to a provision of $4.3 million for the corresponding period in fiscal year 2006. The reduction in tax expense is principally related to the Company’s reduction in revenue in Taiwan and other locations where the Company incurs either withholding or income taxes.

The income tax provision for the year was calculated based on the results of operations for the period, and does not reflect an annual effective tax rate. Since the Company cannot currently consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the period.

Financial Condition

At June 30, 2007, our principal source of liquidity consisted of cash and cash equivalents totaling $58.8 million. During the nine month periods ended June 30, 2007, to reduce administrative costs and liquidity risks, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, during the nine month periods ended June 30, 2007, the Company sold marketable securities of $25.6 million and moved the proceeds to money market funds. Other than this change in investment practices, the primary sources of cash during the nine months ended June 30, 2007 were proceeds from accounts receivables of $3.2 million, the proceeds of reductions in deposits and other similar assets of $1.8 million, increased deferred revenue from customers of $4.1 million, and proceeds from stock purchases under stock option and stock purchase plans of $5.2 million. The primary uses of cash during the same period were $15.7 million due to our net loss from operations, $3.8 million in reductions of accounts payable and other accrued expenses, and $3.2 million in payments related to accrued restructuring charges.

At June 30, 2006, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $70.5 million. The primary source of cash during the nine months ended June 30, 2006 were proceeds from account receivables of $11.5 million, net of proceeds from the sale of investments of $7.2 million, and stock purchase under stock option and stock purchase plans of $3.2 million. The primary use of cash during the same period was $29.6 million due to our net loss from operations.

Commitments

We have commitments under non-cancelable operating leases ranging from one to ten years for $12.1 million. The operating lease obligations include a net lease commitment for the Irvine location of $1.3 million, after committed sublease income of $1.2 million. The Irvine net lease commitment was expensed in the Company’s fiscal year 2003 first quarter. See Note 3 to the condensed consolidated financial statements for further information on the Company’s restructuring plans.

Operating lease commitments decreased from $12.6 million on March 31, 2007 to $12.1 million on June 30, 2007 primarily as a result of the early termination of a building lease. We did not enter into any additional material commitments for capital expenditures or non-cancelable purchase commitments during the three month period ended June 30, 2007.

Overview

Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and those generated from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. There are no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for January 2008. The

Company does not believe that the case has merit and intends to vigorously defend itself. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

Additional information on our material legal proceedings may be found in Note 9 “Commitments and Contingencies — Litigation” in the notes to the condensed consolidated financial statements in Part I — Item 1 of this report.

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

Date: August 2, 2007

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Executive Vice President, Strategy &
Corporate Development and Chief Financial Officer

Date: August 2, 2007

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