Form 10-K
period 2007-09-30
PHOENIX TECHNOLOGIES LTD
filed 2007-11-15
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, par value $.001
Preferred Stock Purchase Rights
(Title of each Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 30, 2007 was $116,700,700 based upon the last reported sales price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2007 was 27,119,464.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2007 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers and future revenue growth, plans to improve and enhance existing products, plans to develop and market new products, trends we anticipate in the industries and economies in which we operate, the outcome of pending disputes and litigation, and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K include the factors described in the section of this Form 10-K entitled “Item 1A-Risk Factors.” These factors include, but are not limited to: our dependence on key customers; our ability to successfully enhance existing products and develop and market new products and technologies; whether and when we will be able to return to profitability; our ability to meet our capital requirements in the long-term and maintain positive cash flow from operations; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; the effects of any software viruses or other breaches of our network security, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; and changes in our effective tax rates. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.	BUSINESS

Description of Business

Phoenix Technologies Ltd. (“Phoenix” or the “Company”) designs, develops and supports core system software for personal computers and other computing devices. Our products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices. We sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to our customers.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware. We believe that our products are incorporated into over 125 million computing devices each year, making us the global market share leader in the CSS sector.

The Company also designs, develops and supports software products and services that provide the users of personal computers with enhanced device utility, reliability and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, service providers and individuals, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

The Company derives additional revenue from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

The Company was incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986. The Company’s headquarters is in Milpitas, California. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, the telephone number at that location is +1 (408) 570-1000 and the Company’s website is www.phoenix.com.

Products

Described below are certain selected products sold by the Company.

Phoenix Core Systems Software (CSS)

Phoenix’s CSS products include:

Phoenix SecureCore

Phoenix SecureCoreTM is our primary CSS product, and consists of the firmware that, together with its predecessor TrustedCore, runs many of today’s most modern computers. SecureCore supports and enables the compatibility, connectivity, security and manageability of the various components of modern desktop and notebook PCs, PC-based servers and embedded computing systems. The SecureCore product group was released during fiscal year 2007 and includes support for a wide variety of new features developed by semiconductor manufacturers who provide products to the PC industry.

Phoenix TrustedCore

Phoenix TrustedCoreTM is the predecessor to SecureCore and was the leading product from our CSS product group until the launch of SecureCore during fiscal year 2007. Customers can continue to purchase TrustedCore object licenses and source code to support older silicon versions in their new and existing products.

Phoenix Award

The Phoenix Award CSS product group supports fast time to market for high volume PC and digital device electronics design and manufacturing companies. Typically these manufacturers operate on short design and product life cycles. The Phoenix Award product group delivers the standards-based features, simplicity and small code size necessary for this dynamic market segment. Our Phoenix Award CSS product group consists of both our AwardCoreTM CSS product group and our legacy Award BIOSTM product group. Our customers can continue to purchase Award BIOS object licenses and source code to support older silicon versions in their new and existing products.

Developments in Core System Software

In recent years, the personal computing industry has been migrating to a new overall design concept for the standardization of Core System Software. This standardization concept was initially pioneered by Intel with its Extensible Firmware Interface (“EFI”), created for CSS support of the Itanium processor, and the Platform Innovation Framework. Intel’s initial implementation of EFI has continued to evolve in recent years and this overall design concept is now supported by a wide industry consortium called the Unified EFI Forum, Inc., which includes Microsoft, Intel, AMD, Phoenix and others. Under this design concept, firmware has become more modular and standardized than it had been in the past. As a result, computer silicon providers are now able to deliver hardware drivers that can be easily integrated into the CSS by both independent BIOS vendors and computer OEM’s and ODM’s. In addition, due to the standardization of the interfaces, individual developers can also build add-ons or plug-ins to standard interface specifications and deliver products that may be incorporated with firmware platforms from a variety of vendors. Vendor support of these new design concepts and industry standards eases the burden of continually porting features and customizations to new hardware and personal computer designs.

The current Phoenix SecureCore architecture incorporates these philosophies, and hence supports various device drivers and value-added service offerings known as add-ons and plug-ins that we and others may sell in the future.

Phoenix New Products

Phoenix FailSafe Solution

The Phoenix FailSafeTM solution is an advanced theft-loss protection and prevention solution for mobile PCs. The FailSafe solution consists of an embedded tamper-resistant agent that resides in the mobile device and a network connected secure communications center (“SCC”). The SCC enables users to set policies for their mobile devices and then monitors those devices to detect and prevent violations of those policies. Optional features of this product include the ability for users to encrypt data on the mobile device as well as to retrieve or remove information from the device remotely. This product and the related service offering were developed by Phoenix during fiscal year 2007, and were officially launched in October 2007, so have yet to produce revenue for the Company.

Phoenix HyperSpace

The Phoenix HyperSpaceTM family of products provides an environment that enables various Phoenix and third party applications to be installed on a device and to operate independently from the user’s primary operating system. A primary component of this family is a lightweight virtualization engine called Phoenix HyperCoreTM, which allows multiple purpose-built applications to operate autonomously alongside the primary operating system. With HyperCore these applications can run at any time, before the primary operating system has been loaded, while it is running or after it has shut down, and users can instantaneously switch between their primary operating system and the HyperSpace environment with a single button or mouse click. Within the HyperSpace environment a specialized kernel provides services, management and security for the purpose-built applications. This product family was developed by Phoenix during fiscal year 2007, and was officially launched in November 2007, so has yet to produce revenue for the Company.

Sales and Marketing

The Company sells its products and services through a global direct sales force with sales offices in North America, Japan and the Asia Pacific region, as well as through a network of regional distributors and sales representatives. We market to OEMs, ODMs, resellers, system integrators, and system builders as well as to independent software vendors.

Our products and services are sold directly to larger OEMs and ODMs of PCs and of embedded systems, many of which are global technology leaders. These include:

Original Equipment Manufacturers

Dell Inc.	International Business Machines Corporation	Samsung Electronics Co. Ltd.
Foxconn Electronics Inc.	LG Electronics Inc.	Sharp Corporation
Fujitsu Ltd.	Lenovo (Singapore) Pte. Ltd.	Sony Corporation
Fujitsu Siemens Computers GmbH	Matsushita Electric Industrial Co., Ltd.	Toshiba Corporation
Hewlett-Packard Company	NEC Corporation

Original Design Manufacturers	Motherboard Manufacturers	Non-PC Systems

Arima Computer Corporation	ASUSTeK Computer Inc.	Motorola, Inc.
Compal Electronics Inc.	Elitegroup Computer Systems Co., Inc.	NEC Corporation
Inventec Corporation	Giga-byte Technology Co., Ltd.	Taito Corporation
Quanta Computer, Inc.	Micro-Star International Co., Ltd.
Wistron Corporation

Significant Customers

Quanta Computer, Inc. accounted for 18% of the Company’s total revenues in fiscal year 2007. Fujitsu Ltd. accounted for 12% of the Company’s total revenues in fiscal year 2006. Lenovo (Singapore) Pte. Ltd. and Quanta Computer, Inc. accounted for 15% and 12%, respectively, of the Company’s total revenues in fiscal year 2005. No other customer accounted for more than 10% of total revenues in fiscal years 2007, 2006 or 2005.

International Sales and Activities

Revenues derived from international sales comprise a majority of total revenues. During fiscal years 2007, 2006 and 2005, $39.4 million, or 84%, $54.1 million, or 89%, and $74.7 million, or 75%, of total revenues for each of the respective years were derived from sales outside of the U.S. See Note 8 to the Consolidated Financial Statements for information relating to revenues by geographic area. We have international sales and engineering offices in Japan, Korea, Taiwan, China and India. Almost all of our license fees and royalty contracts are U.S. dollar denominated; however, we do enter into non-recurring engineering (“NRE”) service contracts in Japan in the local currency.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China, Taiwan and India. Approximately 71%, or 237, of our employees are located outside of the U.S. as of September 30, 2007.

Competition

The Company competes for sales primarily with in-house research and development (“R&D”) departments of PC and component manufacturers such as Dell, Hewlett Packard, Toshiba and Intel. These manufacturers may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than we do. We believe that OEM and ODM customers often license our CSS products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features; (2) easily leverage the additional value of our other software solutions; (3) improve time to market;

(4) reduce product development risks; (5) minimize product development and support costs; and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for sales with other independent suppliers, including American Megatrends Inc., a privately held U.S. company, and Insyde Software Corp., a public company based and listed in Taiwan.

Product Development

The Company constantly seeks to develop new products, maintain and enhance our current product lines, maintain technological competitiveness and meet continually changing customer and market requirements. Our research and development expenditures in fiscal years 2007, 2006 and 2005 were $19.2 million, $22.9 million and $20.4 million, respectively. All of our expenditures for research and development have been expensed as incurred. As of September 30, 2007, the Company’s research and development and customer engineering group included 246 full-time employees, or 74%, of our total workforce.

Intellectual Property and Other Proprietary Rights

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in our technology. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where there is a potential market for our products. As of September 30, 2007, we have been issued 79 patents in the U.S. and have 38 patent applications in process in the U.S. Patent and Trademark Office. On a worldwide basis, we have been issued 155 patents with respect to our product offerings and have 137 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. There can be no assurance that any of these patents would be upheld as valid if challenged. Of the key patents and copyrights that are most closely tied to our product offerings, none are set to expire within the next eight years.

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

In recent years, there has been a marked increase in the number of patents applied for and issued with respect to software products. Although we believe that our products do not infringe on any patents, copyright or other proprietary rights of third parties, we have no assurance that third parties will not obtain, or do not have, intellectual property rights covering features of our products, in which event we or our customers might be required to obtain licenses to use such features. If an intellectual property rights holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain products or stop marketing them.

Compliance with Environmental Regulations

The Company’s compliance with federal, state and local provisions enacted or adopted for protection of the environment has had no material effect upon our capital expenditures, earnings or competitive position.

Employees

As of September 30, 2007, we employed 334 full-time employees worldwide, of whom 246 were in research and development and customer engineering, 35 were in sales and marketing, and 53 were in general administration. Other than in Nanjing, China, where our employees have formed a trade union in accordance with local laws and regulations, our employees are not represented by any labor organizations. We have never experienced a work stoppage and we consider our employee relations to be satisfactory.

Executive Officers of the Company

The executive officers of the Company serve at the discretion of the Board of Directors of the Company. As of the filing date of this Form 10-K, the executive officers of the Company are as follows:

Name	Age	Position

Woodson M. Hobbs	60	President and Chief Executive Officer
Richard W. Arnold	59	Chief Operating Officer and Chief Financial Officer
Dr. Gaurav Banga	35	Senior Vice President, Engineering and Chief Technology Officer
David L. Gibbs	50	Senior Vice President and General Manager, Worldwide Field Operations
Timothy C. Chu	34	Vice President, General Counsel and Secretary

BIOGRAPHIES

Mr. Hobbs joined the Company as President and Chief Executive Officer and as a member of the Board of Directors of the Company in September 2006. Prior to joining the Company, Mr. Hobbs served as president, chief executive officer and a member of the board of Intellisync Corporation, a provider of platform-independent wireless messaging and mobile software, from 2002 to 2006. Between 1995 and 2002, Mr. Hobbs was a consulting executive for the venture capital community and a strategic systems consultant to large corporations. During this timeframe, he held the position of interim chief executive officer for various periods at the following companies: FaceTime Communications, a provider of instant messaging network-independent business solutions; Tradenable, Inc., an online escrow service company; BigBook, Inc., a provider in the online yellow pages industry; and I/PRO Corporation, a provider of quantitative measurement of Web site usage. From 1993 to 1994, Mr. Hobbs served as chief executive officer of Tesseract Corporation, a human resources outsourcing and software company. Mr. Hobbs spent the early part of his career with Charles Schwab Corporation, a securities brokerage and financial services company, as chief information officer; with Service Bureau, a division of IBM, as a developer; and with Online Focus, an online credit union system, as the director of operations.

Mr. Arnold joined the Company as Executive Vice President, Strategy and Corporate Development in September 2006 and was also appointed Chief Financial Officer in November 2006. In October 2007, Mr. Arnold was named Chief Operating Officer and Chief Financial Officer. Prior to joining the Company, Mr. Arnold served as a member of the board of the Intellisync Corporation from 2004 to 2006. From 2001 to 2006, Mr. Arnold served as a founding partner of Committed Capital Proprietary Limited, a private equity investment company based in Sydney, Australia. From 1999 to 2001, Mr. Arnold served as executive director of Consolidated Press Holdings Limited, also a private investment company based in Sydney. Mr. Arnold has also previously served as managing director of TD Waterhouse Australia, a securities dealer; as chief executive officer of Integrated Decisions and Systems, Inc., an application software company; as managing director of Eagleroo Proprietary Limited, a corporate advisory company; and in various capacities with Charles Schwab Corporation, a securities brokerage and financial services company, including serving as chief financial officer and as executive vice president — strategy and corporate development. Mr. Arnold holds a B.S. degree in psychology from Stanford University.

Dr. Banga joined the Company as Chief Technology Officer in October 2006 and was appointed Senior Vice President, Engineering in November 2006. Prior to joining the Company, he was vice president of product management at Intellisync (and at Nokia Corp., after its acquisition of Intellisync), responsible for all client-side products. Before Intellisync, Dr. Banga was co-founder and chief executive officer of PDAapps, the creator of VeriChat, a mobile instant messaging solution. PDAapps was acquired by Intellisync in 2005. From 1998 to 2005, Dr. Banga was a senior engineer at Network Appliance. Dr. Banga holds a B.Tech. in computer science and engineering from the Indian Institute of Technology, Delhi, as well as M.S. and Ph.D. degrees in computer science from Rice University.

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

Mr. Chu joined the Company as Vice President, General Counsel and Secretary in April 2007. Prior to joining the Company, from 2004 to 2007, Mr. Chu served as director of corporate legal affairs at Solectron Corporation, a leading global provider of supply chain and electronics manufacturing solutions, and as senior corporate counsel from 2003 to 2004. From 1999 to 2003, Mr. Chu was an attorney and then a senior attorney at Venture Law Group, a Silicon Valley law firm. From 1997 to 1999, Mr. Chu was an associate in the New York and Helsinki offices of White & Case LLP, an international law firm. Mr. Chu received his B.A. degree in Economics and Chinese Language and Literature from the University of Michigan and his J.D. degree from the University of Michigan Law School.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report on Form 10-K or into any of our other filings with the Securities and Exchange Commission. Copies of the Company’s fiscal year 2007 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Phoenix Technologies Ltd., 915 Murphy Ranch Road, Milpitas, California, 95035 or by calling 408-570-1319.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully when evaluating our business.

Dependence on Key Customers

Most of our revenues come from a relatively small number of customers, comprised of larger OEMs, ODMs and computer equipment manufacturers. Our ten largest customers accounted for approximately 65%, 57% and 62% of net revenue in fiscal years 2007, 2006 and 2005, respectively. The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations under existing agreements, our operating results and financial condition could be adversely affected.

Our key customers and other potential larger customers enter into agreements for the purchase of large quantities of our licensed products. As such they may be able to negotiate terms in such agreements which are favorable to them and may impose risks and burdens on us that are greater than those we have historically been exposed to, including those related to indemnification and warranty provisions. These risks may become more pronounced if a larger portion of our revenue is generated from agreements directly with larger computer equipment manufacturers rather than through indirect channels.

Product Development

Our long-term success will depend on our ability to enhance existing products and to introduce new products, such as our Phoenix FailSafe solution and our Phoenix HyperSpace product family, in a timely and cost-effective manner that meets the needs of customers in existing and emerging markets. There can be no assurance that we will be successful in developing new products or enhancing existing products, or that such products will be introduced before our competitors’ new releases. Delays in introducing products can adversely impact our ability to market and sell such products to potential customers, thereby adversely affecting the acceptance of and the revenue we may generate from such products. We have, from time to time, experienced such delays.

There can be no assurance that the new and/or enhanced products we have recently introduced will meet market requirements. Our software products and their enhancements contain complex code that may contain undetected errors and/or bugs when first introduced, which would adversely affect the commercial acceptance and success of such new products or enhancements.

Net Losses; Cash Flow

In the fiscal year 2007, we reported a net loss of $16.4 million and a negative net cash flow from operations of $2.4 million for the year, although we achieved positive net cash flow from operations in the third and fourth quarters. There can be no assurance that we will achieve profitability or be able to maintain positive cash flow in any future periods. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock may decline.

We believe that we currently have sufficient liquidity to operate our business over the short term; however, our ability to meet our capital requirements over the long term depends upon the return of our operations to profitability and upon maintaining positive cash flow.

Attraction and Retention of Key Personnel

The success of our business will continue to depend upon certain key senior management and technical personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing key managerial, technical or sales and marketing personnel. The loss of key executives and employees in the future might adversely affect our business and impede the achievement of our business objectives.

In addition, our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled engineering, sales, marketing and administrative personnel. As we expand into new products and new markets, we increasingly need to hire people with backgrounds different from those required for our traditional CSS business. A failure to attract and retain employees with the necessary skill sets could adversely affect our business and operating results.

Competition

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Increased competition could result in pricing pressures, reduced margins, or the failure of one or more of our products to achieve or maintain market acceptance, any of which could adversely affect our business.

The Company competes for sales primarily with in-house R&D departments of PC and component manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than the Company. Major companies that use their own internal BIOS R&D personnel include Dell Inc., Hewlett-Packard Company, Toshiba Corporation, Apple Computer Inc. and Intel Corporation. In addition, some of these competitors are also our customers, suppliers and development partners. Any inability to effectively manage these complex relationships with customers, suppliers and development partners could have a material adverse effect on our business, operating results and financial condition and accordingly could affect our chances of success.

The Company also competes for business with other independent suppliers, including American Megatrends Inc., a privately held U.S. company, and Insyde Software Corp., a public company based and listed in Taiwan. Such privately held or foreign competitors may have significantly less onerous compliance obligations and therefore are likely to have lower cost structures than those of a US public company. Any resulting cost disadvantage to the Company could have an adverse impact of the Company’s competitiveness, margins or profitability.

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

Entrance into New or Developing Markets

As we continue to seek new market opportunities, we will likely increasingly encounter and compete with large, established suppliers as well as start-up companies. Some of our current and potential competitors may have greater resources, including technical and engineering resources, than we have. Additionally, as customers in these markets mature and expand, they may require greater levels of service and support than we have provided in the past. Our efforts to sell new firmware and CSS products for PCs as well as non-PC devices may require us to sell into markets, or to players in those markets, where we do not have significant prior experience and may require us to increase our spending levels for marketing and sales as well as research and development activities. Certain of our competitors may have an advantage over us because of their larger presence and deeper experience in these markets. There can be no assurance that we will be able to develop and market products, services, and support to effectively compete for these market opportunities. Further, provision of greater levels of services may result in a delay in the timing of revenue recognition.

End-User Demand for Device Security and Availability

Many of our products and product features, such as the security-related features in SecureCore and TrustedCore, and our new FailSafe solution are focused on helping to ensure that PCs and other digital devices are secure and available to the users, with a minimum of skill required for end-users to use these products. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, the growing threat of identity theft, increased instances of malware and increased end-user reliance on their digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate or decelerate. Variations in demand for secure and available digital devices below our expectations could have a significant adverse impact on our operating results.

Dependence on New Product Releases by Our Customers

Successful introduction of new products is key to our success in both our CSS and new applications businesses. Frequently our new products are incorporated or used in our customers’ new products, making each party dependent on the other for product introduction schedules. In some instances, a customer may not be able to introduce one of its new products for reasons unrelated to our new product. In these cases, we would not be able to ship our new product until the customer had resolved its other difficulties. In addition, our customers may delay their product introductions due to market uncertainties in certain geographic regions. If our customers delay their product introductions, our ability to generate revenue from our own new products would be adversely affected.

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

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	Potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities, both known and unknown;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur additional expense related to Sarbanes-Oxley compliance;

•	Incur large and immediate write-offs of in-process research and development costs; and/or

•	Become subject to litigation.

Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful or will not adversely affect our business, operating results or financial condition, or result in significant or material control weaknesses with respect to Sarbanes-Oxley compliance. Failure to manage and successfully integrate acquisitions could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

We have not recently made any acquisition that resulted in in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter, resulting in variability in our quarterly earnings.

Litigation

From time to time, we become involved in litigation claims and disputes in the ordinary course of business. See “Item 3 — Legal Proceedings” below. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit or proceeding could have a material adverse effect on our business, operating results or financial condition.

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2007, we have been issued 79 patents in the U.S. and have 38 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 155 patents with respect to our product offerings and have 137 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. We maintain an active internal program designed to identify employee inventions we deem worthwhile to patent. There can be no assurance that any of the pending applications will be approved, and patents issued, or that our engineers will be able to develop technologies capable of being patented. Also, as the overall number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

There can be no assurance that a third party will not assert that their patents or other proprietary rights are violated by products offered by us. Any such claims, whether or not meritorious, may be time consuming and expensive to defend, may trigger indemnity obligations owed by us to third parties and may have an adverse effect on our business, results of operations and financial condition. Alleged infringement of valid patents or copyrights or misappropriation of valid trade secrets, whether alleged against us or our customers, and regardless of whether such claims have merit, could also have an adverse effect on our business, results of operations and financial condition.

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

Intel is the leading semiconductor supplier to the customers of our CSS software products. Intel is developing and promoting software under the product name “Tiano” that competes with our CSS software products and offers this software at no charge through both custom and open source licenses. Some of our CSS competitors provide services and additional features for this Intel software, and we believe that in return Intel provides them with compensation and promotional benefits. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our customers, particularly in light of Intel’s initiative. There can be no assurances that we will be successful in these efforts.

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology related to operating systems and to microprocessor designs may have a significant impact on the relative demand for our different CSS products. In particular, Microsoft’s new Vista operating system is designed to support security capabilities that will operate more effectively on PCs running SecureCore than on those running our older CSS versions. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by SecureCore to take full advantage of the new designs’ enhancements. For example, SecureCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD while our older CSS versions will require more customization effort by our customers. As a result, the demand for SecureCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license agreements for our older CSS products than for SecureCore, our future reported revenues could be affected to the extent that revenues related to our older CSS products may already have been recognized.

Volatile Market for Phoenix Stock

The market for our stock is highly volatile. The trading price of our common stock has been, and will continue to be, subject to fluctuations in response to operating and financial results, changes in demand for our products and services, announcements of technological innovations, the introduction and market acceptance of new technologies by us, our competitors, or other industry participants, changes in our product mix or product direction or the product mix or direction of our competitors, pricing pressure from our customers and competitors, changes in our revenue mix and revenue growth rates, changes in expectations of growth for the PC industry or the x86 based non-PC digital device industry, the overall trend toward industry consolidation both among our competitors and customers, the timing and size of orders from customers, our ability to maintain control over our costs, as well as other events or factors which we may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the markets in which we do business, companies with which we compete or relating to us specifically could have an immediate and adverse effect on the market price of our stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high technology companies and have often been triggered by factors other than the operating performance of these companies. If the market value of our stock decreases below our net book value, we may have to record a charge for impairment of goodwill.

International Sales and Risks Associated with Operating Internationally

Revenues derived from international sales comprise a majority of total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates; restrictions on the transfer of funds; uncertainties related to regional economic circumstances; unexpected changes in local laws or regulations, or new or existing laws and regulations that we are not initially made aware of; political instability in emerging markets; terrorism and conflict; inflexible employee contracts in the event of business downturns; difficulties in attracting qualified employees; and language, cultural and other difficulties in managing foreign operations.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China, Taiwan and India. As of September 30, 2007, approximately 71%, or 237, of our employees are located outside of the U.S. Although one of our objectives in utilizing employees based in these markets is to ensure a supply of talented employees at lower expense than we incur in our other employee locations, there can be no assurances that a favorable market for employees will continue to exist in any of our foreign locations, or that changes in local conditions, such as labor laws and regulations, will not adversely affect our results of operations.

The Company may in the future elect to terminate the existence of one or more of our foreign operations or subsidiaries. Any such choice may give rise to financial consequences including restructuring charges and the possibility of additional taxes or other charges in these jurisdictions, or of changes to tax loss carry forwards or credits in these or other jurisdictions.

Restructurings to Reduce Operating Expenses

We incurred approximately $4.6 million and $4.1 million of restructuring costs in fiscal year 2006 and 2007, respectively, in order to reduce operating expenses and rationalize our cost structure. Due to the uncertainties of predicting our future revenues as well as potential changes in industry, market conditions and our business needs, we may need to consider further strategic realignment of our resources from time to time through additional restructuring or by disposing of, or otherwise exiting, one or more of our current businesses.

Any decision to limit investment in or dispose of or otherwise exit a business or businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and periodically between annual tests in certain circumstances. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Transitioning from Paid-Up Licenses

Over a three year period ending in fiscal year 2006, we entered into a number of paid-up license agreements with our customers. Under paid-up license agreements, customers paid a fixed up-front fee to install the applicable product on an unlimited number of devices. Generally, we recognized all license revenues under these paid-up license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in later quarters. Beginning in the third quarter of fiscal year 2006, we elected to significantly decrease the use of paid-up license agreements and, prior to the beginning of fiscal year 2007, to eliminate their use entirely in favor of volume purchase agreements and pay-as-you-go or consumption-based licensing agreements. Decreasing the number of paid-up license agreements contributed along with other factors to a substantial drop in license revenues in the last two quarters of fiscal year 2006.

During fiscal year 2007, we had no revenues derived from paid-up licenses, as compared to approximately 50% of net revenues in fiscal year 2006. There can be no assurance that we will continue to be successful in increasing the number of volume purchase agreements and pay-as-you-go arrangements or in terminating our customers’ rights under existing paid-up license agreements, in which case, our license revenue may weaken in future quarters.

Fluctuations in Operating Results

Our future operating results may vary from period to period. The timing and amount of our license fees are subject to a number of factors that make estimating revenues and operating results prior to the end of a quarter uncertain. Generally, we have in the past experienced a pattern of recording a substantial portion of our quarterly revenues in the final weeks of each quarter. We have historically monitored our revenue bookings through regular, periodic worldwide forecast reviews within the quarter. There can be no assurances that this process will result in our meeting revenue expectations. Our planned operating expenses for any year are normally based on the attainment of planned revenue levels for that year and are generally incurred ratably throughout the year. As a result, if revenues were less than planned in any period while expense levels remain relatively fixed, our operating results would be adversely affected for that period. In addition, unplanned expenses could adversely affect operating results for the period in which such expenses were incurred.

Material Weakness in Internal Controls over Financial Reporting

One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations and there could be a material adverse effect on the price of our securities.

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

Viruses and Breach of Network Security

While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our websites from time to time. A hacker who penetrates our network or websites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers.

Business Disruptions

Acts of war, power shortage, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations, and financial condition, as well as disrupt the supply chains and business operations of our customers, thereby adversely impacting or delaying customer demand for our products.

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

Certain Anti-Takeover Effects

Our Amended and Restated Certificate of Incorporation, Bylaws, as amended, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. These include provisions under which members of the Board of Directors are divided into three classes and are elected to serve staggered three-year terms. In addition, in November 1999 and in accordance with the Company’s Preferred Shares Rights Agreement, the Company issued as a dividend on its common stock certain rights to purchase the Company’s Series B Participating Preferred Stock. These rights are exercisable upon triggering events related to a change of control of the Company, and, upon exercise, would cause immediate substantial dilution of the Company’s outstanding common stock. The existence of these rights (also known as a “poison pill”) could have a deterrent effect on any person or group that is considering acquiring the Company on terms not approved by the Company’s Board of Directors.

Effective Tax Rates

Our future effective tax rates could be adversely affected by earnings being higher or lower than anticipated in jurisdictions where we are subject to varying statutory rates or by changes in tax laws or interpretations thereof in any jurisdiction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 86,000 square feet of office space for our headquarters in Milpitas, California under a facility lease that expires in 2013. This facility has been partially vacated and in November 2007, the Company entered into a sublease agreement with a third party for the remainder of the lease term for approximately 28,000 square feet of the Milpitas, California office space. The Company leases an approximately 49,000 square foot facility in Irvine, California under a lease agreement that expires in 2009. The Company has subleased 31,000 square feet of the Irvine facility for the remainder of the lease term and is currently marketing the remaining 18,000 square feet for sublease. The Company also leases office facilities in other locations including: Beaverton, Oregon; Taipei, Taiwan; Shanghai and Nanjing, China; Tokyo, Japan; Hyderabad, India; and Seoul, Korea. These offices range from small sales offices that are several hundred square feet to large office spaces of up to approximately 21,000 square feet, and generally provide engineering, sales, and technical support to customers. The lease terms for these facilities expire between 2008 and 2011. In fiscal year 2006, the Company closed offices in Shenzhen, China; Munich, Germany; Zaltbommel, the Netherlands; Osaka, Japan; and Rockville, Maryland pursuant to our announced restructuring plans. In fiscal year 2007, the Company closed its offices in Wanchai, Hong Kong; Beijing, China; and Norwood, Massachusetts. The Company plans to sublease the Norwood office.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding(s) described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact on the results of operations and financial condition of the Company. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for April 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the NASDAQ Global Market. The closing price of the Company’s common stock on November 9, 2007 was $12.14.

	High	Low

Year ended September 30, 2007
Fourth quarter	$11.53	$8.60
Third quarter	8.49	6.06
Second quarter	6.89	4.50
First quarter	4.90	4.13
Year ended September 30, 2006
Fourth quarter	$5.38	$4.30
Third quarter	6.56	3.88
Second quarter	7.24	6.28
First quarter	7.53	5.52

The Company had 176 shareholders of record as of November 9, 2007. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the annual meeting of its stockholders to be held in December 2007 (the “Proxy Statement”) in the section captioned “Equity Compensation Plan Information” and is incorporated herein by this reference.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Common Stock of the Company from September 30, 2002 to September 30, 2007 with the cumulative total return on the Standard and Poor’s 500, the Standard and Poor’s Application Software, and the Standard and Poor’s System Software market indices over the same period, assuming the investment of $100 in the Company’s Common Stock and in each of the indices on September 30, 2002 and the reinvestment of all dividends. In previous years this graph compared the Common Stock of the Company to the Standard and Poor’s 500 and the Standard and Poor’s Computer Software and Services market indices. Standard and Poor’s has ceased tracking the Computer Software and Services index and has instead created the two new indices now compared to the Common Stock of the Company. The Company intends to use both new indices for comparison purposes in the future.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Phoenix Technologies Ltd., The S&P 500 Index,
The S&P Application Software Index And The S&P Systems Software Index

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 — Financial Statements and Supplementary Data” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of operations for any period are not necessarily indicative of the results to be expected for any future period and may vary because of a number of factors, including those set forth under “Item 1A — Risk Factors” and elsewhere in this Form 10-K (in thousands, except per share data).

Consolidated Statements of Operations Data

	For the Years Ended September 30,
	2007	2006	2005	2004	2003

Revenues	$47,017	$60,495	$99,536	$86,750	$85,408
Gross margin	37,326	42,585	82,083	71,558	68,238
Operating income (loss)	(14,588)	(42,182)	9,541	3,064	(15,121)
Net income (loss)	(16,409)	(43,969)	277	449	(26,654)
Earnings (loss) per share:
Basic	$(0.63)	$(1.74)	$0.01	$0.02	$(1.09)
Diluted	$(0.63)	$(1.74)	$0.01	$0.02	$(1.09)

Consolidated Balance Sheet Data

	September 30,
	2007	2006	2005	2004	2003

Cash, cash equivalents, and marketable securities	$62,705	$60,331	$74,827	$59,823	$47,246
Working capital	40,289	42,495	72,348	65,696	55,172
Total assets	94,480	95,160	131,036	120,885	116,463
Long-term obligations	2,413	4,551	4,205	3,590	2,464
Stockholders’ equity	59,772	60,176	96,964	93,029	91,391

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K.

Overview

We design, develop and support core system software for personal computers and other computing devices. Our products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices. We sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to our customers.

Phoenix revenue arises from two sources:

1. License fees: revenue arising from agreements that license Phoenix intellectual property rights to a third party. Primary license fee sources include 1) Core System Software, system firmware development platforms, firmware agents and firmware run-time licenses 2) software development kits and software development tools 3) device driver software 4) embedded operating system software and 5) embedded application software.

2. Service fees: revenue arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software deployment, software support, software development and technical training.

Fiscal Year 2007 Overview

The fiscal year ended September 30, 2007 was the first full fiscal year of the Company’s operations since the arrival of the Company’s new management team led by President and Chief Executive Officer, Woody Hobbs.

The Company’s results for the fiscal year ended September 30, 2007 reflect the continuing implementation of new strategic and tactical plans developed under this new leadership team. Under these plans, the Company has implemented substantial changes to its business, including significant changes to sales practices and pricing policies intended to stabilize the Company’s revenue from its CSS business and to enhance overall operating margins. This was also the first full fiscal year to reflect the Company’s previous decisions to discontinue the marketing and sale of enterprise application software products and to cease the use of fully paid-up licenses in its CSS business, and to rely instead on volume purchase license agreements (“VPAs”) and pay-as-you-go consumption-based license arrangements.

Fully paid-up licenses had accounted for over 50% of the company’s total revenue in fiscal year 2006 and accounted for no revenue in fiscal year 2007. During fiscal year 2007, Company management took several steps which succeeded in restoring recurring revenues from certain major customers who had previously had the benefit of fully paid-up licenses. Principally as a result of these initiatives, the Company’s revenue for the second half of fiscal year 2007 was more than 50% higher than its revenue for the first half of the fiscal year.

During fiscal year 2007, management also took significant steps to reduce overall operating costs and to drive higher efficiencies throughout the Company. These steps included implementing restructuring decisions made in both the first and fourth fiscal quarters as well as completing the implementation of restructuring decisions announced during the second half of fiscal year 2006. The Company’s total workforce decreased 24%, from 439 employees at September 30, 2006 to 334 employees as of September 30, 2007; however, total expenditures (including cost of goods and operating expenses) were reduced by approximately 39% as other cost management initiatives, including those launched in previous periods took their full effect.

The Company’s reported revenues for the fiscal year ended September 30, 2007 reflect a conclusion it reached in April 2007 that it would no longer be appropriate to rely on customer forecasts of consumption of the Company’s products when reporting revenue from VPAs and other similar agreements. The Company based this decision on a detailed analysis of the reliability of such customer forecasts when compared to subsequently received reports of actual consumption of its products. For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates had historically been recorded based on customer forecasts.

Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding their actual consumption of its products during the three month period ended March 31, 2007, and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered the associated revenue to be reliably determinable, it was no longer appropriate to include future period consumption in current period revenue. As a result, no revenue associated with consumption of products that is forecasted to occur in future periods has been included in revenue for any quarter ending after December 31, 2006.

Overall total revenue for the fiscal year ended September 30, 2007 decreased to $47.0 million, from $60.5 million (a 22% decrease) in the fiscal year ended September 30, 2006. This decrease in revenue was principally attributable to the Company’s previous practice of selling fully paid-up licenses.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license fees upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, the Company began changing its licensing practices away from heavy reliance on paid-up licenses to (i) VPAs for large customers and (ii) pay-as-you-go consumption-based license arrangements for smaller customers. In the fourth quarter of fiscal year 2006, the Company completely ceased entering into paid-up licenses with its customers, and converted to the use of only VPAs and pay-as-you-go consumption-based license arrangements.

The Company’s revenues for the fiscal year ended September 30, 2007 included revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts, were no longer authorized to continue to deploy the products covered by those licenses. Additionally, certain customers who had previously had the benefit of fully paid-up licenses entered into new licensing agreements as a result of deploying newer versions of the Company’s products which were not covered by the fully paid-up licenses.

Gross margins for fiscal year 2007 were $37.3 million, a 12% decrease from gross margins of $42.6 million in fiscal year 2006. This decrease resulted from the revenue decline described above offset by: (i) a reduction of license costs associated with discontinued enterprise application products; (ii) a reduction of service costs that resulted from the cost management initiatives described above; and (iii) a reduction in the amortization of purchased technology.

Operating expenses for fiscal year 2007 were $51.9 million, a reduction of 39% from $84.8 million for fiscal year 2006. This reduction was principally associated with restructuring initiatives announced during the second half of fiscal year 2006 and the further cost reductions undertaken during the first half of fiscal year 2007.

The Company incurred a net loss of $16.4 million for fiscal year 2007, compared to a net loss of $44.0 million for fiscal year 2006. This $27.6 million decrease in net loss was principally the result of a $13.5 million reduction in net revenue being offset by the effects of cost control initiatives implemented by the new management team, which generated an $8.2 million reduction in cost of revenues and a $32.9 million reduction in operating expenses.

Results of Operations

The following table includes Consolidated Statements of Operations data for the fiscal years ended September 30, 2007, 2006 and 2005 as a percentage of total revenues:

	Fiscal Years Ended September 30,
	2007	2006	2005

Revenues:
License fees	84%	92%	96%
Service fees	16%	8%	4%

Total revenues	100%	100%	100%
Cost of revenues:
License fees	2%	8%	4%
Service fees	16%	17%	10%
Amortization of purchased technology	3%	5%	3%

Total cost of revenues	21%	30%	17%

Gross margin	79%	70%	83%
Operating expenses:
Research and development	41%	38%	20%
Sales and marketing	25%	58%	36%
General and administrative	35%	35%	17%
Amortization of acquired intangible assets	—	1%	—
Restructuring and related charges	9%	8%	—

Total operating expenses	110%	140%	73%

Operating income (loss)	(31)%	(70)%	10%
Interest and other income, net	4%	3%	—

Income (loss) before income taxes	(27)%	(67)%	10%
Income tax expense	8%	6%	10%

Net income (loss)	(35)%	(73)%	—

Revenues

Revenues by geographic region based on country of sale for fiscal years 2007, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount of Revenues			% Change from Previous Year		% of Consolidated Revenues
	2007	2006	2005	2007	2006	2007	2006	2005

North America	$7,616	$6,384	$24,852	19%	(74)%	16%	11%	25%
Japan	7,651	18,302	21,803	(58)%	(16)%	16%	30%	22%
Taiwan	26,882	28,556	36,608	(6)%	(22)%	57%	47%	37%
Other Asian countries	3,670	5,089	8,233	(28)%	(38)%	8%	8%	8%
Europe	1,198	2,164	8,040	(45)%	(73)%	3%	4%	8%

Total revenues	$47,017	$60,495	$99,536	(22)%	(39)%	100%	100%	100%

Total revenues in fiscal year 2007 decreased by $13.5 million, or 22%, compared with fiscal year 2006. Revenues for fiscal year 2007 decreased in all geographic areas with the exception of North America. Revenues for

North America increased by 19% compared to fiscal year 2006. The increase was attributable to higher VPA and service revenues. The decreases in other regions were primarily due to sales of paid-up licenses in fiscal year 2006, a practice that was discontinued prior to the beginning of fiscal year 2007. The declines for fiscal year 2007 were greatest in Japan, Europe and other Asian countries, with declines of 58%, 45%, and 28%, respectively, primarily due to a number of large paid-up license arrangements which were entered into in fiscal year 2006. Revenues for Taiwan declined only by 6% due to the Company successfully restoring revenue from certain major customers who had previously had the benefit of fully paid-up licenses.

Total revenues in fiscal year 2006 decreased by $39.0 million, or 39%, compared with fiscal year 2005. Revenues for fiscal year 2006 decreased in all geographic areas primarily due to decreased sales of paid-up licenses in fiscal year 2006, as compared to fiscal year 2005 and the effect of earlier sales of fully paid-up licenses on subsequent period revenue. The declines were greatest in North America and Europe, which declined 74% and 73% respectively, primarily due to a number of large paid-up license arrangements which were entered into in fiscal year 2005. The declines incurred in Japan, Taiwan and other Asian countries were 16%, 22%, and 38%, respectively, and related primarily to the use of paid-up licenses in earlier periods.

Revenues for fiscal years 2007, 2006 and 2005 were as follows (in thousands, except percentages):

	Amount of Revenues			% of Consolidated Revenues
	2007	2006	2005	2007	2006	2005

License fees
Fully paid-up	$—	$30,477	$43,021	—	50%	43%
Other	39,655	25,465	52,798	84%	42%	53%

	39,655	55,942	95,819	84%	92%	96%
Service fees	7,362	4,553	3,717	16%	8%	4%

Total revenues	$47,017	$60,495	$99,536	100%	100%	100%

License fees for fiscal year 2007 were $39.7 million, a decrease of 29% from license fees of $55.9 million in fiscal year 2006. This decrease in license fees was primarily due to the sale of fully paid-up licenses in the earlier period. There were no paid-up license fees for fiscal year 2007 as compared to $30.5 million of revenue from paid- up licenses for fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $39.7 million in fiscal year 2007, an increase of $14.2 million, or 56%, from $25.5 million of such revenues in the same period of the previous fiscal year. The increase in other license fees was attributable to higher revenues from VPAs, which typically included higher per unit prices than the Company had achieved in earlier periods.

In fiscal year 2007, the Company executed VPA transactions with certain of its customers with payment terms spread over periods of generally nine to twelve months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced or recorded by the Company. As of the end of fiscal year 2007, the total amount which had not been recorded by the Company from all of its VPA agreements was approximately $7.3 million. The Company expects to invoice and recognize this $7.3 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognizing this revenue.

As a percentage of total revenue, license fees were 84% for fiscal year 2007 versus 92% in fiscal year 2006. This decrease is principally attributable to the sale of fully paid-up licenses in fiscal year 2006 and the growth in service fees discussed below.

Service fees for fiscal year 2007 were $7.4 million, an increase of $2.8 million, or 62%, from $4.6 million for fiscal year 2006. As a percentage of total revenue, service fees were 16% in fiscal year 2007 versus 8% for fiscal year 2006. The increase in service fees was principally a result of a large engineering contract signed with a single customer as well as overall price increases for engineering and support services, while the increase in service fees as a percentage of total revenue was principally a result of the increased service fee revenues and the sale of fully paid-up licenses in the earlier period.

License fees for fiscal year 2006 were $55.9 million, a decrease of 42% from revenues of $95.8 million in fiscal year 2005. Service revenues for fiscal year 2006 were $4.6 million, an increase of 22% from revenues of $3.7 million in fiscal year 2005. Total revenues for fiscal year 2006 decreased by $39.0 million, or 39%, from $99.5 million in fiscal year 2005 to $60.5 million in fiscal year 2006. A substantial portion of the decline occurred in the second half of fiscal year 2006, when revenues were only $18.8 million, down 59% from $46.3 million in the second half of fiscal year 2005 and 55% from $41.7 million for the first half of fiscal year 2006.

The decrease in revenues was partially attributable to the effect of the Company having sold increasing proportions of its products through the use of fully paid-up licenses during fiscal years 2004 and 2005 and the first half of fiscal year 2006, which may have reduced our revenues in subsequent periods. Total paid-up license revenue for all sectors represented 43% of total revenues (or $43.0 million) in fiscal year 2005 and 62% of total revenues (or $25.7 million) in the first half of fiscal year 2006. During the third quarter of fiscal year 2006, we began changing our licensing practices away from heavy reliance on paid-up licenses to volume purchase agreements for large customers and pay-as-you-go consumption-based arrangements for smaller customers. Paid-up licenses constituted only 25% of total revenues (or $4.8 million) in the second half of fiscal year 2006 and we ended the use of paid-up licenses in September 2006. For all of fiscal year 2006, paid-up licenses amounted to $30.5 million, or 50%, of total revenues.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs and amortization of purchased technology. License costs are primarily third party royalty fees, electronic product fulfillment costs and the costs of product labels for customer use. During prior periods, including fiscal year 2006, license cost of revenues included additional costs, such as product media, duplication, manuals, packaging supplies, and shipping costs associated with enterprise application software products that are no longer incurred due to a change in our product strategy. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. License costs tend to be variable and based on specific product revenues. Service costs tend to be fixed but can fluctuate with changes in revenue levels.

Cost of revenues decreased by 46%, or $8.2 million, in fiscal year 2007 compared to fiscal year 2006. Costs related to license fees decreased by $3.8 million, primarily due to a change in product strategy which reduced costs associated with enterprise software product revenue. Cost of service revenues decreased by $2.7 million primarily as a result of staffing reductions associated with this new product strategy. Amortization of purchased technology was lower by $1.7 million in fiscal year 2007 as compared to fiscal year 2006, primarily as a result of accelerated intellectual property amortization in fiscal year 2006 as well as certain intellectual property assets becoming fully amortized.

As a percentage of revenue, cost of revenues declined from 30% in fiscal year 2006 to 21% in fiscal year 2007, principally as a result of the cost reductions described above offset by growth in service revenues which have higher costs than license revenues.

Cost of revenues increased by 3%, or $0.5 million, in fiscal year 2006 compared to fiscal year 2005. Cost of license fees increased by $0.4 million in fiscal year 2006 over fiscal year 2005. Cost of revenues also increased due to stock-based compensation expense of approximately $0.3 million, which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R). These increases in cost of revenues were offset by lower amortization of purchased technology of $0.2 million in fiscal year 2006 as compared to fiscal year 2005.

As a percentage of revenues, costs increased to 30% in fiscal year 2006 from 17% in fiscal year 2005, primarily as a result of the cost increases described above combined with the 39% reduction in revenues.

Gross margin as a percentage of revenues was 79%, 70%, and 83% for fiscal years 2007, 2006 and 2005, respectively. Gross margin was $37.3 million for fiscal year 2007 as compared to $42.6 million in fiscal year 2006 and $82.1 million in fiscal year 2005. These variations in gross margin and gross margin as a percentage of revenues are a result of the changes in the cost of revenues and in the cost of revenues as a percentage of revenues described above. The increased margin percentage and decreased dollar amount of gross margin in fiscal year 2007 as compared to fiscal year 2006 was the result of the cost of revenues having being reduced by a greater proportion than the reduction in revenues. The decreased margin percentage and dollar amount of gross margin in fiscal year 2006 as compared to fiscal year 2007 were the result of cost of revenues having remained relatively unchanged while revenues decreased substantially.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment. Research and development expenses were $19.2 million, $22.9 million and $20.4 million in fiscal years 2007, 2006 and 2005, respectively, and as a percentage of revenues, these expenses represented 41%, 38%, and 20%, respectively.

The $3.7 million, or 16%, decrease in research and development expense in fiscal year 2007 compared to fiscal year 2006 was due to decreases of $2.4 million in payroll and related benefit expenses and $1.2 million in outside support costs, both relating to the discontinuation of development efforts on certain enterprise application software products. The reductions in payroll and benefit spending on research and development were smaller in percentage terms than the reductions in payroll costs in sales and marketing due to our continuation of research and development efforts on our CSS products and our initiation of new development efforts related to our Failsafe solution and Hyperspace platform, the two new product groups we launched early in fiscal year 2008. Other research and development related expenses for fiscal year 2007 were $0.6 million lower than fiscal year 2006 resulting from various other cost management initiatives. These reductions were offset by increased stock-based compensation expenses of $0.5 million pursuant to SFAS No. 123(R).

The $2.5 million, or 12%, increase in research and development expense in fiscal year 2006 compared to fiscal year 2005 was due to a number of factors including: (i) increased payroll and related benefit expenses of approximately $0.6 million, which was primarily related to additional headcount outside the U.S.; (ii) stock-based compensation expense of $0.9 million, which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R); (iii) increased spending for consulting related to new application products of $0.5 million; and (iv) a net increase in other expense items of approximately $0.4 million.

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

Sales and marketing expenses were $12.0 million, $35.4 million and $35.6 million in fiscal years 2007, 2006 and 2005, respectively, and as a percentage of revenues, these expenses represented 25%, 58%, and 36% in fiscal years 2007, 2006 and 2005, respectively.

The $23.4 million net decrease in sales and marketing spending in fiscal year 2007 from fiscal year 2006 and the reduction from 58% to 25% of these expenses as a percentage of revenues were primarily due to the Company’s decision to withdraw from the sale of enterprise application software products. In connection with this decision, the Company ceased all spending on marketing programs and sales initiatives aimed at enterprise customers and intermediaries. Payroll and related benefit expenses for sales and marketing personnel were reduced by $12.6 million partly as a result of these decisions and partly as a result of reductions in middle management among the Company’s remaining sales teams. Other savings included (i) lower marketing expenses of $4.6 million; (ii) lower spending on travel and entertainment of $2.5 million; (iii) lower outside support expense of $1.9 million; (iv) lower stock-based compensation expense of $0.9 million due to lower staffing levels; and (v) a net decrease in other expense items of approximately $0.9 million due to various other cost management initiatives.

The $0.2 million net decrease in sales and marketing spending in fiscal year 2006 from fiscal year 2005 was primarily due to a number of factors including: (i) decreased commissions of $1.5 million due to overall lower revenues; (ii) lower spending on travel and entertainment of $0.3 million; (iii) lower outside recruiting expense of $0.3 million; (iv) a net decrease in other expense items of approximately $0.5 million; and (v) lower facilities costs and IT support costs of $0.6 million. These reductions in spending were nearly entirely offset by increased spending for marketing programs related to enterprise applications of $1.1 million as well as stock-based compensation expense of $1.9 million, which the Company began expensing in fiscal year 2006 pursuant to SFAS No. 123(R).

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses were $16.6 million, $21.5 million and $16.4 million in fiscal years 2007, 2006 and 2005, respectively, and as a percentage of revenues, these expenses represented 35%, 35%, and 17% of total revenue for each such year, respectively. General and administrative expense decreased by $4.9 million, or 23%, in fiscal year 2007 as compared to fiscal year 2006 due to: (i) a $2.9 million decrease in payroll and related benefit expenses associated with staff reductions; (ii) a $3.4 million decrease in professional services and other advisory costs primarily associated with reduced audit and compliance services and reduced costs of the Board of Director’s investigation of strategic alternatives for the Company which began in fiscal year 2006, and (iii) other net reductions of $0.5 million. These reductions were offset by increased stock-based compensation expenses of $1.9 million pursuant to SFAS No. 123(R).

General and administrative expense increased by $5.0 million, or 31%, in fiscal year 2006 over fiscal year 2005 due to a number of factors including: (i) $0.9 million of severance and related costs for the Company’s former Chairman and CEO; (ii) $1.7 million of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective as of October 1, 2005; and (iii) $1.9 million of increased auditing and consulting fees related principally to complying with the reporting requirements under the Sarbanes-Oxley Act of 2002. Additionally, recruiting expenses increased by $0.3 million, related to the addition of our new CEO and CFO, bad debt expense increased by $0.2 million, business taxes related to China increased by $0.3 million and other items amounted to an additional increase of $0.2 million. These increases in expenses were offset in part by a reduction of $0.5 million in depreciation expense on equipment.

Restructuring Costs

Restructuring charges during fiscal years 2007 and 2006 were $4.1 million and $4.6 million, respectively.

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, management approved a restructuring plan for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million, which included $0.4 million related to severance costs and $0.2 million related to on-going lease obligations for the Norwood facility, net of potential sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the fiscal year ended September 30, 2007, the Company paid no significant costs associated with this restructuring program.

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 and a charge of $0.3 million in the fourth quarter of fiscal year 2007 related to office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the fiscal year ended September 30, 2007, the Company paid approximately $2.8 million of the costs associated with this restructuring program. This restructuring program has $0.3 million of outstanding liabilities as of September 30, 2007 related to the Milpitas building consolidation.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenue expectations.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. During the fiscal year ended September 30, 2007, the Company paid approximately $3.1 million of the restructuring costs associated with these two restructuring programs. As of September 30, 2007, there are no more outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financials reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the fiscal year ended September 30, 2007, the Company paid approximately $0.4 million of the costs associated with this restructuring program. The total estimated unpaid portion for facilities exit expenses is $1.3 million as of September 20, 2007.

Interest and Other Income, Net

Net interest and other income were $2.0 million, $1.9 million and $0.3 million in fiscal years 2007, 2006, and 2005, respectively. Net interest and other income consists mostly of interest income, which is primarily derived from cash, cash equivalents and marketable securities, realized and unrealized foreign exchange transaction gains and losses, and losses on disposal of assets.

The interest income generated each period is highly dependent on available cash and fluctuations in interest rates. The average interest rate earned was approximately 5.3%, 4.7%, and 3.1% for fiscal years 2007, 2006 and 2005, respectively. All cash equivalents and marketable securities are U.S. dollar denominated. To reduce administrative costs and liquidity risks, the Company sold all of its marketable securities in fiscal year 2007 and invested the proceeds in money market funds. In fiscal year 2006, we invested mostly in highly liquid short-term marketable securities such as U.S. government and municipal bonds, taxable auction rate preferred instruments and corporate notes. Interest income was $2.5 million, $2.8 million and $1.4 million in fiscal years 2007, 2006 and 2005, respectively.

Net losses on currency transactions were approximately $0.3 million, $0.8 million and $1.0 million, in fiscal years 2007, 2006 and 2005, respectively, while net loss on disposal of assets was $0.1 million, $0 and $0 in fiscal years 2007, 2006 and 2005, respectively.

Income Tax Expense

The Company recorded income tax provisions of $3.8 million, $3.7 million and $9.6 million reflecting effective tax rates of (30.2%), (9.1%), and 97.2% in the fiscal 2007, 2006 and 2005, respectively, and representing primarily foreign withholding taxes in Taiwan, state franchise taxes and estimated taxes related to operations of foreign subsidiaries.

The effective tax rate in fiscal year 2007 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During fiscal year ended September 30, 2007, the Company recorded a tax expense of $3.8 million of which $2.6 million related to the combination of Taiwan withholding tax and an increase in the tax accrual for a potential Taiwanese transfer pricing adjustment.

The Company received notification in 2005 that the Taiwan taxing authority disagrees with the transfer pricing used by the Company. While the Company is in the process of contesting the assessment notices it has received from the Taiwan taxing authorities, there is no reasonable assurance as to the ultimate outcome. The Company has therefore accrued but not paid the amount of the potential Taiwanese tax liability related to the transfer pricing adjustment. As of the September 30, 2007, the balance of this reserve was $9.6 million, of which $1.3 million, $0.4 million and $7.9 million were added in fiscal years 2007, 2006 and 2005, respectively.

Deferred tax assets which relate to both U.S. and foreign taxes and tax credits amounted to $43.8 million at September 30, 2007. However, due to a history of losses, the deferred tax asset has been offset by a valuation allowance of $43.5 million.

The effective tax rate in 2006 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income taxes, foreign withholding taxes, and an addition of $0.4 million to the reserve established for the Taiwanese transfer-pricing adjustment exposure.

The effective tax rate in 2005 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income taxes, foreign withholding taxes and the posting of $7.9 million for the establishment of a reserve for Taiwanese transfer-pricing exposure.

Financial Condition

At September 30, 2007, our principal source of liquidity consisted of cash, cash equivalents and marketable securities totaling $62.7 million, compared to $60.3 million at September 30, 2006. During fiscal year 2007, to reduce administrative costs and liquidity risks, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, the Company sold all of its marketable securities and moved the proceeds to money market funds.

Net cash used in operating activities in fiscal year 2007 was $2.4 million, which was due primarily to our net loss of $16.4 million, offset by the decrease in accounts receivable of $2.1 million, a decrease in other working capital items of approximately $2.1 million and non-cash items of depreciation and amortization and stock-based compensation expense of $3.6 million and $6.2 million, respectively.

Cash flows provided from investing activities for fiscal year 2007 were $21.3 million, which were primarily due to proceeds from the sale of marketable securities net of purchases of approximately $25.6 million, offset in part by equipment purchases of $0.8 million and a technology acquisition in the third quarter of fiscal year 2007 of $3.5 million.

Cash flows provided from financing activities during fiscal year 2007 were $9.0 million which related to the proceeds from the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plan.

At September 30, 2006, our principal source of liquidity consisted of cash, cash equivalents and marketable securities totaling $60.3 million, compared to $74.8 million at September 30, 2005.

Net cash used in operating activities in fiscal year 2006 was $13.8 million, which was due primarily to our net loss of $44.0 million, offset by a decrease in accounts receivable of $14.4 million, a decrease in other working capital items of approximately $5.0 million and non-cash items of depreciation and amortization and stock-based compensation expense of $6.0 million and $4.8 million, respectively.

Cash flows provided from investing activities for fiscal year 2006 were $18.7 million, which were primarily due to proceeds from the sale of marketable securities net of purchases of approximately $21.4 million, offset in part by equipment purchases of $2.2 million and a final payment of $0.5 million in connection with our 2001 acquisition of ISI.

Cash flows provided from financing activities during fiscal year 2006 were $2.0 million, related to $3.2 million of proceeds from the exercise of stock options and purchases under the Company’s Employee Stock Purchase Plan, offset by common stock repurchases of $1.2 million.

We believe that our current cash and cash equivalents, marketable securities and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. We may incur a net loss in fiscal year 2008 and we may also incur negative net cash flow in fiscal year 2008, if we are unable to achieve the revenues we anticipate or successfully control our cash expenditures.

Commitments

As of September 30, 2007, we had commitments for $11.5 million under non-cancelable operating leases ranging from one to ten years. The operating lease obligations include a net lease commitment for the Irvine, California location of $1.3 million, after sublease income of $0.8 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated but for which we continue to have lease obligations and intend to sublease and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007.

On September 30, 2007, our future commitments were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year(1)	Years(2)	Years(3)	5 Years(4)

Operating lease obligations	$11,488	$2,998	$4,074	$2,880	$1,536

Note (1) fiscal year 2008
Note (2) fiscal years 2009-2010
Note (3) fiscal years 2011-2012
Note (4) fiscal year 2013

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2007.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company was its fiscal year 2007. Adoption of SAB No. 108 has had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company will be its fiscal year 2009 beginning on October 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, being the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies as of the end of fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158, including the measurement date provision in the year ended September 30, 2007, and while adoption of this standard had no impact on the Company’s results of operations or cash flows, there was an impact on the Balance Sheet. See Note 11 to the Consolidated Financial Statements for more information.

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

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. We use the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenues. If VSOE of fair value of one or more undelivered elements does not exist, revenues are deferred and recognized when delivery of those elements occurs or when fair value can be established. We are required to exercise judgment in determining whether VSOE exists for each undelivered element based on whether our pricing for these elements is sufficiently consistent. Revenue from arrangements, including rights to unspecified future products, is recognized ratably over the term of the respective agreement.

The Company recognizes revenue related to delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

License revenues from OEMs and ODMs are generally recognized in each period based on estimated consumption by the OEMs and ODMs of our software products or products containing our software, provided that all other revenue recognition criteria have been met. Under pay-as-you-go consumption-based arrangements, we normally recognize revenue for all consumption prior to the end of the accounting period. Since we generally receive quarterly royalty reports from our OEMs and ODMs approximately 15 to 60 days following the end of the quarter, we have put processes in place to reasonably estimate the license revenues, including obtaining estimates of production from our OEM and ODM customers, utilizing historical experience, and using other relevant current information. Based on our estimates, we recognized $0.8 million and $0.7 million of license revenues from consumption-based arrangements with our OEM and ODM customers for the period ending September 30, 2007 and September 30, 2006, respectively. To date, the variances between estimated and actual revenues have been immaterial.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. These estimates had historically been recorded based on customer forecasts. Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding actual consumption of the Company’s products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered the customer forecast to be a reliable estimate of future consumption, it was no longer appropriate to include future period consumption in current period revenue.

As a result of this determination, beginning with the three month period ended March 31, 2007, for VPAs with OEMs and ODMs, the Company began to recognize license revenues only for units consumed by the end of the current accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes royalty revenues ratably over the term of the VPA if such amount is higher than that determined based on actual consumption by the end of the current accounting quarter.

Amounts that have been invoiced under the VPA’s and relate to consumption beyond the current accounting quarter are recorded as deferred revenue. During an accounting period, deferred revenues increase (or decrease) primarily to the extent that the dollar amount of new VPAs entered into during the period is greater (or less) than the revenue that is recognized during the period from those agreements and the outstanding deferred revenue balance at the beginning of the period. We believe that virtually all deferred revenue will be recognized as revenue within the next 12 months.

The Company has also entered into software license agreements referred to as paid-up licenses and had relied heavily on their use during fiscal years 2006 and 2005. Generally, we recognized all license revenues under paid-up license agreements upon execution of the agreement provided that all revenue recognition criteria were met. Total paid-up license revenue represented $30.5 million, or 50%, of total revenues in fiscal year 2006 compared to $43.0 million or 43% of total revenues in fiscal year 2005. During the third quarter of fiscal year 2006, we began changing our licensing practices away from paid-up licenses to volume purchase agreements for large customers and pay-as-you-go consumption-based arrangements with smaller customers. Effective September 2006, we ended the use of paid-up licenses.

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

Allowances for Accounts Receivable.  Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2007 and 2006, the allowance was $0.1 million and $0.5 million, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowance which would impact our results of operations.

Intangible Assets.  Intangible assets include prepaid royalties, purchased technologies, goodwill and other intangibles. At September 30, 2007 and 2006, these assets, net of accumulated amortization, totaled $18.1 million and $16.0 million, respectively.

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

In accordance with the terms of the purchase agreement for the acquisition of intangible assets from XTool Mobile Security, Inc. (“XTool”) in August 2007, we paid $3.5 million to XTool. The purchase agreement includes two contingent amounts of $750,000 each to be paid-upon the Company reaching certain milestones as of December 31, 2007 and June 30, 2008.

In accordance with the terms of the purchase agreement for the acquisition of Integrity Science, Inc. (“ISI”) in February 2001, contingent consideration of $1.5 million was to be paid out in equal annual increments beginning in fiscal year 2004, provided that the developed technology purchased as part of the original business combination was still utilized within products at the annual milestone dates. For each year between fiscal year 2004 and fiscal year 2006, the Company paid $0.5 million, for a total of $1.5 million, in accordance with the earn-out terms noted above, and reported the payment as additional purchase price resulting in incremental goodwill. See Note 9 to the Consolidated Financial Statements for more information.

All intangible assets are reviewed periodically for potential impairment. Goodwill is tested annually for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In fiscal years 2007, 2006 and 2005, there was no impairment of goodwill. Other intangible assets are tested quarterly for impairment. The Company recognized impairment charges of $0.2 million, $0.7 million and $0 in 2007, 2006 and 2005, respectively, for intangible assets other than goodwill. See Note 2 to the Consolidated Financial Statements for more information.

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

As of September 30, 2007, the Company had net operating loss carry forwards of $31.2 million, research and development credits of $10.3 million, foreign tax credits carry forwards of $10.9 million and state research and development tax credits of $3.2 million available to offset future taxable income. The Company’s carry forwards will expire over the periods 2008 through 2024 if not utilized. See Note 7 to the Consolidated Financial Statements for more information.

After examining the available evidence at September 30, 2007, we believe a full valuation allowance was necessary for the U.S. federal and state and certain foreign net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS No. 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our past financial performance presented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state and certain foreign deferred tax assets under SFAS No. 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. federal and state deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this statement for the fiscal 2008. Management has not yet determined the impact of the adoption of FIN No. 48 on its consolidated financial position or results of operations.

Stock-Based Compensation Expense.  Prior to October 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for fiscal year 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expenses over the requisite service period of the award. To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected term, expected volatility, and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility, and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues.

We have adopted SFAS No. 123(R) using the modified prospective method. Under this method, compensation cost recognized during fiscal year ended September 30, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s net loss for fiscal years ended September 30, 2007 and 2006 are $6.2 million and $4.8 million, respectively, higher than had it continued to account for stock-based employee compensation under APB No. 25.

The impact of the adoption of SFAS No. 123 (R) for fiscal years ended September 30, 2007 and 2006 were to increase both the basic and diluted loss per share by $0.24 and $0.19, respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

While the Company uses Black-Scholes models for valuing share-based payments under both SFAS No. 123 and SFAS No. 1232(R), there are some differences in the valuation methodologies and assumptions used for the calculations. Under SFAS No. 123, the Company uses the Black-Scholes multi-option valuation model with graded amortization, whereas under SFAS No. 123(R) the Company uses the Black-Scholes single option valuation model with straight-line amortization. Also, under SFAS No. 123, all options are valued under a single assumption of expected term while under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers, and non-officer employees) and determined the expected term for each group based on the historical activity of that group. Furthermore, under SFAS No. 123, forfeitures are recognized only as they actually occur whereas under SFAS No. 123(R), forfeiture rates are included in the initial accrual of compensation cost and revised as actual experience differs from initial estimates.

See Note 10 to the Consolidated Financial Statements for information on stock-based compensation including total compensation cost related to non-vested awards not yet recognized and the weighted average period over which it is expected to be recognized.

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

Interest Rate Risk

We consider investments purchased with an original remaining maturity of less than three months at date of purchase to be cash equivalents. The following table summarizes our cash and cash equivalents and marketable securities (in thousands):

	September 30,
	2007	2006

Cash and cash equivalents	$62,705	$34,743
Marketable securities	—	25,588

Total	$62,705	$60,331

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use leverage or derivative financial instruments in our investment portfolio.

During fiscal year 2007, to reduce administrative costs and liquidity risks, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, the Company sold all of its marketable securities and moved the proceeds to money market funds. The Company’s investment policy permits it to invest in securities with risks greater than those of money market funds and the Company may do so in the future. A characteristic of money market funds is that their unit values are not generally sensitive to changes in interest rates. Therefore, investors in these funds are generally not subject to the risk of capital loss from sudden changes in interest rates.

In fiscal year 2006, our investments were primarily debt instruments of the U.S. Government and its agencies, municipal bonds, and high-quality corporate notes and by policy, the amount of credit exposure to any one issuer was limited. With these types of investments, a sharp increase in interest rates can have a materially negative impact on the valuation of the securities.

The following table presents the hypothetical changes in fair value of marketable securities held at September 30, 2007 and 2006 that were sensitive to changes in interest rates (in thousands):

	Valuation of Securities			Fair Value	Valuation of Securities
	Given an Interest Rate			of	Given an Interest Rate
	Decrease of X Basis Points			Marketable	Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Securities	(50 BPS)	(100 BPS)	(150 BPS)

As of September 30, 2007	—	—	—	—	—	—	—
As of September 30, 2006	$25,972	$25,844	$25,716	$25,588	$25,460	$25,332	$25,204

These marketable securities were considered available for sale investments. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS. A basis point is defined as one-hundredth of a percentage point. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities will have their fair market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if there is a decline in interest rates. Due in part to these factors, our future investment income may fall short of expectations, or we may suffer a loss if we again invest in marketable securities and any of those securities subsequently decline in market value due to the types of changes in interest rates described above.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are primarily denominated in U.S. dollars. However, our international subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Currencies in which we have significant intercompany balances are the Taiwan dollar, Hong Kong dollar, Japanese yen, and the Euro. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical 10 percent appreciation/depreciation of the U.S. dollar from September 30, 2007 market rates would be immaterial to our net loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the Consolidated Financial Statements and supplementary financial information attached hereto.

Quarterly Results of Operation (Unaudited)

The following table presents certain unaudited Consolidated Statement of Operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited Consolidated Financial Statements appearing elsewhere in this report on Form 10-K. In the opinion of our management, all necessary adjustments, consisting of normal recurring adjustments and special charges, have been included to present fairly the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

	Fiscal 2007, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31
	(In thousands, except per share data)

Revenues	$15,665	$12,580	$9,048	$9,724
Gross margin	13,351	10,235	6,570	7,170
Operating income (loss)	228	(1,124)	(5,737)	(7,955)
Net loss	(668)	(1,774)	(5,956)	(8,011)
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.23)	$(0.31)
Basic and diluted shares used in calculating loss per share	26,736	26,001	25,686	25,474

	Fiscal 2006, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31

Revenues	$8,344	$10,450	$23,112	$18,589
Gross margin	5,283	5,039	18,290	13,973
Operating loss	(15,527)	(18,167)	(1,493)	(6,995)
Net loss	(14,321)	(18,560)	(3,165)	(7,923)
Basic and diluted loss per share	$(0.56)	$(0.73)	$(0.13)	$(0.32)
Basic and diluted shares used in calculating loss per share	25,423	25,333	25,111	25,014

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this annual report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

B.	Changes in internal control over financial reporting

There has been no change during the Company’s fiscal quarter ended September 30, 2007 in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. As a result of this assessment, management concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, assessed the effectiveness of our internal controls over financial reporting as of September 30, 2007. Ernst & Young has issued an attestation report concurring with management’s assessment and their report appears below.

D.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phoenix Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Phoenix Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Phoenix Technologies Ltd. as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of Phoenix Technologies Ltd. and our report dated November 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 14, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of ethics that applies to all executive officers and directors of the Company, a copy of which was filed as Exhibit 14.1 to the Form 10-K for the fiscal year ended September 30, 2003. The code of ethics is available free of charge on the Company’s web site at http://www.phoenix.com/About Phoenix/Investors Relations/Corporate Governance.

See Item 1 above for certain information required by this item with respect to the Company’s executive officers. The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the annual meeting of its stockholders to be held in December 2007 (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Schedule II — Valuation and Qualifying Accounts

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

Date: November 15, 2007

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

/s/ WOODSON M. HOBBS Woodson M. Hobbs President and Chief Executive Officer (Principal Executive Officer)	/s/ RICHARD W. ARNOLD Richard W. Arnold Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 15, 2007	Date: November 15, 2007

/s/ DALE L. FULLER Dale L. Fuller Chairman and Director	/s/ DOUGLAS E. BARNETT Douglas E. Barnett Director

Date: November 15, 2007	Date: November 15, 2007

/s/ MICHAEL M. CLAIR Michael M. Clair Director	/s/ RICHARD M. NOLING Richard M. Noling Director

Date: November 15, 2007	Date: November 15, 2007

/s/ JOHN MUTCH John Mutch Director

Date: November 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, on October 1, 2005, Phoenix Technologies, Ltd. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 14, 2007

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
	(In thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$62,705	$34,743
Marketable Securities	—	25,588
Accounts receivable, net of allowances of $84 and $463 at September 30, 2007 and September 30, 2006, respectively	6,383	8,434
Other current assets	3,496	4,163

Total current assets	72,584	72,928
Property and equipment, net	2,791	4,247
Purchased technology and Intangible assets, net	3,571	1,458
Goodwill	14,497	14,433
Other assets	1,037	2,094

Total assets	$94,480	$95,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,186	$3,072
Accrued compensation and related liabilities	3,922	3,844
Deferred revenue	11,805	7,584
Income taxes payable	11,733	9,041
Accrued restructuring charges — current	1,905	3,287
Other accrued liabilities — current	1,744	3,605

Total current liabilities	32,295	30,433
Accrued restructuring charges — noncurrent	358	1,166
Other liabilities — noncurrent	2,055	3,385

Total liabilities	34,708	34,984
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 34,396 and 32,851 shares issued, 26,982 and 25,437 shares outstanding
at September 30, 2007 and September 30, 2006, respectively	28	34
Additional paid-in capital	206,800	191,519
Retained earnings/(deficit)	(55,311)	(38,899)
Accumulated other comprehensive loss	(67)	(800)
Less: Cost of treasury stock (7,414 shares at September 30, 2007 and 7,414 shares at September 30, 2006)	(91,678)	(91,678)

Total stockholders’ equity	59,772	60,176

Total liabilities and stockholders’ equity	$94,480	$95,160

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
License fees	$39,655	$55,942	$95,819
Service fees	7,362	4,553	3,717

Total revenues	47,017	60,495	99,536
Cost of revenues:
License fees	927	4,727	4,374
Service fees	7,377	10,073	9,726
Amortization of purchased technology	1,387	3,110	3,353

Total cost of revenues	9,691	17,910	17,453

Gross margin	37,326	42,585	82,083
Operating expenses:
Research and development	19,193	22,865	20,426
Sales and marketing	11,992	35,428	35,619
General and administrative	16,611	21,488	16,441
Amortization of acquired intangible assets	—	368	70
Restructuring and related charges	4,118	4,618	(14)

Total operating expenses	51,914	84,767	72,542

Operating income (loss)	(14,588)	(42,182)	9,541
Interest and other income, net	1,984	1,867	320

Income (loss) before income taxes	(12,604)	(40,315)	9,861
Income tax expense	3,805	3,654	9,584

Net income (loss)	$(16,409)	$(43,969)	$277

Earnings (loss) per share:
Basic income (loss)	$(0.63)	$(1.74)	$0.01
Diluted income (loss)	$(0.63)	$(1.74)	$0.01
Shares used in earnings (loss) per share calculation:
Basic	25,976	25,220	24,815
Diluted	25,976	25,220	25,621

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional		Retained	Other		Total	Comprehensive
	Common Stock		Paid-in	Deferred	Earnings/	Comprehensive	Treasury	Stockholders’	Income
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Stock	Equity	(Loss)
	(In thousands)

BALANCE, SEPTEMBER 30, 2004	24,536	$32	$181,302	$(777)	$4,793	$(1,878)	$(90,443)	$93,029

Stock purchases under option and purchase plans	451	1	2,751	—	—	—	—	2,752
Reversal of deferred comp due to terminations			(307)	232				(75)
Amortization of deferred stock-based compensation	—	—	—	243	—	—	—	243
Stock/Options granted to consultants			3					3
Comprehensive income:
Net income (loss)	—	—	—	—	277	—	—	277	$277
Change in net unrealized gains and losses on investments						(16)		(16)	(16)
Translation adjustment, net of tax of $0	—	—	—	—		751	—	751	751

Comprehensive income									$1,012

BALANCE, SEPTEMBER 30, 2005	24,987	$33	$183,749	$(302)	$5,070	$(1,143)	$(90,443)	$96,964

Stock purchases under option and purchase plans	668	1	3,246	—	—	—	—	3,247
Repurchase of common stock	(218)						(1,235)	(1,235)
Reversal of deferred comp due to terminations			(9)					(9)
FAS 123(R) Stock-based compensation	—	—	4,526	302	—	—	—	4,828
Comprehensive income:
Net loss	—	—	—	—	(43,969)	—	—	(43,969)	$(43,969)
Change in net unrealized gains and losses on investments						34		34	34
Translation adjustment, net of tax of $0	—	—	7	—		309	—	316	309

Comprehensive income									$(43,626)

BALANCE, SEPTEMBER 30, 2006	25,437	$34	$191,519	$—	$(38,899)	$(800)	$(91,678)	$60,176

Adjustments of prior years	—	(6)	53	—	(3)			44
Stock purchases under option and purchase plans	1,545		8,993	—	—	—	—	8,993
FAS 123(R) Stock-based compensation	—	—	6,235	—	—	—	—	6,235
Comprehensive income:
Net loss	—	—	—	—	(16,409)	—	—	(16,409)	$(16,409)
Change in defined benefit obligation upon adoption of SFAS No. 158						512		512	512
Change in net unrealized gains and losses on investments						(19)		(19)	(19)
Translation adjustment, net of tax of $0						240	—	240	240

Comprehensive income									$(15,676)

BALANCE, SEPTEMBER 30, 2007	26,982	$28	$206,800	$—	$(55,311)	$(67)	$(91,678)	$59,772

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(16,409)	$(43,969)	$277
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	3,588	6,002	6,473
Stock-based compensation	6,235	4,819	180
Loss from disposal of fixed assets	55	11	—
Deferred income tax	—	851	370
Change in operating assets and liabilities:
Accounts receivable	2,067	14,429	1,258
Prepaid royalties and maintenance	73	2,187	2,348
Other assets	1,600	850	1,273
Accounts payable	(1,872)	964	(66)
Accrued compensation and related liabilities	(230)	258	261
Deferred revenue	4,257	(712)	(1,257)
Income taxes	2,715	(2,354)	4,449
Accrued restructuring charges	(2,171)	2,810	(601)
Other accrued liabilities	(2,347)	34	848

Net cash provided by (used in) operating activities	(2,439)	(13,820)	15,813

Cash flows from investing activities:
Proceeds from sales of marketable securities	105,214	283,939	201,873
Proceeds from maturities of marketable securities	9,500	8,100	9,100
Purchases of marketable securities	(89,125)	(270,604)	(232,070)
Purchases of property and equipment	(800)	(2,233)	(3,081)
Purchases of technology	(3,500)	—	—
Payments in connection with prior business acquisition	—	(500)	(500)

Net cash provided by investing activities	21,289	18,702	(24,678)

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	8,993	3,247	2,746
Repurchase of common stock	—	(1,235)	—

Net cash provided by financing activities	8,993	2,012	2,746

Effect of changes in exchange rates	119	44	26

Net increase (decrease) in cash and cash equivalents	27,962	6,938	(6,093)
Cash and cash equivalents at beginning of period	34,743	27,805	33,898

Cash and cash equivalents at end of period	$62,705	$34,743	$27,805

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$813	$6,109	$2,752

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Phoenix Technologies Ltd. (the “Company”) designs, develops and supports core system software for personal computers and other computing devices. Our products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices. We sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to our customers.

The majority of the Company’s revenue comes from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware.

The Company also designs, develops and supports software products and services that provide the users of personal computers with enhanced device utility, reliability, and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, service providers and individuals, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

The Company derives additional revenue from providing development tools and support services such as customization, training, maintenance and technical support to its software customers and to various development partners.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements of the Company include the financial statements of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications.  We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The Consolidated Statement of Operations for fiscal years ended September 30, 2005 has been adjusted to reclassify approximately $180,000 of stock-based compensation from a single line item on the Consolidated Statement of Operations to the appropriate operating expense categories respectively. These reclassifications had no impact on the Company’s total assets, total liabilities or income (loss) from operations or net income (loss) for all periods presented.

Foreign Currency Translation.  The Company has determined that the functional currency of its foreign operations is the local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions within the Consolidated Statements of Operations are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses recorded as part of interest and other income, net totaled $0.3 million, $0.8 million and $1.0 million during fiscal years 2007, 2006 and 2005, respectively.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to: a) allowance for uncollectible accounts receivable; b) accruals for consumption-based license revenues; c) accruals for employee benefits and restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.

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

The Company recognizes revenue related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services. Revenue is recognized net of any applicable sales tax or withholding tax.

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

Volume Purchase Arrangements

Beginning with the three month period ended March 31, 2007, for VPAs with OEMs and ODMs, the Company recognizes license revenues for units consumed by the end of the current accounting quarter, to the extent that the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes royalty revenues ratably over the term of the VPA, if such amount is higher than that determined based on actual consumption by the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenue.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer has been invoiced for such

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. These estimates have historically been recorded based on customer forecasts. Actual consumption that is subsequently reported by these same customers is regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding actual consumption of the Company’s products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts are no longer a reliable indicator of future consumption. Since the Company no longer considers the customer forecast to be a reliable estimate of future consumption, it is no longer appropriate to include future period consumption in current period revenue beginning with the quarter ended March 31, 2007.

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

Warranty.  The Company generally provides a warranty for its software products and services to its customers for a period of 90 days from the date of delivery. The Company warrants its software products will perform materially in accordance with its specifications. The Company also warrants that its professional services will perform consistent with generally accepted industry standards and to materially conform to the specifications set forth in a customer’s signed contract. The Company had not incurred significant expense under its product warranties to date and, thus, no liabilities have been recorded for these contracts as of September 30, 2007 and 2006.

Accounts Receivable.  All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit memo data, bad debt write-offs, historical revenue estimate to actual variances, and other known factors. At September 30, 2007 and 2006, the allowance was $0.1 million and $0.5 million, respectively.

Cash Equivalents, Marketable Securities and Other Investments.  The Company considers all highly liquid securities purchased with an original remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented.

Marketable securities consist of available-for-sale debt securities that the Company carries at fair value. The Company uses the specific identification method to compute gains and losses on marketable securities. The fair value of such investments approximated amortized cost and gross unrealized holding gains and losses were not material. Available-for-sale debt securities are classified as current assets based upon the Company’s intent and ability to use any and all of these securities as necessary to satisfy the significant short-term liquidity requirements that may arise. During fiscal year 2007, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule summarizes the estimated fair value of the Company’s marketable securities as of September 30, 2007 and September 30, 2006 (in thousands):

	September 30,
	2007	2006

Municipal bonds	$—	$11,000
Corporate notes	—	11,593
International bonds	—	999
Certificate of deposit	—	1,996

Total marketable securities	$—	$25,588

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

Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and marketable securities, and trade receivables. The Company’s investment portfolio consists of mostly AAA credit rating investments, balanced by some AA and A rated securities. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations and provisions are made for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Two customers accounted for 37% and 12% of accounts receivable as of September 30, 2007. Three customers accounted for 12%, 13%, and 20% of accounts receivable as of September 30, 2006, respectively. No other customers accounted for greater than 10% of accounts receivable in either year.

Prepaid Royalties.  The Company entered into long-term agreements with several third party technology partners and prepaid royalties for software that is incorporated into certain of its products. Prepaid royalties related to developed products are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2007, the remaining useful lives of these assets were one year or less. Net prepaid royalties for third party licenses were $0 and $0.1 million at September 30, 2007 and 2006, respectively. Amortization of prepaid royalties was $0.1 million, $2.0 million and $2.4 million for fiscal years 2007, 2006, and 2005 respectively. In addition to the amounts amortized, $0.7 million of prepaid royalties were written off in fiscal year 2006 since it was determined that their carrying values were not recoverable due to discontinuance of the related product.

Property and Equipment.  Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Purchased Technology and Intangible Assets.  Purchased intangible assets consist primarily of trade names and purchased technology. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In accordance with SFAS No. 144, the Company assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

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

Pursuant to SFAS No. 144, in the fourth quarter of fiscal year 2006, the Company recorded an impairment charge of $0.3 million against a trade name since it was determined that the carrying value was not recoverable due to a management decision in September 2006 to discontinue the related product.

The Company accounts for purchased computer software, or purchased technology, including that which is acquired through business combinations, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that capitalized software costs are to be amortized on a product by product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Furthermore, at each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Purchased computer software technology costs resulting from acquisitions are generally amortized over their corresponding economic product lives of five to seven years using the straight-line method. In fiscal years 2007, 2006 and 2005, the only purchase of technology was the acquisition in August 2007 of certain intangible assets from XTool Mobile Security, Inc., for $3.5 million. Amortization of purchased technology was $1.1 million, $2.4 million, and $3.4 million for fiscal years 2007, 2006 and 2005, respectively. In addition to the amounts amortized, $0.2 million and $0.7 million of software purchased was written off in fiscal years 2007 and 2006, respectively, since it was determined that the carrying value exceeded the net realizable value by this amount. There were no write offs of purchased technology in fiscal year 2005.

Goodwill.  Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for Goodwill in accordance with SFAS No. 142 and Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. The Company adopted this statement in October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by SFAS No. 142.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at October 1st using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. The Company has determined that it operates in one segment and has one reporting unit. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. As of September 30, 2007, there was no goodwill impairment for the fiscal year.

Changes in the carrying value of goodwill and certain long-lived assets consisted of the following: (in thousands):

		Acquired	Purchased
		Intangible	Technology and	Prepaid Royalties
	Goodwill	Assets	Intangible Assets, Net	and Maintenance

Net balance, September 30, 2005	$13,932	$368	$4,568	$2,271
Additions	501	—	—	562
Impairment/write off	—	(298)	(708)	(687)
Amortization	—	(70)	(2,402)	(2,035)

Net balance, September 30, 2006	14,433	—	1,458	111
Adjustment	64	—	—	—
Additions	—	—	3,500	—
Impairment/write off	—	—	(241)	—
Amortization	—	—	(1,146)	(72)

Net balance, September 30, 2007	$14,497	$—	$3,571	$39

At September 30, 2007, the Company expected annual amortization of its purchased intangible assets by fiscal year to be as shown in the following table. Amortization of purchased intangible assets is charged to amortization of purchased technology in cost of revenue and to amortization of acquired intangible asset in operating expenses on the Consolidated Statement of Operations. Future acquisitions would cause these amounts to increase. In addition if impairment events occur they could accelerate the timing of charges (in thousands).

Expected
Amortization
Fiscal Year Ending September 30,	Expense

2008	$446
2009	500
2010	500
2011	500
2012	500
Thereafter	1,125

Total	$3,571

The amounts allocated to goodwill associated with acquisitions completed prior to July 1, 2001 were being amortized using straight-line method over the estimated useful lives of five to six years up to October 1, 2002, the date of the Company’s SFAS No. 142 adoption. In accordance with SFAS No. 142, goodwill is no longer amortized.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation.  Prior to October 1, 2005, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). As a result, no expense was recognized for options to purchase the Company’s common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under its employee stock purchase plan. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during fiscal years ended September 30, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on October 1, 2005, the Company’s net loss for fiscal years ended September 30, 2007 and 2006 are $6.2 million and $4.8 million, respectively, higher than had it continued to account for stock-based employee compensation under APB No. 25. The impact of the adoption of SFAS No. 123(R) for fiscal years ended September 30, 2007 and 2006 were to increase both the basic and diluted loss per share by $0.24 and $0.19, respectively. The adoption of SFAS No. 123(R) had no impact on cash flows from operations or financing.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for fiscal year ended September 30, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Years Ended
September 30,
2005

Net income (loss), as reported	$277
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	177
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects of zero	(5,868)

Pro forma net loss	$(5,414)

Basic earnings (loss) per share:
As reported	$0.01

Pro forma	$(0.22)

Diluted earnings (loss) per share:
As reported	$0.01

Pro forma	$(0.21)

Per share data used
Basic	24,815
Diluted	25,621

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

Note that the above pro forma disclosure is not presented for fiscal years ended September 30, 2007 and 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123(R) during that period.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for fiscal years 2007, 2006 and 2005: (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

Costs and expenses
Cost of goods sold	$187	$335	$—
Research and development	1,425	925	49
Sales and marketing	976	1,857	103
General and administrative	3,647	1,702	28

Total stock-based compensation expense	$6,235	$4,819	$180

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no capitalized stock-based employee compensation cost as of September 30, 2007. There was no recognized tax benefit relating to stock-based employee compensation during fiscal year 2007.

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

The fair value of options granted in fiscal years 2007 and 2006 reported above have been estimated as of the date of the grant using the Black-Scholes single option pricing model. However, the fair value of options granted in fiscal year 2005 reported above have been estimated as of the date of grant using the Black-Scholes multiple option pricing model since the Company changed from the single option model to the multiple option model upon adoption of FAS 123(R) at the beginning of the Company’s fiscal year 2006. Assumptions used for valuing options granted during fiscal years ended September 30, 2007, 2006 and 2005 are as follows.

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Expected life from grant date (in years)	3.6 - 10.0	3.6 - 10.0	4.0	0.5 - 2.0	0.5 - 2.0	0.5
Risk-free interest rate	4.5 - 5.0%	4.3 - 5.1%	3.5%	4.5 - 5.1%	3.8 -5.0%	3.2%
Volatility	0.5 - 0.7	0.6 - 0.8	0.8	0.4 - 0.7	0.4 - 0.6	0.5
Dividend yield	None	None	None	None	None	None

Advertising Costs.  The Company expenses advertising costs as they are incurred. The Company recorded advertising expense of approximately $0.3 million, $2.8 million, and $2.1 million in fiscal years 2007, 2006 and 2005, respectively.

Computation of Earnings (loss) per Share.  Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 5 to the Consolidated Financial Statements for more information.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company was its fiscal year 2007. Adoption of SAB No. 108 has had no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal year beginning after November 15, 2007, which for the Company will be its fiscal year 2009 beginning on October 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, being the date at which plan assets and the benefit obligation are measured, is required to be the Company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies as of the end of fiscal year ending after December 15, 2006, except for the measurement date provision, which is effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158, including the measurement date provision in the year ended September 30, 2007, and while adoption of this standard had no impact on the Company’s results of operations or cash flows, there was an impact on the Balance Sheet. See Note 11 to the Consolidated Financial Statements for more information.

Comprehensive Income (Loss).  The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains or losses on investments, foreign currency translation adjustments and defined benefit plans.

The components of comprehensive income (loss) consisted of the following (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

Net income (loss)	$(16,409)	$(43,969)	$277
Other comprehensive income (loss)
Net change in defined benefit obligation upon adoption of SFAS No. 158	512	—	—
Net change in unrealized gain (loss) on investments	(19)	34	(16)
Net change in cumulative translation adjustment	240	309	751

Comprehensive income (loss)	$(15,676)	$(43,626)	$1,012

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2007 and 2006, balances for the components of accumulated other comprehensive loss were as follows (in thousands):

	Fiscal Years Ended September 30,
	2007	2006

Defined benefit obligation upon adoption of SFAS No. 158	$512	$—
Unrealized gain on investments	—	19
Cumulative translation adjustment	(579)	(819)

Accumulated other comprehensive loss	$(67)	$(800)

The change between fiscal years 2007 and 2006 for defined benefit obligation was due to the Company’s adoption of SFAS No. 158 which occurred in the fiscal year ended September 30, 2007.

The change between fiscal years 2007 and 2006 for unrealized gain on investments was mainly related to debt securities and marketable equity securities. During fiscal year 2007, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents.

The change between fiscal years 2007 and 2006 for foreign currency translation was mainly related to exchange losses on translation of the results of foreign subsidiaries.

Note 3.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands except useful life):

		September 30,
	Useful Life	2007	2006

Computer hardware and software	3	$7,448	$8,226
Telephone system	5	413	655
Furniture and fixtures	5	1,845	2,387
Construction in progress		—	72
Leasehold improvements		1,393	2,286

Subtotal		11,099	13,626
Less: accumulated depreciation		(8,308)	(9,379)

Property and equipment, net		$2,791	$4,247

Depreciation expense related to property and equipment and amortization of leasehold improvements totaled $2.2 million, $2.5 million, and $3.1 million for fiscal years 2007, 2006 and 2005, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Other Current Assets, Other Assets, Other Accrued Liabilities — Current and Other Liabilities — Noncurrent

The following table provides details of other current assets (in thousands):

	September 30,
	2007	2006

Other current assets:
Prepaid royalties and maintenance	$39	$111
Prepaid rent	67	368
Prepaid insurance	55	262
Prepaid taxes	1,868	1,880
Tax refunds receivable	45	184
VAT receivable	81	237
Other	1,341	1,121

Total other current assets	$3,496	$4,163

The following table provides details of other assets (in thousands):

	September 30,
	2007	2006

Other assets
Deposits and other	$807	$1,684
Deferred tax	230	410

Total other assets	$1,037	$2,094

The following table provides details of other accrued liabilities-current (in thousands):

	September 30,
	2007	2006

Other accrued liabilities:
Royalties and commissions	$316	$469
Accounting and legal fees	577	1,657
Co-op advertising	133	364
Other accrued expenses	718	1,115

Total other accrued liabilities	$1,744	$3,605

The following table provides details of other liabilities-noncurrent (in thousands):

	September 30,
	2007	2006

Other non-current accrued liabilities
Accrued rent	$668	$673
Retirement reserve	1,317	2,348
Other liabilities	70	364

Total other non-current accrued liabilities	$2,055	$3,385

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2007	2006	2005

Net income (loss)	$(16,409)	$(43,969)	$277
Weighted average common shares outstanding	25,976	25,220	24,815
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	806

Total dilutive securities	—	—	806

Weighted average diluted common and equivalent shares outstanding	25,976	25,220	25,621
Earnings (loss) per share:
Basic income (loss)	$(0.63)	$(1.74)	$0.01
Diluted income (loss)	$(0.63)	$(1.74)	$0.01

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method.

In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. Stock options with exercise prices greater than the average market price for the Company’s common stock are excluded from the calculation of diluted income or loss per share because their effect is anti-dilutive. In loss periods, basic and diluted loss per share are identical since the effect of common equivalent shares is anti-dilutive and therefore excluded. The anti-dilutive weighted shares for fiscal years 2007, 2006 and 2005 amounted to approximately 4,700,000, 5,800,000 and 3,305,000 shares, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through September 30, 2007 under the captions “Accrued restructuring charges — current” and “Accrued restructuring charges — noncurrent” in the consolidated balance sheets (in thousands):

	Facilities		Severance	Facilities	Severance	Facilities
	Exit Costs	Asset	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Write-Off	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	Fiscal 2003 Plan	2006 Plans	2006 Plans	2007 Plans	2007 Plans	Total

Balance of accrual at September 30, 2004	$2,184	—	—	—	—	—	$2,184
Cash payments	(546)	—	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	—	$4,028	$166	—	—	4,194
Cash payments	(414)	—	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	—	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	—	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—		—	—	$2,252	$1,492	3,744
Cash payments	(400)		(2,707)	(410)	(1,864)	(948)	(6,329)
True up adjustments	(12)		39	365	7	(4)	395

Balance of accrual at September 30, 2007	$1,328	$—	$—	$—	$395	$540	$2,263

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, management approved a restructuring plan for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million, which consists of the following (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of potential sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During fiscal year ended September 30, 2007, the Company paid no significant costs associated with this restructuring program.

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 and a charge of $0.3 million in the fourth quarter of fiscal year 2007 related to office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the fiscal year ended September 30, 2007, the Company paid approximately $2.8 million of the costs associated with this restructuring program. This restructuring program has $0.3 million of outstanding liabilities as of September 30, 2007 related to the Milpitas building consolidation.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenue expectations.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. During the fiscal year ended September 30, 2007, the Company paid approximately $3.1 million of the restructuring costs associated with these two restructuring programs. As of September 30, 2007, there are no more outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financials reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the fiscal year ended September 30, 2007, the Company paid approximately $0.4 million of the costs associated with this restructuring program. The total estimated unpaid portion for facilities exit expenses is $1.3 million as of September 20, 2007.

Note 7.	Income Taxes

The components of income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

Current:
Federal	$—	$—	$104
State	50	18	(186)
Foreign	3,575	2,792	11,531

Total Current	3,625	2,810	11,449

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	180	844	(1,865)

Total deferred	180	844	(1,865)

Income tax	$3,805	$3,654	$9,584

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

U.S	$(3,674)	$(21,991)	$5,654
Foreign	(8,930)	(18,324)	4,207

	$(12,604)	$(40,315)	$9,861

The reconciliation of the United States federal statutory rate to the Company’s income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

Tax at U.S. federal statutory rate	$(4,412)	$(14,110)	$3,451
State taxes, net of federal tax benefit	50	18	(186)
Foreign taxes	6,881	3,636	8,448
Valuation allowance	1,286	14,110	(2,292)
Other		—	163

Income tax expense	$3,805	$3,654	$9,584

The following table shows the composition of net deferred tax assets (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

Deferred tax assets:
Foreign tax credits	$10,882	$10,882	$16,134
Research and development tax credits	10,341	10,131	9,580
Minimum tax credit carryforward	1,213	1,213	1,149
Miscellaneous reserves and accruals	3,693	3,678	4,264
Depreciation and amortization	3,113	4,702	4,416
State tax credit (net of federal benefit)	2,094	1,871	1,685
Unrealized foreign exchange loss	—	153	—
Net operating loss	12,443	10,525	—

Total	43,779	43,155	37,228
Less valuation allowance	(43,549)	(42,691)	(35,882)

Net deferred tax assets	230	464	1,346
Deferred tax liabilities:
Unremitted foreign earnings	—	—	(85)
Foreign deferred liabilities	—	(36)	—
Miscellaneous other	—	(10)	—

Total deferred tax liabilities	—	(46)	(85)

Net deferred tax assets	$230	$418	$1,261

For the fiscal year 2007, the Company believes a valuation allowance of $43.5 million is required against its U.S. federal and state and certain foreign deferred tax assets under SFAS No. 109. In fiscal year 2007, the valuation

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance increased by approximately $0.9 million as compared to fiscal year 2006. The valuation allowance increased in fiscal year 2006 by approximately $6.8 million as compared to fiscal year 2005.

The Company is permanently reinvesting the historic earnings of certain foreign subsidiaries. Those foreign subsidiaries that are permanently reinvested are ones which if liquidated would give rise to a material amount of U.S. or foreign tax upon liquidation. The amount of foreign earnings permanently reinvested is approximately $10.5 million as of September 30, 2007, and accordingly no U.S. federal tax has been provided on these earnings. Upon distribution of these earnings in the form of dividends or liquidation of one or more of the Company’s foreign subsidiaries, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of approximately $2.4 million. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

As of September 30, 2007, the Company had federal net operating loss carry forwards of $31.2 million, research and development credits of $10.3 million, foreign tax credit carry forwards of $10.9 million and state research and development tax credits of $3.2 million available to offset future taxable income. The Company’s carry forwards will expire over the periods 2008 through 2024 if not utilized.

As of September 30, 2006, the Company had federal net operating loss carry forwards of $29.8 million, research and development credits of $10.1 million, foreign tax credit carry forwards of $10.9 million and state research and development tax credits of $2.9 million available to offset future taxable income. The Company’s carry forwards expire over the periods 2007 through 2023 if not utilized.

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

During fiscal year ended September 30, 2005, the Company recorded a transfer pricing exposure for which the Company continues to record a liability. The exposure was first brought to the Company’s attention when it received a notice from the Taiwan Tax Authorities intending to assess a $0.7 million deficiency for fiscal year ended 2000. The Company has reviewed the pending assessment and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $9.6 million exists, which as of September 30, 2007 has been fully reserved.

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

The Company is entitled to a tax holiday on its net income earned by the Company’s subsidiary in India until March 2009. The aggregate dollar benefit of the tax holiday during the period from 2006 through September 30, 2007 is not material.

Note 8.	Segment Reporting

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses and services revenues, for purposes of making operating decisions and assessing

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance. The Company does not assess the performance of its product sectors and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Fiscal Years Ended September 30,
	2007	2006	2005

North America	$7,616	$6,384	$24,852
Japan	7,651	18,302	21,803
Taiwan	26,882	28,556	36,608
Other Asian countries	3,670	5,089	8,233
Europe	1,198	2,164	8,040

Total	$47,017	$60,495	$99,536

One customer accounted for 18% of the Company’s total revenues in fiscal year 2007. Two customers accounted for 12% and 10% of the Company’s total revenues in fiscal year 2006. Two customers accounted for 15% and 12% of the Company’s total revenues in fiscal year 2005. No other customer accounted for more than 10% of total revenues in fiscal years 2007, 2006 or 2005.

Note 9.	Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. The operating lease obligations as of September 30, 2007 are $11.5 million and include a net lease commitment for the Irvine location of $1.3 million, after sublease income of $0.8 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated but for which we continue to have lease obligations and intend to sublease, and ii) our facility in Milpitas, California which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 6 for further information on the Company’s restructuring plans. Total rent expense was $3.2 million, $4.1 million, and $4.1 million in fiscal years 2007, 2006 and 2005, respectively. On September 30, 2007, future minimum operating lease payments required were as follows (in thousands):

Payments Due
Fiscal Years Ending September 30,	by Period

2008	$2,998
2009	2,393
2010	1,681
2011	1,503
2012	1,377
2013	1,536

Total minimum lease payments	$11,488

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceedings described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation or proceeding is uncertain, and unfavorable outcomes could have a material adverse impact. Regardless of outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”), and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for April 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

Note 10.	Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive and non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at the lower of either the date of enrollment or the date of purchase. Shares issued as a result of stock option exercises and the Purchase Plan are newly created shares of common stock. Under the Company’s stock option plans and Purchase Plan, as of September 30, 2007 restricted share awards and option grants for 4,907,155 shares of common stock are outstanding from prior awards and 1,963,095 are available for future awards.

1999 Stock Plan

In November 1998, the Board of Directors of the Company adopted the 1999 Stock Plan (the “Plan”), which was approved by stockholders in January 1999. In February 2000, February 2001, April 2002, and February 2005, the stockholders approved amendments to the Plan to increase the number of shares reserved. Under the 1999 Plan, at September 30, 2007, 5,600,000 shares had been authorized by the Board of Directors and approved by the stockholders with 2,184,494 shares of common stock outstanding from prior awards and 1,769,895 available for future awards.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Director Option Plan

In November 1999, the Board of Directors adopted the 1999 Director Option Plan (the “Director Plan”), which was approved by the Company’s stockholders in February 2000. In February 2001, February 2002, February 2003, and February 2005, the stockholders approved amendments to the Director Plan to increase the number of shares reserved under the Director Plan. Under the Director Option Plan, at September 30, 2007, 680,000 shares had been authorized by the Board of Directors and approved by the stockholders with 213,100 shares of common stock outstanding from prior awards and 126,000 available for future awards.

The Compensation Committee of the Board of Directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director will automatically receive a non-statutory stock option to purchase 15,000 shares of common stock each year on the anniversary date of which each non-employee director became a director. All stock options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire ten years from the date of grant and are fully vested on the date of grant. Vested options granted under the Director Plan generally may be exercised for six months after termination of the director’s service to the Company, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to the Company’s capital structure.

1997 Nonstatutory Plan

The Company’s Board of Directors adopted the 1997 Nonstatutory Plan (the “1997 NQ Plan”) in July 1997. The 1997 NQ Plan authorizes the issuance of 1,317,576 shares of non-qualified stock options to non-officer employees and consultants. The 1997 NQ Plan expired in July 2007. As of September 30, 2007, all shares were issued from the plan, and 503,419 shares of common stock are outstanding from prior awards.

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the stockholders in November of 2001, and was amended and restated by the Board of Directors in November 2005 and approved by the stockholders in March 2006 at the annual meeting of stockholders. At September 30, 2007, 1,250,000 shares had been authorized by the Board of Directors and approved by the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders for purchase under the Employee Stock Purchase Plan, with 1,088,682 shares of common stock already purchased by employees and 161,318 shares available for future issuances. The executive officers of the Company do not participate in the Purchase Plan.

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

Employees purchased 259,047 shares of the Company’s common stock through the Company’s Purchase Plan in fiscal year 2007. Purchases through the Purchase Plan in fiscal years 2006 and 2005 were 263,132 and 142,267, respectively.

Other Stock-Based Plans

The Company has two stock-based compensation plans available from which no additional options are available for grant — the 1996 Equity Incentive Plan (the “1996 Plan”) and the 1998 Stock Plan (the “1998 Plan”). Under the 1996 and 1998 plans, at September 30, 2007, 800,000 and 780,000 shares, respectively, had been authorized by the Board of Directors and approved by the stockholders. Under the 1996 plan as of September 30, 2007, 88,989 shares were outstanding and zero shares were available for future awards. Under the 1998 plan as of September 30, 2007, 381,788 shares are outstanding and 67,200 shares are available for future awards.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the option activity under the Company’s stock option plans for fiscal years 2007, 2006 and 2005 (in thousands, except per-share amounts):

	Options Activity
			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Balance as of September 30, 2004	5,795	$8.70	7.04	$599
Options granted	2,135	7.58
Options exercised	(309)	6.10		$758
Options canceled	(1,025)	7.82

Balance as of September 30, 2005	6,596	8.60	6.90	$5,173
Options granted	3,194	5.25
Options exercised	(363)	5.22		$529
Options canceled	(2,042)	7.75

Balance as of September 30, 2006	7,385	7.56	7.23	$34
Options granted	1,939	7.46
Options exercised	(1,285)	6.17		$3,426
Options canceled	(3,132)	8.74

Balance as of September 30, 2007	4,907	$7.13	8.10	$19,505
Exercisable at September 30, 2007	1,763	$8.67	6.33	$5,532

On September 30, 2007, 2006 and 2005, the number of shares available for grant under all stock option plans was approximately 1,963,000, 1,566,000, and 1,750,000, respectively.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for fiscal years 2007, 2006 and 2005 are $4.62, $4.96, and $5.33, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for fiscal years 2007, 2006 and 2005 are $2.75, $2.46, and $2.30, respectively. The total intrinsic value of options exercised for fiscal years 2007, 2006 and 2005 is $3.4 million, $0.5 million, and $0.8 million, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2007 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise	of	Exercise
Exercise Prices	Shares	(Years)	Price	Shares	Price

$ 4.00 - $ 4.45	680	8.67	$4.42	229	$4.36
$ 4.51 - $ 4.89	610	8.87	4.68	58	4.83
$ 5.05 - $ 5.48	949	8.82	5.06	257	5.08
$ 5.56 - $ 5.85	145	6.27	5.71	89	5.70
$ 5.90 - $ 6.76	287	8.01	6.27	178	6.35
$ 6.78 - $ 8.09	653	8.55	7.48	200	7.65
$ 8.11 - $ 9.95	1,016	8.78	8.70	284	9.12
$10.00 - $11.00	123	9.39	10.34	24	10.63
$11.13 - $17.38	417	2.65	14.78	417	14.78
$18.00 - $21.13	27	2.60	19.72	27	19.72

$ 4.00 - $21.13	4,907	8.10	$7.13	1,763	$8.67

The fair value of options granted in fiscal years 2007 and 2006 reported above have been estimated as of the date of the grant using the Black-Scholes single option pricing model. However, the fair value of options granted in fiscal year 2005 reported above have been estimated as of the date of grant using the Black-Scholes multiple option pricing model since the Company changed from the single option model to the multiple option model upon adoption of FAS No. 123(R) at the beginning of the Company’s fiscal year 2006. Assumptions used for valuing options granted during fiscal years ended September 30, 2007, 2006 and 2005 are as follows.

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Expected life from grant date (in years)	3.6 - 10.0	3.6 - 10.0	4.0	0.5 - 2.0	0.5 - 2.0	0.5
Risk-free interest rate	4.5 - 5.0%	4.3 - 5.1%	3.5%	4.5 - 5.1%	3.8 -5.0%	3.2%
Volatility	0.5 - 0.7	0.6 - 0.8	0.8	0.4 - 0.7	0.4 - 0.6	0.5
Dividend yield	None	None	None	None	None	None

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity for fiscal years 2007, 2006, and 2005 is as follows (in thousands, except per-share amounts):

		Weighted Average
	Non-Vested Number of	Grant-Date Fair
	Shares	Value

Nonvested stock at September 30, 2004	40	$5.38
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested stock at September 30, 2005	40	5.38
Granted	441	4.96
Vested	—	—
Forfeited	(30)	5.38

Nonvested stock at September 30, 2006	451	4.97
Granted	125	4.88
Vested	(5)	5.38
Forfeited	(273)	4.98

Nonvested stock at September 30, 2007	298	$4.92

As of September 30, 2007, $1.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years.

Note 11.  Retirement Plans

Defined Contribution Plans.  The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal years 2007, 2006 and 2005 were $0.3 million, $0.5 million and $0.5 million, respectively.

The Company also has a defined contribution plan that covers the Taiwan employees who are not covered by the Taiwan defined benefit plan which is described below. The defined benefit plan is for employees who joined the company prior to June 30, 2005 while the defined contribution plan is for those employees who joined the company after that date. Employees may elect to contribute up to 6% of monthly wages to their pension account, and the Company contributes 6% of monthly wages as specified in a Table of Monthly Wages and Contribution Rates specified by the Taiwanese Bureau of Labor Insurance. The Company’s contributions to the Taiwan defined contribution plan for fiscal years 2007, 2006 and 2005 were $0.1 million, $0.1 million and $0, respectively.

Defined Benefit Plans.  The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. The defined benefit plan for the Company’s employees in Taiwan forms the vast majority of the Company’s liability for defined pension plans. The liability and the payments associated with other defined benefit plans are not significant. At September 30, 2007 and 2006, the Company had accrued $1.4 million and $2.3 million, respectively, for all such liabilities.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s defined benefit plan for its employees in Taiwan, employees make no payments into the plan, but a benefit is paid to employee upon retirement based on age of the employee and years of service. As of September 30, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Although the measurement date provision was not required to be adopted until the end of the Company’s fiscal year 2009, the Company early-adopted this provision as of the end of its fiscal year 2007, by changing the measurement date to its fiscal year ended September 30, 2007. In previous fiscal years, the measurement date for the Taiwan defined-benefit pension plan had been July 31st, two months prior to fiscal year end, and the change in the measurement date had an insignificant impact on the projected benefit obligation and accumulated other comprehensive loss. The incremental effect of applying SFAS No. 158 on individual line items on the consolidated balance sheet as of September 30, 2007 was as follows (in thousands):

	Before Application of		After Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Accrued compensation and related liabilities	$3,820	$102	$3,922
Other liabilities — noncurrent	$2,669	$(614)	$2,055
Accumulated other comprehensive loss	$(579)	$512	$(67)

The following assumptions were used in accounting for the Taiwan defined benefit pension plan: a discount rate of 2.75%, a rate of compensation increases of 3.00% and an expected long-term rate of return on plan assets of 2.5%. The expected long term rate of return on plan assets is based on a) the five year average return on plan assets of the Trust Department of Bank of Taiwan which is 1.62% and b) the fact that the return on plan assets of the Trust Department of Bank of Taiwan is trending upward.

Key metrics of the pension plan are (in thousands):

	September 30,
	2007	2006

Accumulated benefit obligation	$(1,304)	$(1,334)
Projected benefit obligation	$(1,735)	$(1,760)
Fair value of plan assets	$624	$539
Funded status	$(1,111)	$(1,221)
Net periodic benefit costs	$159	$263

As a result of adoption of SFAS No. 158 in September 2007, the Company recorded $0.5 million of net gain to accumulated other comprehensive income. This amount will be amortized to net periodic benefit cost in future periods. In fiscal year 2008, we expect the amortization from accumulated other comprehensive income to net period benefit cost to be approximately $17,000.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan weighted-average asset allocation as of September 30, 2007 by asset category is as follows:

Asset Category	Weighting

Bank deposits	42.7%
Government loan	2.6%
Equity securities	12.2%
Short-term loan	7.7%
Government & company bonds	13.0%
Overseas investment	11.7%
Others	10.1%

Total	100.0%

We estimate that employer contributions to the defined benefit plans for fiscal year 2008 will be approximately $73,000.

Note 12.  Subsequent Events

In November 2007, the Company entered into a sublease agreement with a third party for the remainder of the lease term for approximately 28,000 square feet of the Milpitas, California office space. Terms of the sublease are substantially the same as those used to estimate the restructuring charge that the Company recognized in the three month period ending September 30, 2007. See Note 6 to the Consolidated Financial Statements for more information.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE FISCAL YEARS ENDED SEPTEMBER 30

	Balance at
	Beginning of				Balance at
Fiscal Years Ended	Year	Provisions	Deductions(1)	Other	End of Year
	(In thousands)

ALLOWANCES FOR ACCOUNTS RECEIVABLE
September 30, 2007	$463	165	(544)	—	$84
September 30, 2006	$681	480	(698)	—	$463
September 30, 2005	$1,569	473	(1,361)	—	$681

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable, recoveries of previously reserved amounts, and the reduction of allowances.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Phoenix dated June 29, 1998 (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed with the SEC on May 26, 1998, Registration Statement No. 333-53607).
3.2		By-laws of Phoenix as amended through September 19, 2007 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Current Report on Form 8-K filed with the SEC on September 21, 2007).
4.1		Amended and Restated Preferred Share Purchase Rights Plan dated as of October 5, 2007 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 9, 2007).
10	.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for fiscal year ended September 30, 1995).
10	.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).
10	.3*	1997 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).
10	.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).
10	.5*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).
10	.5.1*	Form of Stock Option Agreement for 1999 Director Option Plan (incorporated herein by reference to Exhibit 10.6.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6*	1999 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).
10	.6.1*	Form of Stock Option Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.7.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6.2*	Form of Restricted Stock Purchase Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.6.2 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10	.7*	2001 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 8-K dated March 6, 2006).
10.8		Standard Industrial Lease — Full Net between WB Murphy Ranch, L.L.C. and Phoenix, dated as of May 16, 2003 (incorporated herein by reference to Exhibit 10.14 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003).
10	.9*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.9 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10	.10*	Offer Letter dated September 6, 2006 between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.11*	Stock Option Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.12*	Restricted Stock Purchase Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.13*	Severance and Change of Control Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.14*	Severance and Change of Control Agreement between Phoenix and Richard Arnold (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10	.15*	Form of Severance and Change of Control Agreement between Phoenix and each of Gaurav Banga and Timothy Chu (incorporated herein by reference to Exhibit 10. 21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).

Exhibit
Number		Description

10	.16*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10	.17*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.18		Asset Purchase Agreement dated as of August 2, 2007 by and between Phoenix and XTool Mobile Security, Inc.
14.1		Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2003).
21.1		Subsidiaries of the Registrant.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see signature page).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.