Form 10-Q
period 2007-12-31
PHOENIX TECHNOLOGIES LTD
filed 2008-01-31
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

As of January 29, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 27,399,508.

PHOENIX TECHNOLOGIES LTD.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenue growth; plans to improve and enhance existing products; plans to develop and market new products; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: our dependence on key customers; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to maintain profitability; our ability to meet our capital requirements in the long-term and maintain positive cash flow from operations; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; the effects of any software viruses or other breaches of our network security, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; and changes in our effective tax rates. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$70,299	$62,705
Accounts receivable, net of allowances	5,046	6,383
Other assets — current	1,261	3,496

Total current assets	76,606	72,584
Property and equipment, net	2,894	2,791
Purchased technology and intangible assets, net	3,500	3,571
Goodwill	14,497	14,497
Other assets — noncurrent	2,905	1,037

Total assets	$100,402	$94,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,361	$1,186
Accrued compensation and related liabilities	3,001	3,922
Deferred revenue	12,005	11,805
Income taxes payable	2,565	11,733
Accrued restructuring charges — current	904	1,905
Other liabilities — current	2,063	1,744

Total current liabilities	21,899	32,295
Accrued restructuring charges — noncurrent	145	358
Income taxes payable — noncurrent	10,891	—
Other liabilities — noncurrent	2,274	2,055

Total liabilities	35,209	34,708
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	210,017	206,800
Retained earnings /(deficit)	(53,071)	(55,311)
Accumulated other comprehensive loss	(103)	(67)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	65,193	59,772

Total liabilities and stockholders’ equity	$100,402	$94,480

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
License fees	$15,409	$7,924
Service fees	1,955	1,800

Total revenues	17,364	9,724
Cost of revenues:
License fees	159	265
Service fees	1,798	1,997
Amortization of purchased technology	71	292

Total cost of revenues	2,028	2,554
Gross margin	15,336	7,170
Operating expenses:
Research and development	5,103	4,546
Sales and marketing	2,871	4,140
General and administrative	3,927	4,228
Restructuring	69	2,211

Total operating expenses	11,970	15,125

Income (loss) from operations	3,366	(7,955)
Interest and other income, net	677	573

Income (loss) before income taxes	4,043	(7,382)
Income tax expense	1,551	629

Net income (loss)	$2,492	$(8,011)

Earnings (loss) per share:
Basic	$0.09	$(0.31)
Diluted	$0.09	$(0.31)
Shares used in earnings (loss) per share calculation:
Basic	27,149	25,474
Diluted	28,961	25,474

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$2,492	$(8,011)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	550	885
Stock-based compensation	1,022	1,151
Loss from disposal of fixed assets	33	28
Change in operating assets and liabilities:
Accounts receivable	1,319	2,492
Prepaid royalties and maintenance	29	43
Other assets	332	89
Accounts payable	174	(1,614)
Accrued compensation and related liabilities	(933)	(801)
Deferred revenue	197	(2,449)
Income taxes	1,452	72
Accrued restructuring charges	(1,230)	(1,070)
Other accrued liabilities	530	(1,049)

Net cash provided by (used in) operating activities	5,967	(10,234)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	48,128
Purchases of marketable securities	—	(48,025)
Purchases of property and equipment	(615)	(87)

Net cash provided by (used in) investing activities	(615)	16

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	2,195	565

Net cash provided by financing activities	2,195	565

Effect of changes in exchange rates	47	36

Net increase (decrease) in cash and cash equivalents	7,594	(9,617)
Cash and cash equivalents at beginning of period	62,705	34,743

Cash and cash equivalents at end of period	$70,299	$25,126

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2007 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented and financial condition of the Company as of December 31, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

Reclassifications.  There were no reclassifications of amounts previously reported in the Company’s financial statements to conform to the presentation for the three months ended December 31, 2007.

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

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements, license revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenue for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate revenues, including by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

Volume Purchase Arrangements

Beginning with the three month period ended March 31, 2007, with respect to volume purchase agreements (“VPAs”) with OEMs and ODMs, the Company recognizes license revenues for units consumed through the last day of the current accounting quarter, to the extent the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the customer agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes revenues ratably over the term of the VPA if such ratable amount is higher than actual consumption as of the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenue.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates had historically been recorded based on customer forecasts. Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding actual consumption of the Company’s products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered customer forecasts to be a reliable estimate of future consumption, it became no longer appropriate to include future period consumption in current period revenue beginning with the quarter ended March 31, 2007.

Fully Paid-up License Arrangements

During fiscal years 2005 and 2006, the Company had increasingly relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units, subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront, provided all other revenue recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Services Arrangements

Revenues for non-recurring engineering services are generally on a time and materials basis and are recognized as the services are performed. Software maintenance revenues are recognized ratably over the maintenance period, which is typically one year. Training and other service fees are recognized as services are performed. Amounts billed in advance for services that are in excess of revenues recognized are recorded as deferred revenues.

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

On October 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that we determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements.

Stock-Based Compensation.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three months ended December 31, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,
	2007	2006

Costs and expenses
Cost of goods sold	$76	$41
Research and development	215	255
Sales and marketing	214	309
General and administrative	517	530

Total stock-based compensation expense	$1,022	$1,135

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There was no capitalized stock-based employee compensation cost as of December 31, 2007. There was no recognized tax benefit relating to stock-based employee compensation during the three months ended December 31, 2007.

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

The fair value of the options granted in the three months ended December 31, 2007 and 2006 reported above has been estimated as of the date of the grant using a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006

Expected life from grant date (in years)	4.0 - 10.0	3.2 - 10.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.8 - 4.4%	4.8 - 5.0%	3.6 - 3.7%	5.0 - 5.1%
Volatility	0.5 - 0.7	0.6 - 0.7	0.4 - 0.6	0.6 - 0.7
Dividend yield	None	None	None	None

Computation of Earnings (Loss) per Share.  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. For periods in which the Company reports net income, rather than net loss, diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Diluted common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. In computing diluted net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options. See Note 6 to the Condensed Consolidated Financial Statements for more information.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Early adoption is prohibited. The Company will adopt this standard in fiscal 2010. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

Note 2.	Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended December 31,
	2007	2006

Net income (loss)	$2,492	$(8,011)
Other comprehensive income (loss)
Net change in defined benefit obligation upon adoption of SFAS No. 158	(4)	—
Net change in unrealized gain (loss) on investments	—	(11)
Net change in cumulative translation adjustment	(32)	(20)

Comprehensive income (loss)	$2,456	$(8,042)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the liability for restructuring charges through December 31, 2007(in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	2006 Plans	2006 Plans	2007 Plans	2007 Plans	Total

Balance of accrual at September 30, 2004	$2,184	—	—	—	—	$2,184
Cash payments	(546)	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$2,252	$1,492	3,744
Cash payments	(400)	(2,707)	(410)	(1,864)	(948)	(6,329)
True up adjustments	(12)	39	365	7	(4)	395

Balance of accrual at September 30, 2007	1,328	—	—	395	540	2,263
Cash payments	(356)			(434)	(493)	(1,283)
True up adjustments	(98)			82	85	69

Balance of accrual at December 31, 2007	$874	$—	$—	$43	$132	$1,049

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, management approved a restructuring plan for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of potential sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended December 31, 2007, the Company paid approximately $0.5 million of the costs associated with this restructuring program and increased the reserve by $0.1 million for additional severance costs associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of December 31, 2007.

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 and a charge of $0.3 million in the fourth quarter of fiscal year 2007 related to office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended December 31, 2007, the Company paid approximately $0.4 million of the costs associated with this restructuring program and increased the reserve by approximately $65,000 due to changes in estimates of building related expenses associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is less than $0.1 million as of December 31, 2007.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenue expectations.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. As of December 31, 2007, there are no remaining outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All then appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Company decreased the fiscal year 2003 restructuring reserve by $0.1 million due to a projected increase in income due to a new sublease which extends over the remaining term of the lease. During the three months ended December 31, 2007, the Company paid approximately $0.4 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.9 million as of December 31, 2007.

Note 4.	Other Assets — Current, Other Assets — Noncurrent, Other Liabilities — Current and Other Liabilities — Noncurrent

The following table provides details of other assets — current (in thousands):

	December 31,	September 30,
	2007	2007

Other assets — current:
Prepaid royalties and maintenance	$10	$39
Prepaid rent	218	67
Prepaid insurance	160	55
Prepaid taxes	18	1,868
Prepaid other	547	538
Tax refunds receivable	49	126
Miscellaneous receivable	13	376
Interest receivable	169	174
Other	77	253

Total other assets — current	$1,261	$3,496

As of December 31, 2007, $1.9 million was reclassified from prepaid taxes in other current assets to long-term prepaid taxes in other assets as a result of a change in the estimate of how long it will take to resolve the related tax issue. This amount represents tax payments made relating to the income tax returns for the years 2000 through 2005 which were filed in Taiwan, while the final tax liability for those years is yet to be settled with the Taiwan tax authorities.

The following table provides details of other assets — noncurent (in thousands):

	December 31,	September 30,
	2007	2007

Other assets — noncurrent:
Deposits and other	$808	$807
Long-term prepaid taxes	1,874	—
Deferred tax	223	230

Total other assets — noncurrent	$2,905	$1,037

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details of other liabilities — current (in thousands):

	December 31,	September 30,
	2007	2007

Other liabilities — current:
Royalties and commissions	$407	$316
Accounting and legal fees	626	577
Co-op advertising	100	133
Accrued VAT payable	368	135
Other accrued expenses	562	583

Total other liabilities — current	$2,063	$1,744

The following table provides details of other liabilities — noncurrent (in thousands):

	December 31,	September 30,
	2007	2007

Other liabilities — noncurrent:
Accrued rent	$739	$668
Retirement reserve	1,403	1,317
Other liabilities	132	70

Total other liabilities — noncurrent	$2,274	$2,055

Note 5.	Segment Reporting and Significant Customers

The chief operating decision maker assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses and services revenues, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its product sectors and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe (in thousands):

	Three Months Ended December
	2007	2006

Revenues:
North America	$3,615	$1,327
Japan	2,261	1,350
Taiwan	10,051	6,291
Other Asian countries	1,093	476
Europe	344	280

Total Revenues	$17,364	$9,724

For the three months ended December 31, 2007, two customers accounted for 25% and 16% of total revenues. For the three months ended December 31, 2006, one customer accounted for 28% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6.	Earnings (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three Months Ended December 31,
	2007	2006

Net income (loss)	$2,492	$(8,011)

Weighted average common shares outstanding	27,149	25,474
Effect of dilutive securities (using the treasury stock method):
Stock options	1,551	—
ESPP	51	—
Restricted stock	210	—

Total dilutive securities	1,812	—

Weighted average diluted common and equivalent shares outstanding	28,961	25,474

Earnings (loss) per share:
Basic	$0.09	$(0.31)
Diluted	$0.09	$(0.31)

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential common shares outstanding would have an anti-dilutive effect. The Company had outstanding options of approximately 6.1 million and 6.4 million as of December 31, 2007 and 2006, respectively.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended December 31, 2007 were as follows (in thousands):

		Purchased	Prepaid
	Goodwill	Technology	Licenses

Net balance, September 30, 2007	$14,497	$3,571	$39
Additions	—	—	—
Impairment/write off	—	—	(23)
Amortization	—	(71)	(6)

Net balance, December 31, 2007	$14,497	$3,500	$10

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company had no impairment charge for the first quarter of fiscal year 2008. Amortization and write-down of purchased technology are charged in cost of revenue on the statement of operations. Amortization of purchased technology was $0.1 million and $0.3 million for the three month periods ending December 31, 2007 and 2006, respectively. Future acquisitions could cause these amounts to increase. In addition, if impairment events occur they could accelerate the timing of charges.

The following table summarizes the expected annual amortization expense of purchased technology (in thousands):

Expected
Amortization
Expense

Remainder of 2008	$313
Fiscal year ending September 30, 2009	500
2010	500
2011	500
2012	500
2013	500
Thereafter	687

Total	$3,500

Purchased technology is carried at cost and amortized using the straight-line method over the estimated useful life of the assets, which for the one remaining purchased technology asset is 7 years.

Note 8.	Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans, as of December 31, 2007, restricted share awards and option grants for 6,076,780 shares of common stock were outstanding from prior awards and 549,991 shares of common stock were available for future awards. The outstanding awards and grants as of December 31, 2007 had a weighted average remaining contractual life of 8.41 years and an aggregate intrinsic value of approximately $33.6 million. Of the options outstanding as of December 31, 2007, there were options exercisable for 1,824,267 shares of common stock having a weighted average remaining contractual life of 6.72 years and an aggregate intrinsic value of $9.3 million.

Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Outstanding at September 30, 2007	4,907,155	$7.13
Options granted	1,441,425	8.91
Options exercised	(213,391)	7.26
Options canceled	(58,409)	10.79

Outstanding at December 31, 2007	6,076,780	7.51

Exercisable at December 31, 2007	1,824,267	$8.30	6.72	$9,330,242

The weighted-average grant-date fair value of equity options granted through the Company’s stock plans for the three months ended December 31, 2007 and 2006 are $5.42 and $4.36, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2007 and 2006 are $4.48 and $2.03, respectively. The total intrinsic value of options exercised for the quarter ended December 31, 2007 and 2006 are $1.1 million and nil, respectively.

Non-vested stock activity for the three months ended December 31, 2007 is summarized as follows:

	Three Months Ended December 31,
	2007
	Non-Vested Number of	Weighted Average
	Shares	Grant-Date Fair Value

Nonvested stock at September 30, 2007	298,100	$4.92
Granted	—	—
Vested	(5,000)	5.38
Forfeited	—	—

Nonvested stock at December 31, 2007	293,100	$4.91

As of December 31, 2007, $1.0 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 2.8 years.

Note 9.	Commitments and Contingencies

Litigation

The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceeding(s) described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation or

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeding is uncertain, and unfavorable outcomes could have a material adverse impact. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for April 14, 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

Note 10.	Income Taxes

The Company recorded an income tax provision of $1.6 million for the three months ended December 31, 2007 as compared to an income tax provision of $0.6 million for the same period ended December 31, 2006. The income tax provisions for the three months ended December 31, 2007 and 2006 were comprised primarily of $1.3 million and $0.2 million, respectively, of foreign income taxes and $0.1 million and $0.4 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan. The provision for the quarter ended December 31, 2007 also includes amounts related to U.S. alternative minimum tax and state income taxes.

The income tax provision for the current quarter was calculated based on the results of operations for the three months ended December 31, 2007 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of December 31, 2007, the Company has deferred tax assets of $42.5 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at December 31, 2007 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 has resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of October 1, 2007 is $10.2 million. During the three months ended December 31, 2007, the liability associated with uncertain tax positions increased by $0.7 million which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan.

At October 1, 2007, the Company’s total gross unrecognized tax benefits were $14.9 million, of which $14.5 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million in the first three months of fiscal year 2008, of which $0.7 million, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan. Although unrecognized tax benefits for individual tax positions may increase or decrease during fiscal year 2008, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2008 or for the next 12 month period.

The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.3 million of interest and penalties accrued at October 1, 2007. For the three months ended December 31, 2007, the Company recognized $0.05 million of interest and penalties. As of December 31, 2007, the Company had accrued $0.3 million of interest and penalties associated with uncertain tax positions.

As of December 31, 2007, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2005 tax years. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $10.5 million (tax and interest) exists, which as of December 31, 2007 has been fully reserved.

The Company believes that the Taiwan Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment. Given the current political and economic climate within Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to foreign examinations by tax authorities for years before 2000 and is no longer subject to U.S. examinations for years before 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing in this quarterly report.

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

Fiscal Year 2008 First Quarter Overview

The quarter ended December 31, 2007 represents the first quarter of the second year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. The Company’s results for the quarter reflect a substantial improvement over the equivalent quarter in the prior year with revenues up almost 80% and total expenditures (including operating expenses and costs of goods sold) down by approximately 20%. As a result of these achievements the Company has moved from a GAAP net loss of $8.0 million for the year earlier period to a GAAP net income of $2.5 million in the current quarter.

During the first quarter of fiscal year 2007, the Company had made significant changes in its pricing policies and sales practices, and had restructured its operations to reduce expenses significantly. The current quarter’s revenues reflect the continuing success of those sales initiatives and the current quarter’s expenditures reflect the continued effectiveness of the cost reductions.

During the quarter ended December 31, 2007, the Company executed significant long term volume purchase agreements (“VPAs”) with several of its major customers and thereby achieved not only the reported revenue growth in the current quarter but a 173% increase in its order backlog from the previous quarter (including deferred revenue and unbilled VPA commitments) which it carries into future periods.

During this quarter, the Company recommenced recruitment of additional personnel, particularly in research and development areas and therefore increased its total workforce from 334 employees at the end of both December 2006 and September 2007 to 346 at December 31, 2007. However, overall costs for the quarter were reduced from those incurred in the preceding quarter ended September 30, 2007, due primarily to reductions in stock-based compensation expense, restructuring charges and the cost of amortization of purchased technology.

Importantly, during the first quarter of fiscal year 2008, the Company also introduced two new products: Phoenix FailSafeTM, a theft deterrence and data protection service for portable computers; and HyperSpaceTM, a virtualization product which the Company believes will substantially enhance the usability, serviceability and security of portable computing devices.

The Company’s reported revenues for the quarter ended December 31, 2007 reflect a conclusion it reached in fiscal year 2007 that it would no longer be appropriate to rely on customer forecasts of consumption of the Company’s products when reporting revenue from VPAs and other similar agreements. The Company based this decision on a detailed analysis of the reliability of such customer forecasts when compared to subsequently received reports of actual consumption of its products. For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates had historically been recorded based on customer forecasts.

Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding their actual consumption of its products during the three months ended March 31, 2007, and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered the associated revenue to be reliably determinable, it became no longer appropriate to include future period consumption in current period revenue. As a result, no revenue associated with consumption of products that is forecasted to occur in future periods has been included in revenue for any quarter ending after December 31, 2006.

Total revenue for the three months ended December 31, 2007 increased by $7.6 million to $17.4 million, a 79% increase, from revenue of $9.7 million over the same period of fiscal year 2006. The increase in revenue was principally attributable to recurring quarterly revenue associated with VPA and similar licenses, including revenue from customers who had generated little or no revenue in earlier periods as a result of having previously purchased fully paid-up licenses. The Company ceased the use of fully paid-up licenses in favor of VPA licenses in September 2006.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license fees upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, the Company began changing its licensing practices away from heavy reliance on paid-up licenses to: (i) VPAs for most large customers and (ii) pay-as-you-go consumption-based license arrangements for other customers. In the fourth quarter of fiscal year 2006, the Company completely ceased entering into paid-up licenses with its customers, and converted to the use of only VPAs and pay-as-you-go consumption-based license arrangements.

The Company’s revenues for the three months ended December 31, 2007 include revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts or amendments thereto, were no longer authorized to continue to deploy the products covered by those licenses.

Gross margins for the three months ended December 31, 2007 were $15.3 million, a 114% increase, from gross margins of $7.2 million in the first quarter of fiscal year 2007. This increase resulted from the increase in revenue described above combined with: (a) a reduction of license costs associated with discontinued enterprise application products; (b) a reduction of service costs as a result of cost management initiatives launched in prior quarters referred to above; and (c) a reduction in the amortization of purchased technology which was principally due to a write-down of such assets in earlier periods.

Operating expenses for the three months ended December 31, 2007 were $12.0 million, a reduction of 21% from $15.1 million for the same period in the prior fiscal year. This reduction was principally associated with restructuring initiatives undertaken during fiscal year 2007.

The Company achieved net income of $2.5 million for the three months ended December 31, 2007, compared to a net loss of $8.0 million for the same period in fiscal year 2007. The $10.5 million improvement in net income is principally the result of the $7.6 million increase in reported revenue combined with the effects of the cost control initiatives implemented by the new management team, which generated a $0.5 million reduction in costs of revenues and a $3.2 million reduction in operating expenses. These improvements were offset by a $0.9 million increase in tax expense related principally to taxes incurred in Taiwan.

On January 22, 2008, the Company issued a press release announcing its financial results for the three months ended December 31, 2007 and also furnished the release with a current report on Form 8-K. In the press release, the Company reported net income of $2.2 million, or $0.08 per diluted share, compared to net income as set forth in this quarterly report of $2.5 million, or $0.09 per diluted share. This increase in net income (and earnings per share) is the result of an adjustment to tax expense that was made subsequent to January 22.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended December 31, 2007 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, other than the impact of our adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which affected the Company’s accounting for income taxes. On October 1, 2007, the Company adopted the provisions of FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold shall be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenue (unless otherwise indicated), and the percentage change in those amounts from period to period (in thousands, except percentages):

				Percent of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended December 31:
Revenues	$17,364	$9,724	79%	100%	100%
Cost of revenues	2,028	2,554	(21)%	12%	26%

Gross margin	15,336	7,170	114%	88%	74%
Research and development	5,103	4,546	12%	29%	47%
Sales and marketing	2,871	4,140	(31)%	17%	43%
General and administrative	3,927	4,228	(7)%	23%	43%
Restructuring	69	2,211	(97)%	—	23%

Total operating expenses	11,970	15,125	(21)%	69%	156%
Income (loss) from operations	$3,366	$(7,955)

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues

Revenues by geographic region for the three months ended December 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended December 31:
North America	$3,615	$1,327	172%	21%	14%
Japan	2,261	1,350	67%	13%	14%
Taiwan	10,051	6,291	60%	58%	64%
Other Asian countries	1,093	476	130%	6%	5%
Europe	344	280	23%	2%	3%

Total revenues	$17,364	$9,724	79%	100%	100%

Total revenues for the first quarter of fiscal year 2008 increased by $7.6 million, or 79%, compared with the same period in fiscal year 2007. Revenues for the first quarter of fiscal year 2008 for all regions increased over the same period in fiscal year 2007. Significant increases in North America and other Asian countries were attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenue from customers who had generated little or no revenue in the prior period as a result of having previously purchased fully paid-up licenses. Increases for all other regions were attributable to recurring quarterly revenue associated with VPA and similar licenses.

Revenues for the three months ended December 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2007	2006	% Change	2007	2006

Three months ended December 31:
License revenues	$15,409	$7,924	94%	89%	81%
Service revenues	1,955	1,800	9%	11%	19%

Total revenues	$17,364	$9,724	79%	100%	100%

License fees for the first quarter of fiscal year 2008 were $15.4 million, an increase of 94%, from revenues of $7.9 million in the first quarter of fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters and the success of the Company’s initiatives to re-monetize customers who had previously had the benefit of paid-up license arrangements.

In the first quarter of fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenue or deferred revenue. VPA fees due beyond 90 days are not invoiced or recorded by the Company. The Company considers these unbilled VPA commitments, along with deferred revenue, as order backlog. As of the end of the first quarter of fiscal 2008, total unbilled VPA commitments were approximately $40.0 million, an increase of $23.3 million from the $16.7 million balance at December 31, 2006. The Company expects to invoice and recognize this $40.0 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognizing this revenue.

The Company also ended the quarter with a deferred revenue balance of $12.0 million, an increase of $6.8 million from the $5.2 million balance at December 31, 2006. The increases in order backlog (which have grown in aggregate by $30.1 million, or 137%, from $21.9 million to $52.0 million over the year) reflect the combined effect of overall business growth and the Company’s decision during the fiscal quarter ended December 31, 2007 to enter into certain agreements with major customers that extend for periods greater than one year.

As a percentage of total revenue, license fees were 89% for the three months ended December 31, 2007, versus 81% for the same period in the previous fiscal year. This increase is principally attributable to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements and the relatively smaller growth in service revenues as discussed below.

Service fees for the three months ended December 31, 2007 were $2.0 million, an increase of $0.2 million, or 9%, from $1.8 million for the same period in fiscal year 2007. As a percentage of total revenue, service fees were 11% in the first quarter of fiscal year 2008 versus 19% for the same period in fiscal year 2007. The slight increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenue is principally a result of greater revenue attributable to VPA licenses.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs and the amortization of purchased technology. License costs are primarily third party royalty fees, electronic product fulfillment costs and the cost of product labels for customer use. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. License costs tend to be variable and based on specific product revenues. Service costs tend to be fixed but can fluctuate with changes in revenue levels.

Cost of revenues decreased by 21% from $2.6 million in the first quarter of fiscal year 2007 to $2.0 million in the first quarter of fiscal year 2008. Cost of revenues associated with license fees declined by 40%, from $0.3 million to $0.2 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees declined by 10%, from $2.0 million to $1.8 million, despite the growth in service fees, principally as a result of the Company’s restructuring initiatives. Amortization of purchased technology was reduced from $0.3 million in the first quarter of fiscal year 2007 to $0.1 million in the first quarter of fiscal year 2008, principally as a result of earlier write-downs of the related assets.

Gross margin percentages increased from 74% of total revenues for the three months ended December 31, 2007 to 88% of total revenues for the same period of fiscal year 2008. Gross margins for the three months ended December 31, 2007 were $15.3 million, a 114% increase from gross margins of $7.2 million in the first quarter of fiscal year 2007. These improvements were principally due to the reductions in the cost of revenues as described above combined with the increase in overall revenue and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment.

Research and development expenses increased by 12% to $5.1 million for the three months ended December 31, 2007, from $4.5 million for the same period in the previous fiscal year. As a percentage of revenues, research and development expenses decreased from 47% in the quarter ended December 31, 2006 to 29% in the quarter ended December 31, 2007.

The $0.6 million increase in research and development expense for the three months ended December 31, 2007 versus the same period in the previous fiscal year was principally due to increased payroll and related benefit expenses associated with increases in the number of engineering and engineering management personnel.

The 18 percentage point reduction in research and development expense as a percentage of revenue was principally the result of the Company’s revenue having increased at a faster rate than the increase in R&D costs described above.

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

Sales and marketing expenses were reduced by 31% to $2.9 million for the three months ended December 31, 2007 from $4.1 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses decreased from 43% in the quarter ended December 31, 2006 to 17% in the quarter ended December 31, 2007.

The $1.3 million decrease in sales and marketing expenses for the three months ended December 31, 2007 versus the same period in fiscal year 2007 was principally due to reductions in the number of sales and marketing personnel, which decreased from 59 employees at December 31, 2006 to 37 employees at December 31, 2007. Payroll and related benefit expenses for sales and marketing personnel were reduced by $1.0 million despite an increase in commissions paid to sales personnel in connection with revenue growth. Other net savings of $0.4 million, which included $0.1 million of reduced spending on office and communication costs, was partially offset by a $0.1 million increase in spending on marketing programs.

The 26 percentage point reduction in sales and marketing expenses as a percentage of revenue is the result of the Company’s revenue having increased significantly while sales and marketing expenses decreased as described above.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses were reduced by 7% to $3.9 million for the three months ended December 31, 2007 from $4.2 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses decreased from 43% in the quarter ended December 31, 2006 to 23% in the quarter ended December 31, 2007.

The $0.3 million decrease in general and administrative expenses for the three months ended December 31, 2007 as compared to the same period in fiscal year 2007 was due principally to a $0.4 million reduction in payroll and related benefit expenses associated with a reduction from 67 to 55 general and administrative personnel. These savings were offset by a $0.1 million increase in the use of consultants and temporary personnel, while the net cost of facilities and other general and administrative expenses were unchanged.

The 20 percentage point reduction in general and administrative expenses as a percentage of revenue is the result of the Company’s revenue having increased significantly while general and administrative expenses decreased as described above.

Provision for Income Taxes

The Company recorded an income tax provision of $1.6 million for the three months ended December 31, 2007, as compared to a provision of $0.6 million for the same period in fiscal year 2007. The income tax provisions for the three months ended December 31, 2007 and 2006 were comprised primarily of the recording of $1.3 million and $0.2 million, respectively, on foreign income and $0.1 and $0.4 million, respectively, on foreign withholding taxes principally associated with the Company’s operations in Taiwan. The provision for the quarter ended December 31, 2007 also includes amounts related to U.S. alternative minimum tax and state income taxes.

Of the $1.6 million income tax provision for the three months ended December 31, 2007, $0.7 million was attributed to the increase in FIN 48 liabilities associated with uncertain tax positions.

The income tax provision for the quarter was calculated based on the results of operations for the three months ended December 31, 2007 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction such income will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

Financial Condition

At December 31, 2007, our principal source of liquidity consisted of cash and cash equivalents totaling $70.3 million, compared to cash, cash equivalents and marketable securities totaling $50.6 million at December 31, 2006. During fiscal year 2007, to reduce administrative costs and liquidity risks, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, the Company sold all of its marketable securities and moved the proceeds to money market funds. The primary sources of cash during the three months ended December 31, 2007 were net income from operations of $2.5 million, a decrease in accounts receivables of $1.3 million, an increase in accrued tax liability of $1.5 million and proceeds from stock purchases under stock option and stock purchase plans of $2.2 million. The primary uses of cash during the same period were $0.9 million in reduction of accrued compensation and $1.2 million in payments related to accrued restructuring charges.

At December 31, 2006, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $50.6 million. The primary source of cash during the three months ended December 31, 2006 were proceeds from accounts receivables of $2.5 million. The primary use of cash during the same period was $8.0 million due to our net loss from operations.

Commitments

As of December 31, 2007, we had commitments for $8.3 million under non-cancelable operating leases ranging from one to ten years. The operating lease obligations include a net lease commitment for the Irvine, California location of $0.9 million, after sublease income of $0.8 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated but for which we continue to have lease obligations and intend to sublease and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 3 to the Condensed Consolidated Financial Statements for further information on the Company’s restructuring plans.

As of December 31, 2007, we had a non-current liability of $10.9 million which was associated primarily with the accrual of income taxes on our operations in Taiwan.

Outlook

Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and those generated from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. We may incur a net loss in future quarters during fiscal year 2008 and we may also incur negative net cash flow in such periods, if we are unable to achieve the revenues we anticipate or successfully control our cash expenditures. There are no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following and other filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this Quarterly Report or into any of our other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal year 2007 Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding(s) described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact on the results of operations and financial condition of the Company. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources, and other factors.

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for April 14, 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on January 2, 2008, at which the following occurred:

ELECTION OF CLASS 3 DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY

The stockholders elected incumbent directors Dale Fuller, Douglas Barnett and Richard Noling as Class 3 directors. The vote on the matter was as follows:

	In Favor	Withheld

Dale Fuller	24,691,972	781,678
Douglas Barnett	25,337,734	135,916
Richard Noling	24,838,692	634,958

The current Class 1 and Class 2 directors that were not up for election at the Annual Meeting are: Michael Clair, Woodson Hobbs and John Mutch.

RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP

The stockholders ratified the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008. The vote on the matter was as follows:

For	Against	Abstain

25,353,836	91,920	27,893

AMENDMENTS TO THE COMPANY’S AMENDED AND RESTATED CERTIFICATE OF INCORPORATION

The stockholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to eliminate the classification of the Company’s Board of Directors, and thereby ensure that each director will stand for election annually, and to remove all references to Series A Junior Participating Preferred Stock. The vote on the matter was as follows:

For	Against	Abstain	Broker Non-Vote

20,890,027	14,622	10,752	4,558,249

2007 EQUITY INCENTIVE PLAN

The stockholders approved the Company’s new 2007 Equity Incentive Plan. The vote on the matter was as follows:

For	Against	Abstain	Broker Non-Vote

16,961,546	3,939,423	14,432	4,558,249

AMENDMENTS TO THE COMPANY’S 2001 EMPLOYEE STOCK PURCHASE PLAN

The stockholders approved amendments to the Company’s 2001 Employee Stock Purchase Plan (“ESPP”) to (a) increase the number of shares issuable under the ESPP by 500,000 shares to an aggregate of 1,750,000 shares and (b) extend the term of the ESPP. The vote on the matter was as follows:

For	Against	Abstain	Broker Non-Vote

20,750,503	149,379	15,519	4,558,249

PERFORMANCE VESTING STOCK OPTION GRANTS

The stockholders approved the material terms of performance vesting stock option grants to certain executive officers and related amendments to the Company’s 1999 Stock Plan. The vote on the matter was as follows:

For	Against	Abstain	Broker Non-Vote

17,692,235	3,205,840	17,326	4,558,249

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certification of Incorporation dated as of January 2, 2008.
4.1	Amended and Restated Preferred Share Purchase Rights Plan dated as of October 5, 2007 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 9, 2007).
10.1	2007 Equity Incentive Plan.
10.2	Form of 2007 Equity Incentive Plan Option Agreement.
10.3	Form of Option Agreement for performance-based stock options for Woodson Hobbs, Richard Arnold, Gaurav Banga and David Gibbs.
10.4	Amended and Restated Employee Stock Purchase Plan, effective as of December 1, 2007.
10.5	Amendment to Technology and License Services Agreement dated as of November 15, 2007 by and between Phoenix Technologies Ltd. and Quanta Computer Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer

Date: January 31, 2008

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date: January 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certification of Incorporation dated as of January 2, 2008.
4.1	Amended and Restated Preferred Share Purchase Rights Plan dated as of October 5, 2007 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 9, 2007).
10.1	2007 Equity Incentive Plan.
10.2	Form of 2007 Equity Incentive Plan Option Agreement.
10.3	Form of Option Agreement for performance-based stock options for Woodson Hobbs, Richard Arnold, Gaurav Banga and David Gibbs.
10.4	Amended and Restated Employee Stock Purchase Plan, effective as of December 1, 2007.
10.5	Amendment to Technology and License Services Agreement dated as of November 15, 2007 by and between Phoenix Technologies Ltd. and Quanta Computer Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.