Form 10-Q
period 2008-03-31
PHOENIX TECHNOLOGIES LTD
filed 2008-04-28
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of April 25, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 27,512,473.

PHOENIX TECHNOLOGIES LTD.

Form 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenues growth; pending acquisitions and the anticipated timing of the closings; new business and technology partnerships; plans to improve and enhance existing products; plans to develop and market new products; recruiting efforts; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$78,985	$62,705
Accounts receivable, net of allowances	4,018	6,383
Other assets — current	1,894	3,496

Total current assets	84,897	72,584
Property and equipment, net	2,709	2,791
Purchased technology and intangible assets, net	3,500	3,571
Goodwill	14,497	14,497
Other assets — noncurrent	3,132	1,037

Total assets	$108,735	$94,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,182	$1,186
Accrued compensation and related liabilities	3,646	3,922
Deferred revenue	14,383	11,805
Income taxes payable — current	3,177	11,733
Accrued restructuring charges — current	813	1,905
Other liabilities — current	2,393	1,744

Total current liabilities	25,594	32,295
Accrued restructuring charges — noncurrent	37	358
Income taxes payable — noncurrent	12,163	—
Other liabilities — noncurrent	2,328	2,055

Total liabilities	40,122	34,708
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	215,037	206,800
Accumulated deficit	(54,436)	(55,311)
Accumulated other comprehensive loss	(338)	(67)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	68,613	59,772

Total liabilities and stockholders’ equity	$108,735	$94,480

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
License fees	$14,818	$7,475	$30,227	$15,399
Service fees	2,242	1,573	4,197	3,373

Total revenues	17,060	9,048	34,424	18,772
Cost of revenues:
License fees	83	227	242	492
Service fees	1,719	1,960	3,517	3,957
Amortization of purchased technology	—	291	71	583

Total cost of revenues	1,802	2,478	3,830	5,032
Gross margin	15,258	6,570	30,594	13,740
Operating expenses:
Research and development	6,569	4,306	11,672	8,852
Sales and marketing	2,769	2,705	5,640	6,845
General and administrative	5,586	4,411	9,513	8,639
Restructuring	44	885	113	3,096

Total operating expenses	14,968	12,307	26,938	27,432

Income (loss) from operations	290	(5,737)	3,656	(13,692)
Interest and other income (expenses), net	(403)	462	274	1,035

Income (loss) before income taxes	(113)	(5,275)	3,930	(12,657)
Income tax expense	1,252	681	2,803	1,310

Net income (loss)	$(1,365)	$(5,956)	$1,127	$(13,967)

Earnings (loss) per share:
Basic	$(0.05)	$(0.23)	$0.04	$(0.55)
Diluted	$(0.05)	$(0.23)	$0.04	$(0.55)
Shares used in earnings (loss) per share calculation:
Basic	27,431	25,686	27,291	25,580
Diluted	27,431	25,686	29,114	25,580

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,127	$(13,967)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,051	1,712
Stock-based compensation	4,687	2,755
Loss from disposal of fixed assets	33	27
Change in operating assets and liabilities:
Accounts receivable	2,261	1,603
Prepaid royalties and maintenance	32	68
Other assets	(550)	1,090
Accounts payable	(3)	(1,559)
Accrued compensation and related liabilities	(288)	(1,036)
Deferred revenue	2,464	2,224
Income taxes	3,207	343
Accrued restructuring charges	(1,476)	(2,276)
Other accrued liabilities	878	(1,756)

Net cash provided by (used in) operating activities	13,423	(10,772)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	103,435
Proceeds from maturities of marketable securities	—	8,500
Purchases of marketable securities	—	(89,125)
Purchases of property and equipment	(931)	(100)

Net cash provided by (used in) investing activities	(931)	22,710

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	3,550	1,572

Net cash provided by financing activities	3,550	1,572

Effect of changes in exchange rates	238	40

Net increase in cash and cash equivalents	16,280	13,550
Cash and cash equivalents at beginning of period	62,705	34,743

Cash and cash equivalents at end of period	$78,985	$48,293

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2007 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented and financial condition of the Company as of March 31, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to: a) allowance for uncollectible accounts receivable; b) accruals for consumption-based license revenues; c) accruals for employee benefits as well as restructuring and related costs; d) income taxes and realizability of deferred tax assets and the associated valuation allowances and; e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.

Revenue Recognition.  The Company licenses software under non-cancelable license agreements and provides services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified updates on a “when-and-if available” basis) and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenues when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company recognizes revenues related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements, license revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenues for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate revenues, including by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

Volume Purchase Arrangements

Beginning with the three month period ended March 31, 2007, with respect to volume purchase agreements (“VPAs”) with OEMs and ODMs, the Company recognizes license revenues for units consumed through the last day of the current accounting quarter, to the extent the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the customer agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes revenues ratably over the term of the VPA if such ratable amount is higher than actual consumption as of the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenues.

For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates had historically been recorded based on customer forecasts. Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding actual consumption of the Company’s products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered customer forecasts to be a reliable estimate of future consumption, it became no longer appropriate to include future period consumption in current period revenues beginning with the quarter ended March 31, 2007.

Fully Paid-up License Arrangements

During fiscal years 2005 and 2006, the Company had increasingly relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units, subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront, provided all other revenues recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of Purchased Technology.  The Company accounts for purchased computer software, or purchased technology, including that which is acquired through business combinations, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that capitalized software costs are to be amortized on a product by product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Furthermore, at each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

Purchased computer software technology costs resulting from acquisitions are generally amortized over their corresponding economic product lives of five to seven years using the straight-line method. In fiscal year 2007 and in the six months ended March 31, 2008, the only purchase of technology was the acquisition in August 2007 of certain intangible assets from XTool Mobile Security, Inc., for $3.5 million. The technology purchased from XTool Mobile Security, Inc. has not yet begun to be amortized. This technology is being further developed to become a product, Phoenix FailSafe, to be sold by the Company. When Phoenix FailSafe reaches a state of general release, then amortization will begin for the technology purchased from XTool Mobile Security in accordance with FAS 86. See note 7 for further information.

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

Stock-Based Compensation.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three months ended March 31, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three and six months ended March 31, 2008 and 2007 (in thousands):

			Six Months
	Three Months Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Costs and Expenses
Cost of goods sold	$131	$53	$207	$94
Research and development	941	321	1,156	576
Sales and marketing	353	180	567	489
General and administrative	2,240	1,014	2,757	1,544

Total stock-based compensation expense	$3,665	$1,568	$4,687	$2,703

There was no capitalized stock-based employee compensation cost as of March 31, 2008. There was no recognized tax benefit relating to stock-based employee compensation during the three and six months ended March 31, 2008.

To estimate the fair value of an award, the Company uses Monte Carlo option pricing models to value stock option grants that contain a market condition such as the options that were granted to the Company’s four most senior executives and approved by the Company’s stockholders on January 2, 2008. The Company uses Black-Scholes option pricing models to value all other options granted since no other options granted contain either market or performance conditions. The models require inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

The fair value of the options granted in the three and six months ended March 31, 2008 and 2007 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Expected life from grant date (in years)	3.4 - 10.0	3.2 - 10.0	3.4 - 10.0	3.2 - 10.0
Risk-free interest rate	2.2 - 4.1%	4.7%	2.2 - 4.4%	4.7 - 5.0%
Volatility	0.5 - 0.7	0.5 - 0.7	0.5 - 0.7	0.5 - 0.7
Dividend yield	None	None	None	None

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Stock Purchase Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Expected life from grant date (in years)	0.5 - 1.5	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.0 - 2.1%	4.8 - 5.1%	2.0 - 3.7%	4.8 - 5.1%
Volatility	0.4	0.5 - 0.6	0.4 - 0.6	0.5 - 0.7
Dividend yield	None	None	None	None

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

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company will be the fiscal year beginning on October 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. The Company will adopt this standard in fiscal year beginning on October 1, 2009. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

Note 2.	Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income (loss)	$(1,365)	$(5,956)	$1,127	$(13,967)
Other comprehensive income (loss)
Net change in defined benefit obligation	(4)	—	(8)	—
Net change in unrealized gain (loss) on investments	—	(8)	—	(19)
Net change in cumulative translation adjustment	(232)	164	(263)	144

Comprehensive income (loss)	$(1,601)	$(5,800)	$856	$(13,842)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the asset/liability for restructuring charges through March 31, 2008 (in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	2006 Plans	2006 Plans	2007 Plans	2007 Plans	Total

Balance of accrual at September 30, 2004	$2,184	—	—	—	—	$2,184
Cash payments	(546)	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$2,252	$1,492	3,744
Cash payments	(400)	(2,707)	(410)	(1,864)	(948)	(6,329)
True up adjustments	(12)	39	365	7	(4)	395

Balance of accrual at September 30, 2007	1,328	—	—	395	540	2,263
Cash payments	(356)	—	—	(434)	(493)	(1,283)
True up adjustments	(98)	—	—	82	85	69

Balance of accrual at December 31, 2007	874	—	—	43	132	1,049
Cash payments	(184)	—	—	(38)	(136)	(358)
True up adjustments	—	—	—	(3)	47	44

Balance of accrual/(other assets) at March 31, 2008	$690	$—	$—	$2	$43	$735

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, management approved a restructuring plan for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. Since the amount of restructuring charge is net of estimated sublease income, if the Company is unable to arrange a sublease with timing and terms as previously anticipated, then there may be additional restructuring charges in future quarters. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2008, the Company paid approximately $0.1 million of the restructuring liability, leaving a total estimated unpaid amount of approximately $0.2 million as of March 31, 2008.

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 and a charge of $0.3 million in the fourth quarter of fiscal year 2007 related to office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended March 31, 2008, the Company paid approximately $0.1 million of this restructuring plan’s liability.

As of March 31, 2008, the first quarter 2007 restructuring plan has an asset balance of $0.1 million which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Condensed Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. However, as of March 31, 2008 approximately $0.6 million of the cash outflow has occurred, while only approximately $0.1 million of the cash inflow has occurred. This leaves the projected future cash inflows to exceed the projected future cash outflow by approximately $0.1 million. Since the projected cash inflows exceed the projected cash outflows, the net balance is classified as an asset rather than a liability.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenues expectations.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. As of March 31, 2008, there are no remaining outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All then appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the first quarter of fiscal year 2008, the Company decreased the fiscal year 2003 restructuring reserve by $0.1 million due to a projected increase in income due to a new sublease which extends over the remaining term of the lease. During the three months ended March 31, 2008, the Company paid approximately $0.2 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.7 million as of March 31, 2008.

Note 4.	Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent

The following table provides details of other assets — current (in thousands):

	March 31,	September 30,
	2008	2007

Other assets — current:
Prepaid taxes	$154	$1,868
Prepaid other	898	849
Deferred acquisition costs	386	—
Other	456	779

Total other assets — current	$1,894	$3,496

As of March 31, 2008, $1.9 million, which represents tax payments made relating to the income tax returns for the years 2000 through 2005 filed in Taiwan for which the final tax liability is yet to be settled with the local tax authority, was reclassified from prepaid taxes in other current assets to long-term prepaid taxes in other assets as a result of a change in the estimate of how long it will take to resolve the related tax issue.

The following table provides details of other assets — noncurrent (in thousands):

	March 31,	September 30,
	2008	2007

Other assets — noncurrent:
Deposits and other	$857	$807
Long-term prepaid taxes	1,998	—
Deferred tax	277	230

Total other assets — noncurrent	$3,132	$1,037

The following table provides details of other liabilities — current (in thousands):

	March 31,	September 30,
	2008	2007

Other liabilities — current:
Royalties and commissions	$123	$316
Accounting and legal fees	1,124	577
Co-op advertising	100	133
Accrued VAT payable	203	135
Other accrued expenses	843	583

Total other liabilities — current	$2,393	$1,744

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details of other liabilities — noncurrent (in thousands):

	March 31,	September 30,
	2008	2007

Other liabilities — noncurrent:
Accrued rent	$665	$668
Retirement reserve	1,543	1,317
Other liabilities	120	70

Total other liabilities — noncurrent	$2,328	$2,055

Note 5.	Segment Reporting and Significant Customers

The chief operating decision maker, defined as our chief executive officer and our chief financial officer, assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses and services revenues, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its product sectors and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on, any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe (in thousands) as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenues:
North America	$2,977	$1,490	$6,591	$2,817
Japan	3,403	1,645	5,665	2,995
Taiwan	9,404	4,880	19,455	11,171
Other Asian countries	1,011	722	2,104	1,198
Europe	265	311	609	591

Total revenues	$17,060	$9,048	$34,424	$18,772

For the three months ended March 31, 2008, three customers accounted for 15%, 13% and 11% of total revenues. For the three months ended March 31, 2007, one customer accounted for 19% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Earnings (Loss) per Share

The following table presents the calculation of basic and diluted earnings (loss) per share required under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income (loss)	$(1,365)	$(5,956)	$1,127	$(13,967)

Weighted average common shares outstanding	27,431	25,686	27,291	25,580
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	1,554	—
ESPP	—	—	48	—
Restricted stock	—	—	221	—

Total dilutive securities	—	—	1,823	—

Weighted average diluted common and equivalent shares outstanding	27,431	25,686	29,114	25,580

Earnings (loss) per share:
Basic	$(0.05)	$(0.23)	$0.04	$(0.55)
Diluted	$(0.05)	$(0.23)	$0.04	$(0.55)

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net income (loss) per share were 3.0 million and 5.9 million for the three month periods ended March 31, 2008 and 2007, respectively, and were 0.6 million and 6.5 million for the six months ended March 31, 2008 and 2007, respectively.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended March 31, 2008 were as follows (in thousands):

		Purchased	Prepaid
	Goodwill	Technology	Licenses

Net balance, December 31, 2007	$14,497	$3,500	$10
Amortization	—	—	(5)

Net balance, March 31, 2008	$14,497	$3,500	$5

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Otherwise Marketed” (“SFAS No. 86”), the Company had no impairment charge for the three and six months ended March 31, 2008.

The following table summarizes the amortization expense of purchased technology for the three and six months ended March 31, 2008 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Amortization of purchased technology	$—	$291	$71	$583

Total amortization	$—	$291	$71	$583

Amortization and write-down of purchased technology are charged in cost of revenues on the statement of operations. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur they could also accelerate the timing of charges.

The following table summarizes the expected annual amortization expense of purchased technology (in thousands):

Expected
Amortization
Expense

Remainder of 2008	$125
Fiscal year ending September 30, 2009	500
2010	500
2011	500
2012	500
2013	500
Thereafter	875

Total	$3,500

Purchased technology is carried at cost and amortized using the straight-line method over the estimated useful life of the assets, which is 7 years for the one remaining purchased technology asset.

Note 8.	Stock-Based Compensation

The Company has a stock-based compensation program that provides its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans, the majority of which are stockholder approved. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock plans, as of March 31, 2008, restricted share awards and option grants for 6,155,398 shares of common stock were outstanding from prior awards and 3,651,977 shares of common stock were available for future awards. The outstanding awards and grants as of March 31, 2008 had a weighted average remaining contractual life of 8.3 years and an aggregate intrinsic value of approximately $48.4 million. Of the options outstanding as of March 31, 2008, there were options exercisable for 1,868,274 shares of common stock having a weighted average remaining contractual life of 7.0 years and an aggregate intrinsic value of $14.7 million.

The Compensation Committee of the Board authorized, and on January 2, 2008 the stockholders of the Company approved, stock option grants for an aggregate of 1,250,000 shares of Company common stock (the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Performance Options”) to the Company’s four most senior executives. These options vest upon the achievement of certain market performance goals rather than on a time-based vesting schedule. Under the terms of the options, the closing price of the Company’s stock on the NASDAQ Global Market must equal or exceed one or more stock price thresholds ($15.00, $20.00, $25.00 and $30.00) for at least sixty (60) consecutive trading days in order for 25% of the shares underlying the option for each price threshold to vest. The Performance Options have a ten-year term, subject to their earlier termination upon certain events including the optionee’s termination of employment.

As of March 31, 2008, $8.5 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over an amortization period of 2.4 years.

Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Life	Value
				(In thousands)

Outstanding at September 30, 2007	4,907,155	$7.13
Options granted	1,778,955	10.14
Options exercised	(373,944)	7.76
Options canceled	(156,768)	11.29

Outstanding at March 31, 2008	6,155,398	7.86

Exercisable at March 31, 2008	1,868,274	$7.94	6.96	$14,704

The 1,778,955 options granted in the six months ended March 31, 2008 consist of a) 1,250,000 Performance Options granted to the Company’s four most senior executives as approved by the Company’s stockholders on January 2, 2008, and b) 528,955 options granted for employee promotions and to new hires.

The Company had outstanding options of approximately 6.2 million and 5.8 million as of March 31, 2008 and 2007, respectively.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the six months ended March 31, 2008 and 2007 are $7.86 and $4.88, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the six months ended March 31, 2008 and 2007 are $4.48 and $2.03, respectively. The total intrinsic value of options exercised for the six months ended March 31, 2008 and 2007 are $1.1 million and $0.3 million, respectively.

Non-vested stock activity for the three and six months ended March 31, 2008 is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008		2008
		Weighted Average		Weighted Average
	Non-Vested Number	Grant-Date Fair	Non-Vested Number	Grant-Date Fair
	of Shares	Value	of Shares	Value

Nonvested stock at beginning of period	293,100	$4.91	298,100	$4.92
Granted	—	—	—	—
Vested	—	—	(5,000)	5.38
Forfeited	—	—	—	—

Nonvested stock at March 31, 2008	293,100	$4.91	293,100	$4.91

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2008, $0.9 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 2.5 years.

Note 9.	Commitments and Contingencies

Litigation

The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceeding(s) described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenues milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for June 9, 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

Note 10.	Income Taxes

The Company recorded an income tax provision of $1.3 million and $2.8 million for the three and six months ended March 31, 2008 as compared to an income tax provision of $0.7 million and $1.3 million for the same periods ended March 31, 2007. The income tax provisions for the six months ended March 31, 2008 and 2007 were comprised primarily of $2.0 million and $0.5 million, respectively, of foreign income taxes and $0.6 million and $0.8 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan. The provision for the quarters ended March 31, 2008 also includes amounts related to U.S. alternative minimum tax and state income taxes.

The income tax provision for the quarter was calculated based on the results of operations for the three and six months ended March 31, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

At the close of the most recent fiscal year, management determined that based upon its assessment of both positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of March 31, 2008, the Company has deferred tax assets of $42.7 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at March 31, 2008 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 has resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of October 1, 2007 is $10.2 million. During the three and six months ended March 31, 2008, the liability associated with uncertain tax positions increased by $1.3 million and $2.0 million, respectively, which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan.

At October 1, 2007, the Company’s total gross unrecognized tax benefits were $14.9 million, of which $10.2 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $2.0 million for the six months ended March 31, 2008, of which $2.0 million, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan. Although unrecognized tax benefits for individual tax positions may increase or decrease during fiscal year 2008, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2008 or for the next 12 month period.

The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.3 million of interest and penalties accrued at October 1, 2007. For the six months ended March 31, 2008, the Company recognized an immaterial amount of interest and penalties.

As of March 31, 2008, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2005 tax years. The Company has reviewed the exposure and determined that for all of the open years affected by the current transfer pricing policy, an exposure of $11.9 million (tax and interest) exists, which as of March 31, 2008 has been fully reserved.

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

Note 11.	Subsequent Events

On March 27, 2008, the Company announced it has agreed to acquire all of the outstanding shares of privately held BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”) pursuant to a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, BeInSync, the holders of the outstanding shares of BeInSync (the “Shareholders”) and the representative of the Shareholders. Under the terms of the Purchase Agreement, the total consideration for the outstanding shares of BeInSync will be $22.1 million, including liabilities that will be assumed by Phoenix at closing. The net consideration to be paid to the BeInSync shareholders will be comprised of 85% cash and 15% Phoenix common stock. The acquisition has been approved by the board of directors of Phoenix and the board of directors and shareholders of BeInSync and is subject to customary closing conditions. We expect the acquisition to close in the third quarter of fiscal year 2008.

On April 10, 2008, the Company announced it has agreed to acquire TouchStone Software Corporation, a Delaware corporation (“TouchStone”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Phoenix, Andover Merger Sub, Inc., a wholly owned subsidiary of Phoenix (“Merger Sub”) and TouchStone. Under the terms of the Merger Agreement, Phoenix will acquire TouchStone (the “TouchStone Transaction”) with cash consideration in the amount of $1.48 per share, which is equal to an enterprise value of approximately $17.1 million, net of TouchStone’s existing cash. In connection with the TouchStone Transaction, each outstanding stock option and warrant to purchase a TouchStone security will be terminated in exchange for a cash payment to the holders thereof in the amount of the excess, if any, of $1.48 over the applicable exercise or strike price. The TouchStone Transaction has been approved by the board of directors of each of Phoenix and TouchStone and is subject to the approval of the stockholders of TouchStone and other customary closing conditions. We expect the acquisition to close in the third quarter of fiscal year 2008.

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

The majority of the Company’s revenues come from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware. We believe that our products are incorporated into over 125 million computing devices each year, making us the global market share leader in the CSS sector.

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

The Company derives additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

Phoenix revenues arise from two sources:

1. License fees: revenues arising from agreements that license Phoenix intellectual property rights to a third party. Primary license fee sources include 1) Core System Software, system firmware development platforms, firmware agents and firmware run-time licenses 2) software development kits and software development tools 3) device driver software 4) embedded operating system software and 5) embedded application software.

2. Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software deployment, software support, software development and technical training.

Fiscal Year 2008 Second Quarter Overview

The quarter ended March 31, 2008 represents the second quarter of the second year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by the Company’s management in various public statements, called for restoring the company to positive cash flow and earnings on a run rate basis within the first year and launching major new products during the first quarter of the second year. Having achieved these objectives, the Company informed investors in various public statements that during the balance of fiscal year 2008 management would focus on building out industry partnerships to integrate its new products with the offerings of other hardware and software vendors and on expanding its research and development efforts to assist in these integration initiatives.

The Company’s results for the quarter reflect the success of these management initiatives and hence reflect a substantial improvement over the equivalent quarter in the prior year with revenues increasing by approximately 89% while total expenditures (including operating expenses and costs of goods sold) increased by only approximately 13%. As a result of these achievements, the Company’s results improved from a net loss of $6.0 million for the year earlier period to a net loss of $1.4 million in the current quarter.

The quarter ended March 31, 2008, however, is the first quarter during which the Company reported stock compensation expense under SFAS No. 123(R) in respect of new stock options granted to the Company’s four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Amortization of the value of the Performance Options began during the quarter ending March 31, 2008 and there were no similar charges in prior periods. Total expense recognized in the quarter ending March 31, 2008 from the Performance Options was $2.0 million. (Of this total, $1.4 million is classified as general and administrative expense, $0.4 million is classified as research and development, and $0.2 million is classified as sales and marketing expense.)

The Company achieved strong positive net cash flow from operations during the quarter, bringing cash flow from operations to $13.4 million for the six months ended March 31, 2008, a substantial improvement from the comparable year earlier period when the Company had negative net cash flow from operations of $10.8 million. This improvement is the combined effect of the Company’s improved operating results and its improved terms of trade with customers which have resulted from the Company’s new pricing policies and sales practices.

During the first quarter of fiscal year 2007, the Company had made significant changes in its pricing policies and sales practices and the Company’s revenues for the quarter ended March 31, 2008 reflect the continuing success of these initiatives. During the second quarter of fiscal year 2008, the Company executed additional significant long term volume purchase agreements (“VPAs”) with several of its major customers. Combined with the effect of other similar agreements executed since March 31, 2007, the Company has achieved both a 47% increase in its deferred revenue balances and a 116% increase in its unbilled backlog of VPA agreements. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. The Company’s total order backlog increased by 92%, from $28.5 million at March 31, 2007 to $54.8 million at March 31, 2008.

Principally in connection with two new product initiatives announced by the Company during the quarter ended December 31, 2007, during the second quarter, the Company announced several new partnerships with other industry participants who have agreed to incorporate features of the Company’s new FailSafe and HyperSpace products into their own product offerings. During the quarter, new technology partnerships were announced with Hitachi, SanDisk, SupportSoft, Seagate, Atmel, and Cyberlink.

On March 27, 2008, the Company also announced its intention to acquire BeInSync Ltd., an Israeli-based provider of an all-in-one solution that allows users to backup, synchronize, share and access their data online. On April 10, 2008, the Company announced it has agreed to acquire TouchStone Software Corporation, a US-based provider of computer diagnostics and PC update technology. Both transactions are currently expected to close in the second quarter of calendar year 2008.

In connection with these initiatives and as forecast by the Company’s management in various public statements, the Company has recently re-commenced recruitment of additional personnel, particularly in research and development. As a result, the Company has increased its total workforce from 328 employees at the end March 31, 2007 to 371 at March 31, 2008.

The Company’s reported revenues for the quarter ended March 31, 2008 reflect the conclusion it reached in fiscal year 2007 that it would no longer be appropriate to rely on customer forecasts of consumption of the Company’s products when reporting revenues from VPAs and other similar agreements. The Company based this decision on a detailed analysis of the reliability of such customer forecasts when compared to subsequently received reports of actual consumption of its products. For periods ended on or before December 31, 2006, the Company recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenues recognition criteria had been met. These estimates had historically been recorded based on customer forecasts.

Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. The Company’s examination of reports received from its customers during April 2007 regarding their actual consumption of its products during the three months ended March 31, 2007, and a comparison of those consumption reports to forecasts previously provided by these customers, led the Company to the view that customer forecasts were no longer a reliable indicator of future consumption. Since the Company no longer considered the associated revenues to be reliably determinable, it became no longer appropriate to include future period consumption in current period revenues. As a result, no revenues associated with consumption of products that is forecasted to occur in future periods has been included in revenues for any quarter ending after December 31, 2006.

Total revenues for the second quarter ended March 31, 2008 increased by 89% or $8.1 million to $17.1 million from $9.0 million for the second quarter of fiscal year 2007. The increase in revenues was principally attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in earlier periods as a result of having previously purchased fully paid-up licenses. The Company ceased the use of fully paid-up licenses in favor of VPA licenses in September 2006.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, the Company recognized all license fees upon execution of the agreement, provided that all other revenues recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenues into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, the Company began changing its licensing practices away from heavy reliance on paid-up licenses to: (i) VPAs for most large customers and (ii) pay-as-you-go consumption-based license arrangements for other customers. In the fourth quarter of fiscal year 2006, the Company completely ceased entering into paid-up licenses with its customers, and converted to the use of only VPAs and pay-as-you-go consumption-based license arrangements.

The Company’s revenues for the second quarter ended March 31, 2008 include revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts or amendments thereto, were no longer authorized to continue to deploy the products covered by those licenses.

Gross margins for the second quarter ended March 31, 2008 were $15.3 million, a 132% increase, from gross margins of $6.6 million during the same period in fiscal year 2007. This increase resulted from the increase in revenues described above combined with: (a) a reduction of license costs associated with discontinued enterprise application products; (b) a reduction of service costs as a result of cost management initiatives launched in prior quarters referred to above; and (c) a reduction in the amortization of purchased technology which was principally due to a write-down of such assets in earlier periods.

Operating expenses for the second quarter ended March 31, 2008 were $15.0 million, an increase of 22% from $12.3 million for the same period in fiscal year 2007. Of the $2.7 million increase, $2.0 million was due to stock based compensation expense which resulted from the grant of the Performance Options approved by the Company’s stockholders on January 2, 2008. In addition, expenses were higher due to increased bonuses and commissions and increased use of consultants. These increases were offset by a reduction in the expense of restructuring initiatives which were undertaken during fiscal year 2007 with no comparable activity in fiscal year 2008.

During the second fiscal quarter of 2008, the Company experienced both lower interest and other income and substantially higher tax expense than had been the case in the year earlier period. During the quarter, the US dollar declined by approximately 6.5% relative to the Taiwan dollar from 32.52 NTD per US dollar to 30.42 NTD per US dollar, causing the Company to report $1.0 million in foreign exchange losses, which accounted for the decline in interest and other income. The increase in tax expense was principally associated with higher revenue and related taxes in Taiwan.

The Company experienced a net loss of $1.4 million for the quarter ended March 31, 2008, compared to a net loss of $6.0 million for the same period in fiscal year 2007. As described above, this $4.6 million improvement in net income was principally the result of the $8.1 million increase in reported revenues and a $0.7 million reduction in costs of revenues, offset by a $2.7 million increase in operating expenses, a $0.9 million reduction in interest and other income and a $0.6 million increase in tax expense.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, other than the impact of our adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which affected the Company’s accounting for income taxes. On October 1, 2007, the Company adopted the provisions of FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold shall be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage change in those amounts from period to period (in thousands, except percentages):

				Percent of Consolidated Revenue
	2008	2007	% Change	2008	2007

Three months ended March 31:
Revenues	$17,060	$9,048	89%	100%	100%
Cost of revenues	1,802	2,478	(27)%	11%	27%

Gross margin	15,258	6,570	132%	89%	73%
Research and development	6,569	4,306	53%	39%	47%
Sales and marketing	2,769	2,705	2%	16%	30%
General and administrative	5,586	4,411	27%	33%	49%
Restructuring	44	885	(95)%	—	10%

Total operating expenses	14,968	12,307	22%	88%	136%
Income (loss) from operations	$290	$(5,737)

				Percent of Consolidated
				Revenue
	2008	2007	% Change	2008	2007

Six months ended March 31:
Revenues	$34,424	$18,772	83%	100%	100%
Cost of revenues	3,830	5,032	(24)%	11%	27%

Gross margin	30,594	13,740	123%	89%	73%
Research and development	11,672	8,852	32%	34%	47%
Sales and marketing	5,640	6,845	(18)%	16%	36%
General and administrative	9,513	8,639	10%	28%	46%
Restructuring	113	3,096	(96)%	—	16%

Total operating expenses	26,938	27,432	(2)%	78%	145%
Income (loss) from operations	$3,656	$(13,692)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues by geographic region for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007

Three months ended March 31:
North America	$2,977	$1,490	100%	17%	17%
Japan	3,403	1,645	107%	20%	18%
Taiwan	9,404	4,880	93%	55%	54%
Other Asian countries	1,011	722	40%	6%	8%
Europe	265	311	(15)%	2%	3%

Total revenues	$17,060	$9,048	89%	100%	100%

Total revenues for the three months of fiscal year 2008 increased by $8.1 million, or 89%, compared to the same period in fiscal year 2007. Revenues for the three months of fiscal year 2008 for most regions increased, except for Europe, over the same period in fiscal year 2007. Significant increases in Japan, North America, and Taiwan regions were attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in the prior period as a result of having previously purchased fully paid-up licenses. Increase for other Asian countries was also attributable to recurring quarterly revenues associated with VPA and similar licenses.

Revenues for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007

Three months ended March 31:
License revenues	$14,818	$7,475	98%	87%	83%
Service revenues	2,242	1,573	43%	13%	17%

Total revenues	$17,060	$9,048	89%	100%	100%

License fees for the three months of fiscal year 2008 were $14.8 million, an increase of 98%, from revenues of $7.5 million for the same period in fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters and the success of the Company’s initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

In the first two quarters of fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by the Company. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the second quarter of fiscal 2008, total unbilled VPA commitments were approximately $40.4 million, an increase of 116% or $21.7 million from the $18.7 million balance at March 31, 2007. The Company expects to invoice and recognize this $40.4 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognizing this revenues.

The Company also ended the second quarter with a deferred revenues balance of $14.4 million, an increase of 47% or $4.6 million from the $9.8 million balance at March 31, 2007. The increases in order backlog (which have grown in aggregate by $26.3 million, or 92%, from $28.5 million to $54.8 million) reflect the combined effect of overall business growth and the Company’s decision at the beginning of fiscal year 2008 to enter into certain agreements with major customers that extend for periods greater than one year.

As a percentage of total revenues, license fees were 87% for the three months ended March 31, 2008, versus 83% for the same period in fiscal year 2007. This increase is principally attributable to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements and the relatively smaller growth in service revenues as discussed below.

Service fees for the three months ended March 31, 2008 were $2.2 million, an increase of $0.7 million, or 43%, from $1.6 million for the same period in fiscal year 2007. As a percentage of total revenues, service fees were 13% in the three months of fiscal year 2008 versus 17% for the same period in fiscal year 2007. The increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues is principally a result of greater revenues attributable to VPA licenses.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 27% from $2.5 million in the three months ended March 31, 2007 to $1.8 million in the three months ended March 31, 2008. Cost of revenues associated with license fees declined by 63%, from $0.2 million to approximately $83,000. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees declined by 12%, from $2.0 million to $1.7 million, despite the growth in service fees, principally as a result of increased department efficiencies. Amortization of purchased technology was reduced from $0.3 million in the three months of fiscal year 2007 to zero in the three months of fiscal year 2008, principally as a result of earlier write-downs of the related assets.

Gross margin percentages increased from 73% of total revenues for the three months ended March 31, 2007 to 89% of total revenues for the same period in fiscal year 2008. Gross margins for the three months ended March 31, 2008 were $15.3 million, a 132% increase from gross margins of $6.6 million in the three months of fiscal year 2007. These improvements were principally due to the reductions in the cost of revenues as described above combined with the increase in overall revenues and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment.

Research and development expenses increased by 53% to $6.6 million for the three months ended March 31, 2008, from $4.3 million for the same period in fiscal year 2007. As a percentage of revenues, research and development expenses decreased from 47% in the three months ended March 31, 2007 to 39% in the three months ended March 31, 2008.

The $2.3 million increase in research and development expense for the three months ended March 31, 2008 versus the same period in the fiscal year 2007 was principally due to increased payroll and related benefit expenses of $0.6 million associated with increases in the number of engineering and engineering management personnel from 167 to 205; increased stock-based compensation expense of $0.6 million due in part to the grant of the Performance Options; increased consulting costs of $0.5 million due to the use of additional consultants for recruiting and new product development; higher corporate bonuses of $0.2 million; and the net cost of facilities and other expenses of $0.4 million.

The 8 percentage point reduction in research and development expense as a percentage of revenues was principally the result of the Company’s revenues having increased at a faster rate than the increase in R&D costs described above.

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

Sales and marketing expenses increased by 2% to $2.8 million for the three months ended March 31, 2008, from $2.7 million for the same period in fiscal year 2007. As a percentage of revenues, sales and marketing expenses decreased from 30% in the three months ended March 31, 2007 to 16% in the three months ended March 31, 2008.

The $0.1 million increase in sales and marketing expenses for the three months ended March 31, 2008 versus the same period in fiscal 2007 was principally due to increased stock-based compensation expense of $0.2 million principally due to the January 2, 2008 grant of the Performance Options as well as increased bonus expense of $0.2 million. These increases were partly offset by lower payroll and related benefit expenses of $0.2 million due to a small reduction in the number of sales personnel and lower recruiting costs which were reduced by $0.1 million.

The 14 percentage point reduction in sales and marketing expenses as a percentage of revenues is the result of the Company’s revenues having increased significantly while sales and marketing expenses remained level as described above.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses increased by 27% to $5.6 million for the three months ended March 31, 2008 from $4.4 million for the same period in fiscal year 2007. As a percentage of revenues, general and administrative expenses decreased from 49% in the three months ended March 31, 2007 to 33% in the three months ended March 31, 2008.

The $1.2 million increase in general and administrative expenses for the three months ended March 31, 2008 as compared to the same period in fiscal year 2007 was due principally to a $1.2 million increase in stock-based compensation expense which primarily resulted from the grant to executives of the Performance Options approved by stockholders on January 2, 2008.

The 16 percentage point reduction in general and administrative expenses as a percentage of revenues is the result of the Company’s revenues having increased at a faster rate than the increase in general and administrative expenses as described above.

Interest and Other Income

Interest and other income consists primarily of a) interest income earned on cash, cash equivalents and marketable securities, and b) foreign exchange gains and losses on asset and liability balances as they are remeasured due to changes in the rates of exchange between the US dollar and foreign currencies, and c) gains and losses on disposal of assets.

The Company experienced a loss of $0.4 million in interest and other income for the three months ended March 31, 2008 as compared to income of $0.5 million for the same period in fiscal year 2007. While investment balances increased, interest rates declined by an approximately offsetting proportion, resulting in net interest income remaining approximately unchanged. The net decrease of $0.9 million was therefore principally due to a higher foreign exchange loss of $0.9 million related mainly to deterioration in the exchange rate between the U.S. Dollar and the New Taiwan Dollar.

Provision for Income Taxes

The Company recorded an income tax provision of $1.3 million for the three months ended March 31, 2008, an increase of approximately 84% from the provision of $0.7 million recorded for the same period in fiscal year 2007. The increase is primarily due to an increase in pretax income in the jurisdictions which the Company operates. The increase in the provision is due to a $0.4 million increase in foreign income taxes and a $0.1 million increase in foreign withholding taxes both principally associated with the Company’s operations in Taiwan and $0.1 million increase in U.S. alternative minimum tax and state tax accrual.

Of the $1.3 million income tax provision for the three months ended March 31, 2008, $0.6 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions.

The income tax provision for the quarter was calculated based on the results of operations for the three months ended March 31, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction such income will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenues

Revenues by geographic region for the six months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007

Six months ended March 31:
North America	$6,591	$2,817	134%	19%	15%
Japan	5,665	2,995	89%	16%	16%
Taiwan	19,455	11,171	74%	57%	60%
Other Asian countries	2,104	1,198	76%	6%	6%
Europe	609	591	3%	2%	3%

Total revenues	$34,424	$18,772	83%	100%	100%

Total revenues for the six months of fiscal year 2008 increased by $15.7 million, or 83%, compared to the same period in fiscal year 2007. Revenues for the six months of fiscal year 2008 for all regions increased over the same period in fiscal year 2007. Significant increases for all regions with the exception of Europe were attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in the prior period as a result of having previously purchased fully paid-up licenses.

Revenues for the six months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007

Six months ended March 31:
License revenues	$30,227	$15,399	96%	88%	82%
Service revenues	4,197	3,373	24%	12%	18%

Total revenues	$34,424	$18,772	83%	100%	100%

License fees for the six months of fiscal year 2008 were $30.2 million, an increase of 96%, from revenues of $15.4 million in the same period in fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters and the success of the Company’s initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

In the first six months of fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by the Company. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the six months of fiscal year 2008, total unbilled VPA commitments were approximately $40.4 million, an increase of 116% or $21.7 million from the $18.7 million balance at March 31, 2007. The Company expects to invoice and recognize this $40.4 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of invoicing and recognizing this revenues.

The Company also ended the six months of fiscal year 2008 with a deferred revenues balance of $14.4 million, an increase of 47% or $4.6 million from the $9.8 million balance at March 31, 2007. The increases in order backlog (which have grown in aggregate by $26.3 million, or 92%, from $28.5 million to $54.8 million over the year) reflect the combined effect of overall business growth and the Company’s decision at the beginning of fiscal year 2008 to enter into certain agreements with major customers that extend for periods greater than one year.

As a percentage of total revenues, license fees were 88% for the six months ended March 31, 2008, versus 82% for the same period in fiscal year 2007. This increase is principally attributable to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements and the relatively smaller growth in service revenues as discussed below.

Service fees for the six months ended March 31, 2008 were $4.2 million, an increase of $0.8 million, or 24%, from $3.4 million for the same period in fiscal year 2007. As a percentage of total revenues, service fees were 12% in the six months of fiscal year 2008 versus 18% for the same period in fiscal year 2007. The increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues is principally a result of greater revenues attributable to VPA licenses.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 24% from $5.0 million in the six months ended March 31, 2007 to $3.8 million in the six months ended March 31, 2008. Cost of revenues associated with license fees declined by 51%, from $0.5 million to $0.2 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees declined by 11%, from $4.0 million to $3.5 million, despite the growth in service fees, principally as a result of increased department efficiencies. Amortization of purchased technology was reduced from $0.6 million in the six months of fiscal year 2007 to $71,000 in the six months of fiscal year 2008, principally as a result of earlier write-downs of the related assets.

Gross margin percentages increased from 73% of total revenues for the six months ended March 31, 2007 to 89% of total revenues for the same period in fiscal year 2008. Gross margins for the six months ended March 31, 2008 were $30.6 million, a 123% increase from gross margins of $13.7 million in the same period in fiscal year 2007. These improvements were principally due to the reductions in the cost of revenues as described above combined with the increase in overall revenues and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses increased by 32% to $11.7 million for the six months ended March 31, 2008, from $8.9 million for the same period in fiscal year 2007. As a percentage of revenues, research and development expenses decreased from 47% in the six months ended March 31, 2007 to 34% in the six months ended March 31, 2008.

The $2.8 million increase in research and development expense for the six months ended March 31, 2008 versus the same period in fiscal year 2007 was principally due to increased payroll and related benefit expenses of $0.7 million associated with increases in the number of engineering and engineering management personnel; increased stock-based compensation expense of $0.6 million due in part to the grant of the Performance Options; increased consulting costs of $0.9 million due to the use of additional consultants for recruiting and new product development; higher corporate bonuses of $0.3 million; and the net cost of facilities and other expenses of $0.3 million.

The 13 percentage point reduction in research and development expense as a percentage of revenues was principally the result of the Company’s revenues having increased at a faster rate than the increase in R&D costs described above.

Sales and Marketing Expenses

Sales and marketing expenses were reduced by 18% to $5.6 million for the six months ended March 31, 2008 from $6.8 million for the same period in fiscal year 2007. As a percentage of revenues, sales and marketing expenses decreased from 36% in the six months ended March 31, 2007 to 16% in the six months ended March 31, 2008.

The $1.2 million decrease in sales and marketing expenses for the six months ended March 31, 2008 compared to the same period in fiscal year 2007 was principally due to reduced payroll and related benefit expenses of $1.1 million associated with a reduction in the number of sales and marketing personnel.

The 20 percentage point reduction in sales and marketing expenses as a percentage of revenues is the result of the Company’s revenues having increased significantly while sales and marketing expenses decreased as described above.

General and Administrative Expenses

General and administrative expenses increased by 10% to $9.5 million for the six months ended March 31, 2008 from $8.6 million for the same period in fiscal year 2007. As a percentage of revenues, general and administrative expenses decreased from 46% in the six months ended March 31, 2007 to 28% in the six months ended March 31, 2008.

The $0.9 million increase in general and administrative expenses for the six months ended March 31, 2008 as compared to the same periods in fiscal year 2007 was due principally to a $1.2 million increase in stock-based compensation which included the effect of the Performance Options and a $0.4 million increase in corporate bonus expense. These increases were partially offset by a $0.7 million reduction in payroll and related benefit expenses associated with a reduction in general and administrative personnel.

The 18 percentage point reduction in general and administrative expenses as a percentage of revenues is the result of the Company’s revenues having increased at a faster rate than the increase in general and administrative expenses as described above.

Interest and Other Income

Interest and other income decreased to $0.3 million for the six months ended March 31, 2008 as compared to $1.0 million for the same period in fiscal year 2007. The $0.7 million decrease was due to a) increased interest income of $0.1 million due principally to higher balances of cash, cash equivalents and marketable securities, which was offset by b) increased foreign exchange loss of $0.8 million related mainly to deterioration in the exchange rate between the U.S. Dollar and the New Taiwan Dollar.

Provision for Income Taxes

The Company recorded an income tax provision of $2.8 million for the six months ended March 31, 2008, an increase of 114% as compared to the provision of $1.3 million recorded for the six months ended March 31, 2007. The increase is primarily due to an increase in pretax income in the jurisdictions which the Company operates. The increase in the provision is due to a $1.6 million increase in foreign income taxes offset by a $0.2 million decrease in foreign withholding taxes both principally associated with the Company’s operations in Taiwan and $0.1 million increase in U.S. alternative minimum tax and state income taxes.

Of the $2.8 million income tax provision for the six months ended March 31, 2008, $1.2 million was attributed to the increase in FIN 48 liabilities associated with uncertain tax positions.

The income tax provision for the quarters was calculated based on the results of operations for the six months ended March 31, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction such income will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

Financial Condition

At March 31, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $79.0 million, compared to cash, cash equivalents and marketable securities totaling $51.1 million at March 31, 2007. During fiscal year 2007, to reduce administrative costs and liquidity risks, the Company implemented a change in its practices regarding the investment of its cash which led to the elimination of its holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, the Company sold all of its marketable securities and moved the proceeds to money market funds.

During the six months ended March 31, 2008, the net increase in cash of $16.3 million was comprised of $13.4 million provided by operating activities, $0.9 million used in investing activities, $3.6 million provided by financing activities and $0.2 million from the effect of changes in currency exchange rates. Cash provided by operating activities was primarily due to net income from operations of $1.1 million which was reduced by non-cash charges of $4.7 million for stock-based compensation and $1.1 million for depreciation and amortization, $3.2 million of increased income taxes payable, $2.5 million of increased deferred revenue and $2.3 million of decreased accounts receivables, which was partially offset by $1.5 million of reduced accruals for restructuring charges. Cash used in investing activities was due to purchases of property and equipment, while cash provided by financing activities was due to proceeds from stock purchases under stock option and stock purchase plans.

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

Commitments

As of March 31, 2008, we had commitments for $7.6 million under non-cancelable operating leases ranging from one to ten years. The operating lease obligations include a net lease commitment for the Irvine, California location of $1.3 million, after sublease income of $0.6 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated but for which we continue to have lease obligations and intend to sublease and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 3 to the Condensed Consolidated Financial Statements for further information on the Company’s restructuring plans.

As of March 31, 2008, we had a non-current liability of $12.2 million which was associated primarily with the accrual of income taxes on our operations in Taiwan.

Outlook

On March 27, 2008, the Company announced it has agreed to acquire BeInSync Ltd. (“BeInSync”), an Israel-based provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The agreement is for the Company to acquire all of the outstanding shares of privately held BeInSync Ltd., a company incorporated under the laws of the State of Israel pursuant to a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company, BeInSync, the holders of the outstanding shares of BeInSync (the “Shareholders”), and the representative of the Shareholders. Under the terms of the Purchase Agreement, the total consideration for the outstanding shares of BeInSync will be $22.1 million, including liabilities that will be assumed by Phoenix at closing. The net consideration to be paid to the BeInSync shareholders will be 85% in the form of cash and 15% in the form of Phoenix common stock. The acquisition has been approved by the board of directors of Phoenix and the board of directors and shareholders of BeInSync and is subject to customary closing conditions. The transaction is currently expected to close in the second quarter of calendar year 2008.

On April 10, 2008, the Company announced it has agreed to acquire TouchStone Software Corporation (“TouchStone”), a US-based provider of a computer diagnostics and PC update technology. The acquisition of Touchstone, a publicly traded Delaware corporation, is pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Phoenix, Andover Merger Sub, Inc., a wholly owned subsidiary of Phoenix (“Merger Sub”) and TouchStone. Under the terms of the Merger Agreement, Phoenix will acquire TouchStone (the “TouchStone Transaction”) for a cash amount of $1.48 per share, which is equal to an enterprise value of approximately $17.1 million, net of existing cash. In connection with the TouchStone Transaction, each outstanding stock option and warrant to purchase a TouchStone security will be terminated in exchange for a cash payment to the holders thereof in the amount of the excess, if any, of $1.48 over the exercise or strike price. The TouchStone Transaction has been approved by the board of directors of each of Phoenix and TouchStone and is subject to the approval of the stockholders of TouchStone and other customary closing conditions. The transaction is currently expected to close in the second quarter of calendar year 2008.

Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and those generated from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. We may incur a net loss in future quarters during fiscal year 2008 and we may also incur negative net cash flow in such periods, if we are unable to achieve the revenues we anticipate or successfully control our cash expenditures. While we have cash sufficient for the acquisition of BeInSync and the TouchStone Transaction as described above, further acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following and other filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading

Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this Quarterly Report or in to any of our other filings with the SEC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal year 2007 Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of Company common stock in the event certain revenues milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. The arbitration hearing has tentatively been scheduled for June 9, 2008. The Company does not believe that the plaintiff’s case has merit and intends to defend itself vigorously. The Company further believes that it is likely to prevail in this case, although other outcomes adverse to the Company are possible.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Merger dated April 9, 2008 by and among Phoenix Technologies Ltd., Andover Merger Sub, Inc. and TouchStone Software Corporation (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.2	Form of Voting Agreement (incorporated herein by reference to Exhibit 2.2 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.3	Share Purchase Agreement dated as of March 26, 2008 by and among Phoenix Technologies Ltd., BeInSync Ltd., the Shareholders of BeInSync Ltd. and Tal Barnoach (as Representative).
10.1	2008 Acquisition Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer

Date: April 28, 2008

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date: April 28, 2008

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated April 9, 2008 by and among Phoenix Technologies Ltd., Andover Merger Sub, Inc. and TouchStone Software Corporation (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.2	Form of Voting Agreement (incorporated herein by reference to Exhibit 2.2 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.3	Share Purchase Agreement dated as of March 26, 2008 by and among Phoenix Technologies Ltd., BeInSync Ltd., the Shareholders of BeInSync Ltd. and Tal Barnoach (as Representative).
10.1	2008 Acquisition Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.