Form 10-Q
period 2008-06-30
PHOENIX TECHNOLOGIES LTD
filed 2008-07-31
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to .

Commission file number 0-17111

PHOENIX TECHNOLOGIES LTD.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2685985 (I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of July 30, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 28,032,691.

PHOENIX TECHNOLOGIES LTD.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our acquisition activities; plans to improve and enhance existing products; plans to develop and market new products; recruiting efforts; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$46,101	$62,705
Accounts receivable, net of allowances	3,508	6,383
Other assets — current	23,139	3,496

Total current assets	72,748	72,584
Property and equipment, net	3,258	2,791
Purchased technology and intangible assets, net	14,324	3,571
Goodwill	25,759	14,497
Other assets — noncurrent	3,003	1,037

Total assets	$119,092	$94,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,041	$1,186
Accrued compensation and related liabilities	4,193	3,922
Deferred revenue	14,042	11,805
Income taxes payable — current	3,401	11,733
Accrued restructuring charges — current	706	1,905
Other liabilities — current	5,700	1,744

Total current liabilities	30,083	32,295
Accrued restructuring charges — noncurrent	10	358
Income taxes payable — noncurrent	13,065	—
Other liabilities — noncurrent	2,505	2,055

Total liabilities	45,663	34,708
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in capital	222,804	206,800
Accumulated deficit	(57,216)	(55,311)
Accumulated other comprehensive loss	(509)	(67)
Less: Cost of treasury stock	(91,678)	(91,678)

Total stockholders’ equity	73,429	59,772

Total liabilities and stockholders’ equity	$119,092	$94,480

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
License fees	$16,883	$10,678	$47,110	$26,077
Subscription fees	20	—	20	—
Service fees	2,373	1,902	6,570	5,275

Total revenues	19,276	12,580	53,700	31,352
Cost of revenues:
License fees	179	201	421	693
Subscription fees	20	—	20	—
Service fees	2,161	1,811	5,678	5,768
Amortization of purchased intangible assets	373	333	444	916

Total cost of revenues	2,733	2,345	6,563	7,377
Gross margin	16,543	10,235	47,137	23,975
Operating expenses:
Research and development	8,397	5,204	20,069	14,056
Sales and marketing	3,245	2,554	8,885	9,399
General and administrative	6,708	3,615	16,221	12,254
Restructuring	67	(14)	180	3,082

Total operating expenses	18,417	11,359	45,355	38,791

Income (loss) from operations	(1,874)	(1,124)	1,782	(14,816)
Interest and other income, net	328	479	602	1,514

Income (loss) before income taxes	(1,546)	(645)	2,384	(13,302)
Income tax expense	1,234	1,129	4,037	2,439

Net loss	$(2,780)	$(1,774)	$(1,653)	$(15,741)

Loss per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.06)	$(0.61)
Shares used in loss per share calculation:
Basic and diluted	27,574	26,001	27,385	25,719

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2008	2007
	(In thousands) (Unaudited)

Cash flows from operating activities:
Net loss	$(1,653)	$(15,741)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,919	2,644
Stock-based compensation	8,292	3,924
Loss from disposal of fixed assets	16	51
Change in operating assets and liabilities:
Accounts receivable	2,785	3,232
Prepaid royalties and maintenance	38	86
Other assets	113	1,835
Accounts payable	649	(2,177)
Accrued compensation and related liabilities	34	(874)
Deferred revenue	2,077	4,148
Income taxes	4,311	1,281
Accrued restructuring charges	(1,608)	(3,186)
Other accrued liabilities	(10)	(1,618)

Net cash provided by (used in) operating activities	16,963	(6,395)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	113,714
Proceeds from maturities of marketable securities	—	1,000
Purchases of marketable securities	—	(89,125)
Purchases of property and equipment	(1,958)	(373)
Escrow deposit	(18,706)	—
Acquisition of business, net of cash acquired	(17,715)	—

Net cash provided by (used in) investing activities	(38,379)	25,216

Cash flows from financing activities:
Proceeds from stock purchases under stock option and stock purchase plans	4,723	5,154

Net cash provided by financing activities	4,723	5,154

Effect of changes in exchange rates	89	36

Net increase in cash and cash equivalents	(16,604)	24,011
Cash and cash equivalents at beginning of period	62,705	34,743

Cash and cash equivalents at end of period	$46,101	$58,754

Supplemental disclosure of cash flow information:
Non-cash investing activity:
Fair value of stock issued in connection with acquisition	2,985	—

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation.  The condensed consolidated financial statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 30, 2007 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s results of operations and cash flows for the interim periods presented and financial condition of the Company as of June 30, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscription Fees

Subscription fees are revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the web. Primary subscription fee sources include fees charged for back-up, recovery and device management services.

Cost of Revenues.  Cost of revenues consists of third party license costs, service costs, subscription costs and amortization of purchased intangibles. License costs are primarily third party royalty fees, electronic product fulfillment costs, and the costs of product labels for customer use. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. Subscription costs are primarily hosting fees associated with customer data, product fulfillment costs and personnel-related expenses such as salaries associated with post-sales customer support costs.

Amortization of Acquired Intangible Assets.  The Company accounts for purchased computer software, or purchased technology, including that which is acquired through business combinations, in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 states that capitalized software costs are to be amortized on a product by product basis. The annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Furthermore, at each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the enterprise’s responsibility set forth at the time of sale.

In fiscal year 2007 and in the nine months ended June 30, 2008, purchases of technology consisted of a) the acquisition in August 2007 of certain intangible assets from XTool Mobile Security, Inc., for $3.5 million, and b) the acquisition in April 2008 of certain intangible assets valued at $6.0 million as part of the acquisition of BeInSync Ltd.

The technology purchased from XTool Mobile Security, Inc. has not yet begun to be amortized. This technology is being further developed to become a product, Phoenix FailSafe, to be sold by the Company. When Phoenix FailSafe reaches a state of general release, then amortization will begin for the technology purchased from XTool Mobile Security in accordance with SFAS No. 86. See Note 7 for further information.

The technology purchased as part of the acquisition of BeInSync Ltd. is used in a product which was formerly sold by BeInSync Ltd. and is now being sold by Phoenix. Since the technology is for a product which has achieved the state of general release, the Company began amortizing the value of the technology upon its acquisition. See Notes 7 and 11 for further information.

In addition to the technology purchased as part of the acquisition of BeInSync, the Company also acquired customer relationships valued at $4.8 million and trade names valued at $0.4 million. The amount of intangible assets subject to amortization acquired with the acquisition of BeInSync totaled $11.2 million.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three months ended June 30, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Pro forma results for prior periods have not been restated.

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three and nine months ended June 30, 2008 and 2007 (in thousands):

			Nine Months
	Three Months Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Costs and Expenses
Cost of goods sold	$162	$52	$369	$146
Research and development	984	394	2,140	970
Sales and marketing	399	218	966	707
General and administrative	2,060	505	4,817	2,049

Total stock-based compensation expense	$3,605	$1,169	$8,292	$3,872

There was no capitalized stock-based employee compensation cost as of June 30, 2008. There was no recognized tax benefit relating to stock-based employee compensation during the three and nine months ended June 30, 2008.

The Company uses Monte Carlo option pricing models to value stock option grants that contain a market condition such as the options that were granted to the Company’s four most senior executives and approved by the Company’s stockholders on January 2, 2008. The Company uses Black-Scholes option pricing models to value all other options granted since no other options granted contain a market condition. The models require inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), the Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

The fair value of the options granted in the three and nine months ended June 30, 2008 and 2007 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

Employee Stock Options
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Expected life from grant date (in years)	3.4 - 10.0	3.2 - 10.0	3.4 - 10.0	3.2 - 10.0
Risk-free interest rate	2.8 - 3.9%	4.8 - 4.9%	2.2 - 4.4%	4.7 - 5.0%
Volatility	0.5 - 0.7	0.5 - 0.7	0.5 - 0.7	0.5 - 0.7
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Expected life from grant date (in years)	0.5 - 1.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.9 - 2.1%	4.9 - 5.0%	1.9 - 3.7%	4.8 - 5.1%
Volatility	0.5	0.4 - 0.6	0.4 - 0.6	0.4 - 0.7
Dividend yield	None	None	None	None

Computation of Earnings (Loss) per Share.  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 6 for further information.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company for our fiscal year beginning October 1, 2009. We are currently evaluating the impact of the adoption of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. Adoption of SFAS No. 141R will not impact the Company’s accounting for business combinations closed prior to its adoption. The Company will adopt this standard in fiscal year beginning on October 1, 2009. We are currently evaluating the impact of the adoption of SFAS No. 141R on our consolidated financial statements.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for our fiscal year beginning October 1, 2009. Early adoption is prohibited. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Note 2.	Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(2,780)	$(1,774)	$(1,653)	$(15,741)
Other comprehensive loss
Net change in defined benefit obligation	(5)	—	(13)	—
Net change in unrealized gain (loss) on investments	—	—	—	(19)
Net change in cumulative translation adjustment	(166)	(82)	(429)	63

Comprehensive loss	$(2,951)	$(1,856)	$(2,095)	$(15,697)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restructuring Charges

The following table summarizes the activity related to the asset/liability for restructuring charges through June 30, 2008 (in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	2006 Plans	2006 Plans	2007 Plans	2007 Plans	Total

Balance of accrual at September 30, 2004	$2,184	—	—	—	—	$2,184
Cash payments	(546)	—	—	—	—	(546)
True up adjustments	41	—	—	—	—	41

Balance of accrual at September 30, 2005	1,679	—	—	—	—	1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$2,252	$1,492	3,744
Cash payments	(400)	(2,707)	(410)	(1,864)	(948)	(6,329)
True up adjustments	(12)	39	365	7	(4)	395

Balance of accrual at September 30, 2007	1,328	—	—	395	540	2,263
Cash payments	(356)	—	—	(434)	(493)	(1,283)
True up adjustments	(98)	—	—	82	85	69

Balance of accrual at December 31, 2007	874	—	—	43	132	1,049
Cash payments	(184)	—	—	(38)	(136)	(358)
True up adjustments	—	—	—	(3)	47	44

Balance of accrual/(other assets) at March 31, 2008	690	—	—	2	43	735
Cash payments	(178)	—	—	—	(48)	(226)
True up adjustments	—	—	—	(2)	101	99

Balance of accrual/(other assets) at June 30, 2008	$512	$—	$—	$—	$96	$608

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, management approved a restructuring plan for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. Since the amount of restructuring charge is net of estimated sublease income, if the Company is unable to arrange a sublease with timing and terms as previously anticipated, then there may be additional restructuring charges in future quarters. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended June 30, 2008, the Company paid approximately $55,000 of the restructuring liability and recorded an additional restructuring cost of approximately $0.1 million related to a change in estimate regarding the expected time to

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtain a subtenant, leaving a total estimated unpaid amount of approximately $0.2 million related to on-going lease obligations and no remaining outstanding liabilities related to severance costs as of June 30, 2008.

In the first quarter of fiscal year 2007, management approved a restructuring plan designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, the Company recorded a charge of $0.9 million in the second quarter of fiscal year 2007 and a charge of $0.3 million in the fourth quarter of fiscal year 2007 related to office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended June 30, 2008, the Company paid approximately $6,000 of this restructuring plan’s liability.

As of June 30, 2008, the first quarter 2007 restructuring plan has an asset balance of $0.1 million which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Condensed Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows, the net balance is classified as an asset rather than a liability.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenues expectations.

In the fourth quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 68 positions. The Company recorded $2.2 million of employee severance costs under the plan. In the third quarter of fiscal year 2006, management approved a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan. The Company recorded $1.8 million of employee severance costs and $0.2 million of facility closure costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. As of June 30, 2008, there are no remaining outstanding liabilities pertaining to the fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All then appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year 2007. During the first quarter of fiscal year 2008, the Company decreased the fiscal year 2003 restructuring reserve by $0.1 million due to a projected increase in income due to a new sublease which extends over the remaining term of the lease. During the three months ended June 30, 2008, the Company paid approximately $0.2 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.5 million as of June 30, 2008.

Note 4.	Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent

The following table provides details of other assets — current (in thousands):

	June 30,	September 30,
	2008	2007

Other assets — current:
Prepaid taxes	$43	$1,868
Prepaid other	835	849
Deferred acquisition costs	240	—
Escrow deposit	18,706	—
Shares held in escrow	2,989	—
Other	326	779

Total other assets — current	$23,139	$3,496

The cash consideration for the acquisition of Touchstone was paid by the Company on June 30, 2008 into escrow so that the exchange agent for the transaction would have the consideration available for distribution upon the closing of the acquisition on July 1, 2008. As such, the cash, though not in the possession of the Company, was still considered an asset of the Company as of June 30, 2008 and is classified under the caption “Escrow deposit”, which is included in “Other assets — current” in the Condensed Consolidated Balance Sheets.

Shares held in escrow represents the value of the stock consideration paid by the Company for the acquisition in April 2008 of BeInSync Ltd. amounting to $3.0 million and, per the terms of the purchase agreement, the shares are to be held in escrow to cover indemnification obligations BeInSync or the former shareholders of BeInSync may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of June 30, 2008 and are held by a third party in escrow. While they will not be released until the one year anniversary of the acquisition closing date, up to 50% of the escrowed shares may be sold on each of the 6 month and 9 month anniversaries of the acquisition closing date, with the proceeds from any such sales remaining in escrow. Since these shares are held in escrow and have not yet been distributed to the former shareholders and option holders of BeInSync Ltd., the Company must maintain a liability amounting to $3.0 million representing the purchase consideration payable in shares which is classified under the captions “Purchase consideration payable” which is included in “Other liabilities — current” in the Condensed Consolidated Balance Sheets. See Note 11 for further information regarding the acquisition of BeInSync Ltd.

As of June 30, 2008, $1.9 million, which represents tax payments made relating to the income tax returns for the years 2000 through 2005 filed in Taiwan for which the final tax liability is yet to be settled with the local tax authority, was reclassified from prepaid taxes in other current assets to long-term prepaid taxes in other assets as a result of a change in the estimate of how long it will take to resolve the related tax issue.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details of other assets — noncurrent (in thousands):

	June 30,	September 30,
	2008	2007

Other assets — noncurrent:
Deposits and other	$822	$807
Long-term prepaid taxes	1,998	—
Deferred tax	183	230

Total other assets — noncurrent	$3,003	$1,037

The following table provides details of other liabilities — current (in thousands):

	June 30,	September 30,
	2008	2007

Other liabilities — current:
Royalties and commissions	$173	$316
Accounting and legal fees	866	577
Co-op advertising	95	133
Accrued VAT payable	316	135
Purchase consideration payable	2,985	—
Other accrued expenses	1,265	583

Total other liabilities — current	$5,700	$1,744

The following table provides details of other liabilities — noncurrent (in thousands):

	June 30,	September 30,
	2008	2007

Other liabilities — noncurrent:
Accrued rent	$737	$668
Retirement reserve	1,725	1,317
Other liabilities	43	70

Total other liabilities — noncurrent	$2,505	$2,055

Note 5.  Segment Reporting and Significant Customers

The chief operating decision maker, defined as our chief executive officer and our chief operating officer, assesses the Company’s performance by regularly reviewing the operating results as a single segment. The reportable segment is established based on the criteria set forth in the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its products, services and geographic regions on other measures of income or expense, such as depreciation and amortization, gross margin or net income. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe (in thousands) as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenues:
North America	$3,202	$1,625	$9,793	$4,442
Japan	4,391	2,224	10,056	5,219
Taiwan	10,356	7,281	29,811	18,452
Other Asian countries	920	1,193	3,024	2,391
Europe	407	257	1,016	848

Total revenues	$19,276	$12,580	$53,700	$31,352

For the three months ended June 30, 2008, two customers accounted for 19% and 14% of total revenues. For the three months ended June 30, 2007, one customer accounted for 19% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 6.	Loss per Share

The following table presents the calculation of basic and diluted loss per share required under SFAS No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net loss	$(2,780)	$(1,774)	$(1,653)	$(15,741)

Weighted average common shares outstanding:
Basic and diluted	27,574	26,001	27,385	25,719
Loss per share:
Basic and diluted	$(0.10)	$(0.07)	$(0.06)	$(0.61)

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share were 3.0 million and 3.9 million for the three month periods ended June 30, 2008 and 2007, respectively, and were 2.9 million and 6.1 million for the nine months ended June 30, 2008 and 2007, respectively.

Note 7.	Goodwill and Other Long-Lived Assets

Changes in the carrying value of goodwill and certain long-lived assets during the three months ended June 30, 2008 were as follows (in thousands):

		Intangible Assets
		Subject to	Prepaid
	Goodwill	Amortization	Licenses

Net balance, March 31, 2008	$14,497	$3,500	$5
Additions	11,262	11,197	—
Amortization	—	(373)	(5)

Net balance, June 30, 2008	$25,759	$14,324	$—

With the acquisition in April 2008 of BeInSync Ltd., the Company acquired the following intangible assets: goodwill, developed technology, customer relationships, and trade names. No other intangible assets were acquired

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three months ended June 30, 2008. While goodwill is not amortized, the other intangible assets are being amortized over their estimated 5-year useful lives which resulted in an amortization charge of $0.4 million for the three months ended June 30, 2008. See Note 11 for further information regarding the acquisition of BeInSync Ltd.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), the Company had no impairment charge for the three and nine months ended June 30, 2008.

The following table summarizes the amortization expense of acquired intangibles for the three and nine months ended June 30, 2008 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Amortization of purchased intangible assets	$373	$333	$444	$916

Total amortization	$373	$333	$444	$916

Amortization and write-down of acquired intangibles are charged in cost of revenues on the statement of operations. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur they could also accelerate the timing of charges. Current quarter amortization relates solely to the new assets acquired in the acquisition of BeInSync Ltd.

The following table summarizes the expected annual amortization expense of acquired intangibles assets (in thousands):

Expected
Amortization
Expense

Remainder of 2008	$603
Fiscal year ending September 30,
2009	2,739
2010	2,739
2011	2,739
2012	2,739
2013	1,807
Thereafter	958

Total	$14,324

Intangible assets are carried at cost and amortized using the straight-line method over the estimated useful life of the assets, which ranges between 5 and 7 years.

Note 8.	Stock-Based Compensation

The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans and the majority of the plans are subject to stockholder approval. NASDAQ corporate governance rules allow for stock-based compensation plans under certain conditions which do not require shareholder approval. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Prior to April 1, 2008, grants to non-employee directors were fully

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock plans, as of June 30, 2008, restricted share awards and option grants for 6,635,406 shares of common stock were outstanding from prior awards and 3,722,748 shares of common stock were available for future awards. The outstanding awards and grants as of June 30, 2008 had a weighted average remaining contractual life of 8.3 years and an aggregate intrinsic value of approximately $21.9 million. Of the options outstanding as of June 30, 2008, there were options exercisable for 2,105,038 shares of common stock having a weighted average remaining contractual life of 6.8 years and an aggregate intrinsic value of $8.3 million.

The Compensation Committee of the Board authorized, and on January 2, 2008 the stockholders of the Company approved, stock option grants for an aggregate of 1,250,000 shares of Company’s common stock (the “Performance Options”) to the Company’s four most senior executives. These options vest upon the achievement of certain market performance goals rather than on a time-based vesting schedule. Under the terms of the options, the closing price of the Company’s stock on the NASDAQ Global Market must equal or exceed one or more stock price thresholds ($15.00, $20.00, $25.00 and $30.00) for at least sixty (60) consecutive trading days in order for 25% of the shares underlying the option for each price threshold to vest. The Performance Options have a ten-year term, subject to their earlier termination upon certain events including the optionee’s termination of employment.

As of June 30, 2008, $6.7 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over an amortization period of 2.1 years.

Activity under the Company’s stock option plans is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value
				(In thousands)

Outstanding at September 30, 2007	4,907,155	$7.13
Options granted	2,514,680	10.39
Options exercised	(442,762)	7.39
Options canceled	(343,667)	10.74

Outstanding at June 30, 2008	6,635,406	7.86

Exercisable at June 30, 2008	2,105,038	$7.79	6.8	$8,315

The 2,514,680 options granted in the nine months ended June 30, 2008 consist of a) 1,250,000 Performance Options granted to the Company’s four most senior executives as approved by the Company’s stockholders on January 2, 2008, b) 356,950 options granted to newly hired employees who were previously employed by BeInSync Ltd. following its acquisition by the Company and c) 907,730 options granted to other newly hired employees and to existing employees in connection with promotions.

The Company had outstanding options of approximately 6.6 million and 5.6 million as of June 30, 2008 and 2007, respectively.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the nine months ended June 30, 2008 and 2007 are $6.95 and $3.98, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the nine months ended June 30, 2008 and 2007 are $3.67 and $2.75, respectively. The total intrinsic value of options exercised for the nine months ended June 30, 2008 and 2007 are $2.6 million and $1.1 million, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-vested stock activity for the three and nine months ended June 30, 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2008		June 30, 2008
	Non-Vested	Weighted Average	Non-Vested	Weighted Average
	Number	Grant-Date	Number	Grant-Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested stock at beginning of period	293,100	$4.91	298,100	$4.92
Granted	—	—	—	—
Vested	—	—	(5,000)	5.38
Forfeited	—	—	—	—

Nonvested stock at June 30, 2008	293,100	$4.91	293,100	$4.91

As of June 30, 2008, $0.8 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 2.3 years.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of the Company’s common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. On June 3, 2008, the parties entered into a binding settlement agreement which fully and finally resolved all disputes with Mr. Jablon. Pursuant to that agreement, the Company made a cash payment to Mr. Jablon in an amount that was immaterial to the Company, in exchange for a stipulated permanent injunction which prohibits Mr. Jablon’s possession, use or disclosure of certain Company information, as well as a full mutual release of all known and unknown claims.

Note 10.	Income Taxes

The Company recorded an income tax provision of $1.2 million and $4.0 million for the three and nine months ended June 30, 2008 as compared to an income tax provision of $1.1 million and $2.4 million for the same periods ended June 30, 2007. The income tax provisions for the nine months ended June 30, 2008 and 2007 were comprised primarily of $2.7 million and $1.2 million, respectively, of foreign income taxes and $1.3 million and $1.2 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan. The provision for the quarters ended June 30, 2008 also includes amounts related to U.S. state income taxes.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision for the quarter was calculated based on the results of operations for the three and nine months ended June 30, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of June 30, 2008, the Company has deferred tax assets of $41.9 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at June 30, 2008 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 has resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of October 1, 2007 is $10.2 million. During the three and nine months ended June 30, 2008, the liability associated with uncertain tax positions increased by $0.9 million and $2.8 million, respectively, which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan.

At October 1, 2007, the Company’s total gross unrecognized tax benefits were $14.9 million, of which $10.2 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $2.8 million for the nine months ended June 30, 2008, of which $2.8 million, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan. Although unrecognized tax benefits for individual tax positions may increase or decrease during fiscal year 2008, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2008 or for the next 12 month period.

The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.3 million of interest and penalties accrued at October 1, 2007. For the nine months ended June 30, 2008, the Company recognized $0.2 million of interest and penalties.

As of June 30, 2008, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years affected by the current transfer pricing policy, an exposure of $12.7 million (tax and interest) exists, which as of June 30, 2008 has been fully reserved.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Business Combination

BeInSync Ltd.

On April 30, 2008, the Company completed its acquisition of 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync is a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The Company acquired BeInSync pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”) entered into on March 26, 2008. Under the terms of the Purchase Agreement, the holders of outstanding shares and vested options of BeInSync were entitled to receive total cash consideration of approximately $17.3 million and 190,000 shares of Phoenix common stock. The common stock issued in the acquisition was valued using the average closing price of Phoenix common stock for the two consecutive trading days before, the day of, and two days after the announcement of the acquisition, which was $15.65 per share.

The results of operations of BeInSync were included in the Company’s consolidated financial statements beginning on the effective date of the acquisition, April 30, 2008. In accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”), the Company allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. We estimated the fair values assigned to intangible assets acquired with the assistance of a third party valuation firm. The fair values assigned to identifiable assets acquired were based on estimates and assumptions determined by the Company.

The estimated purchase price and purchase price allocation, as presented below, represents our best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until fiscal 2009.

A summary of the total purchase price is as follows (in thousands):

Cash	$17,295
Fair value of Phoenix shares	2,985
Estimated direct transaction costs	499

Total estimated purchase price	$20,779

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total purchase price has been allocated as follows (in thousands):

	Purchase Price	Asset
	Allocation	Life

Cash	$79
Account receivables, net	20
Prepaid expenses & other current assets	31
Other assets, non-current	37
Short term loan	(397)
Account payables	(176)
Employee related amounts	(227)
Deferred revenue	(75)
Other accrued liabilities	(876)
Long-term liabilities	(96)

Net liabilities assumed	(1,680)
Identifiable intangible assets acquired:
Trade name and other	429	5 years
Customer relationships	4,758	5 years
Purchased technology	6,010	5 years
Goodwill	11,262

Total estimated purchase price	$20,779

Goodwill.  Of the total preliminary purchase price, $11.3 million was allocated to goodwill which represents the excess of the purchase price over the estimated fair value of the underlying net tangible and intangible assets acquired. This acquisition will allow us to build upon our existing business model while growing the base of products we offer to current customers as well as to new customers. In addition, with the acquisition of BeInSync, we gain a strong team of engineers to help us achieve our product design objectives for the next generation of mobile computing devices. These factors significantly contributed to the determination of the purchase price and the recognition of goodwill.

Purchased identifiable intangible assets.  Of the total preliminary purchase price, $11.2 million was allocated to identifiable intangible assets, including developed technology of $6.0 million, customer relationships of $4.8 million, and trade names of $0.4 million. None of the purchase price was allocated to in-process research and development (“IPR&D”) because at the time of the acquisition, there were no identifiable projects that qualified as IPR&D under the AICPA guidelines for assets acquired in a business combination to be used in research and development. Beginning on the date of acquisition, the Company is amortizing these intangible assets on a straight-line basis over their estimated useful lives of five years.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization for the period from acquisition until June 30, 2008 totaled approximately $373,000. The remaining estimated annual amortization expense through April 30, 2013 is as follows (in thousands):

Expected
Amortization
Expense

Remainder of 2008	$561
Fiscal year ending September 30,
2009	2,239
2010	2,239
2011	2,239
2012	2,239
2013	1,307

Total	$10,824

Pro forma results.  The unaudited pro forma financial information below presents the combined results of operations of the Company and BeInSync as if the acquisition had occurred as of the beginning of the earliest periods presented.

The unaudited pro forma financial information for the three-month period ended June 30, 2008 was derived from a) the Company’s unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2008, which includes BeInSync financial data after April 30, 2008, and b) BeInSync’s unaudited condensed consolidated statement of operations for the one month ended April 30, 3008.

The unaudited pro forma financial information for the three-month period ended June 30, 2007 was derived from a) the Company’s unaudited condensed consolidated statements of operations for the three-month period ended June 30, 2007 and b) BeInSync’s unaudited statements of operations for the three-month period ended June 30, 2007.

The unaudited pro forma financial information for the nine-month period ended June 30, 2008 was derived from a) the Company’s unaudited condensed consolidated statements of operations for the nine-month period ended June 30, 2008, which includes BeInSync financial data after April 30, 2008 and b) BeInSync’s unaudited statements of operations for the seven-month period ended April 30, 2008.

The unaudited pro forma financial information for the nine-month period ended June 30, 2007 was derived from a) the Company’s unaudited condensed consolidated statements of operations for the nine-month period ended June 30, 2007 and b) BeInSync’s unaudited statements of operations for the nine-month period ended September 30, 2007.

The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted-average outstanding common stock of the Company during the periods presented. The 190,000 shares which were included as part of the purchase consideration paid for BeInSync are not included in the number of shares used in the calculation of basic loss per share in accordance with SFAS No. 128 since these shares are contingently issuable.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition that the Company would have reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future consolidated results of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share amounts)

Net revenue	$19,297	$12,657	$53,804	$31,520
Loss from operations	(2,456)	(1,714)	(506)	(16,692)
Net loss	(3,390)	(2,386)	(4,131)	(17,670)
Loss per share:
Basic and diluted	$(0.12)	$(0.09)	$(0.15)	$(0.69)
Shares used in loss per share calculation:
Basic and diluted	27,574	26,001	27,385	25,719

Note 12.	Subsequent Events

On July 1, 2008, the Company completed the previously announced acquisition of TouchStone Software Corporation, a Delaware corporation (“TouchStone”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Phoenix, Andover Merger Sub, Inc., a wholly owned subsidiary of Phoenix (“Merger Sub”) and TouchStone. Under the terms of the Merger Agreement, the Company acquired TouchStone for cash consideration in the amount of $1.48 per TouchStone common share. In addition, each outstanding stock option to purchase a TouchStone security was terminated in exchange for a cash payment to the holders thereof in the amount of the excess, if any, of $1.48 over the applicable exercise price, the total of which was approximately $0.7 million. The total cash consideration, net of cash acquired, is approximately $17.4 million.

The cash consideration for the acquisition of Touchstone was deposited by the Company into escrow on June 30, 2008 so that the exchange agent for the transaction would have the consideration available for distribution upon the closing of the acquisition on July 1, 2008. The cash, though not in the possession of the Company, was still considered an asset of the Company as of June 30, 2008 and is classified under the caption “Escrow deposit” included in “Other assets — current” in the Condensed Consolidated Balance Sheets.

This acquisition will enable the Company to develop a strong online presence and infrastructure for web-based automated service delivery. The Company will offer services based on TouchStone technology to PC OEM’s, ODM’s and their customers, as well as incorporate the technology into its own products. The Company will offer these services under the brand “eSupport.com”, which it acquired with the TouchStone acquisition. The Company is in the process of finalizing the purchase price allocation.

On July 24, 2008, the Company announced it has agreed to acquire all of the outstanding shares of privately held General Software, Inc., a Washington corporation (“General Software”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) by and among Phoenix, General Software, the holder of the outstanding shares of General Software (the “Shareholder”) and the representative of the Shareholder. Under the terms of the Purchase Agreement, the total consideration for the outstanding shares of General Software will be approximately $20.0 million, including liabilities that will be assumed by the Company at closing. The net consideration to be paid to the General Software shareholder will be comprised of 60% cash and 40% Phoenix common stock. The acquisition has been approved by the board of directors of the Company and the board of directors and shareholder of General Software and is subject to customary closing conditions. The Company expects the acquisition to close in the fourth quarter of fiscal year 2008.

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

In addition to licensing its products to OEM and ODM customers, the Company also sells certain of its products directly or indirectly to computer end users, generally delivering such products as subscription based services utilizing web-based delivery capabilities.

The Company derives additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

Phoenix revenues arise from three sources:

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

2. Subscription fees:  revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the web. Primary subscription fee sources include fees charged for back-up, recovery and device management services.

3. Service fees:  revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software deployment, software support, software development and technical training.

Fiscal Year 2008 Third Quarter Overview

The quarter ended June 30, 2008 represents the third quarter of the second year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by the Company’s management in various public statements, called for restoring the Company to positive cash flow within the first year and announcing major new products early in the second year. Having achieved these objectives, the Company informed investors in various public statements that during the balance of fiscal year 2008, management would focus on building out industry partnerships to integrate its new products with the offerings of other hardware and software vendors and on expanding its research and development efforts to assist in these integration initiatives.

The Company’s results for the quarter reflect the success of these management initiatives and hence reflect a substantial improvement over the equivalent quarter in the prior year with revenues increasing by approximately 53%. Similarly, total expenditures (including operating expenses and costs of goods sold) increased by approximately 54%, reflecting the Company’s support for its new product initiatives and certain expenses associated with the Company’s strategic initiatives.

During the quarter ended June 30, 2008, the Company reported stock compensation expense under SFAS No. 123(R) which included stock options granted to the Company’s four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Amortization of the value of the Performance Options began during the quarter ended March 31, 2008 and there were no similar charges in prior periods. Total expense recognized in the quarter ended June 30, 2008 from the Performance Options was $1.9 million. (Of this total, $1.3 million is classified as general and administrative expense, $0.4 million is classified as research and development expense and $0.2 million is classified as sales and marketing expense.)

The Company achieved strong positive net cash flow from operations during the quarter, bringing cash flow from operations to $17.0 million for the nine months ended June 30, 2008, a substantial improvement from the comparable period in the prior year, when the Company had negative net cash flow from operations of $6.4 million. This improvement is the combined effect of the Company’s improved operating results and its improved terms of trade with customers, which resulted from the Company’s new pricing policies and sales practices.

During the first quarter of fiscal year 2007, the Company had made significant changes in its pricing policies and sales practices and the Company’s revenues for the quarter ended June 30, 2008 reflect the continuing success of these initiatives. During the third quarter of fiscal year 2008, the Company executed additional significant long term volume purchase agreements (“VPAs”) with several of its major customers. Combined with the effect of other similar agreements executed since June 30, 2007, the Company has achieved both a 20% increase in its deferred revenue balances and a 111% increase in its unbilled backlog of VPA agreements. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. The Company’s total order backlog increased by 70% from $26.1 million at June 30, 2007 to $44.4 million at June 30, 2008.

On May 1, 2008, the Company announced the completion of its previously announced acquisition of BeInSync Ltd., an Israeli-based provider of an all-in-one solution that allows users to backup, synchronize, share and access their data online. On April 10, 2008, the Company also announced it had agreed to acquire TouchStone Software Corporation, a US-based provider of computer diagnostics and PC update technology. The transaction was approved by the Touchstone shareholders on June 25, 2008 and was completed on July 1, 2008.

During the quarter ended June 30, 2008 the Company continued its active recruitment of additional personnel, particularly in research and development. As a result, and including the effect of the acquisition of BeInSync, the Company has increased its total workforce from 371 employees at March 31, 2008 to 423 at June 30, 2008.

Total revenues for the third quarter ended June 30, 2008 increased by 53%, or $6.7 million, to $19.3 million, from $12.6 million for the third quarter of fiscal year 2007. The increase in revenues was principally attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in earlier periods as a result of having previously purchased fully paid-up licenses. The Company ceased the use of fully paid-up licenses in favor of VPA licenses in September 2006.

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

The Company’s revenues for the third quarter ended June 30, 2008 include revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts or amendments thereto, were no longer authorized to continue to deploy the products covered by those licenses.

Gross margins for the third quarter ended June 30, 2008 were $16.5 million, a 62% increase, from gross margins of $10.2 million during the same period in fiscal year 2007. This increase resulted from the increase in revenues described above, combined with a lower rate of growth in the total cost of goods and services, which was principally the result of cost management initiatives in the Company’s customer service activities.

Operating expenses for the third quarter ended June 30, 2008 were $18.4 million, an increase of 62% from $11.4 million for the same period in fiscal year 2007. Of the $7.0 million increase, $1.9 million was due to stock based compensation expense resulting from the grant of the Performance Options approved by the Company’s stockholders on January 2, 2008, $1.7 million was due to increased use of consultants, $2.4 million was due to higher salary and benefits principally as a result of increased headcount, and $1.0 million was due to increased administration and other expenses.

During the third fiscal quarter of 2008, the Company experienced lower interest and other income and higher tax expense as compared to the same period in fiscal year 2007. The $0.2 million lower interest and other income was driven by lower interest rates despite higher average invested cash balances. The increase in tax expense was principally associated with higher revenue and related taxes in Taiwan.

The Company experienced a net loss of $2.8 million for the quarter ended June 30, 2008, compared to a net loss of $1.8 million for the same period in fiscal year 2007. As described above, this $1.0 million increase in net loss was principally the result of the $6.7 million increase in reported revenues offset by a $0.4 million increase in costs of revenues, a $7.0 million increase in operating expenses, a $0.2 million reduction in interest, and other income and a $0.1 million increase in tax expense.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended June 30, 2008 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, other than the impact of our adoption of the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which affected the Company’s accounting for income taxes. On October 1, 2007, the Company adopted the provisions of FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold shall be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Results of Operations

The following table sets forth, for the periods indicated, certain amounts included in the Company’s condensed consolidated statements of operations, the relative percentages that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage change in those amounts from period to period (in thousands, except percentages):

				Percent of Consolidated Revenue
Three Months Ended June 30:	2008	2007	% Change	2008	2007

Revenues	$19,276	$12,580	53%	100%	100%
Cost of revenues	2,733	2,345	17%	14%	19%

Gross margin	16,543	10,235	62%	86%	81%
Research and development	8,397	5,204	61%	44%	41%
Sales and marketing	3,245	2,554	27%	17%	20%
General and administrative	6,708	3,615	86%	35%	29%
Restructuring	67	(14)	N/A	—	—

Total operating expenses	18,417	11,359	62%	96%	90%
Loss from operations	$(1,874)	$(1,124)

				Percent of Consolidated
				Revenue
Nine Months Ended June 30:	2008	2007	% Change	2008	2007

Revenues	$53,700	$31,352	71%	100%	100%
Cost of revenues	6,563	7,377	(11)%	12%	24%

Gross margin	47,137	23,975	97%	88%	76%
Research and development	20,069	14,056	43%	37%	45%
Sales and marketing	8,885	9,399	(5)%	17%	30%
General and administrative	16,221	12,254	32%	30%	39%
Restructuring	180	3,082	(94)%	—	10%

Total operating expenses	45,355	38,791	17%	84%	124%
Income (loss) from operations	$1,782	$(14,816)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues by geographic region for the three months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
Three Months Ended June 30:	2008	2007	% Change	2008	2007

North America	$3,202	$1,625	97%	16%	13%
Japan	4,391	2,224	97%	23%	18%
Taiwan	10,356	7,281	42%	54%	58%
Other Asian countries	920	1,193	(23)%	5%	9%
Europe	407	257	58%	2%	2%

Total revenues	$19,276	$12,580	53%	100%	100%

Total revenues for the three months of fiscal year 2008 increased by $6.7 million, or 53%, compared to the same period in fiscal year 2007. Revenues for the three months of fiscal year 2008 for most regions increased over the same period in fiscal year 2007. Significant increases in Japan, North America, and Taiwan regions were attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in the prior period as a result of having previously purchased fully paid-up licenses.

Revenues for the three months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007

Three Months Ended June 30:
License revenues	$16,883	$10,678	58%	88%	85%
Subscription revenues	20	—	N/A	—	—
Service revenues	2,373	1,902	25%	12%	15%

Total revenues	$19,276	$12,580	53%	100%	100%

License fees for the three months of fiscal year 2008 were $16.9 million, an increase of 58%, from revenues of $10.7 million for the same period in fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters and the success of the Company’s initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

In the first three quarters of fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by the Company. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the third quarter of fiscal 2008, total order backlog was approximately $44.4 million, an increase of 70%, or $18.3 million, from the $26.1 million balance at June 30, 2007. The Company expects to recognize this $44.4 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.

The $44.4 million order backlog as of June 30, 2008 is composed of $30.4 million of unbilled VPA commitments and $14.0 million of deferred revenue. Unbilled VPA commitments increased 111%, or $16.0 million, from the $14.4 million balance at June 30, 2007 while deferred revenue increased 20%, or $2.3 million, from the $11.7 million balance at June 30, 2007. The increases in unbilled VPA commitments and deferred revenue reflect the combined effect of overall business growth and the Company’s decision at the beginning of fiscal year 2008 to enter into certain agreements with major customers that extend for periods greater than one year.

The Company also ended the third quarter with a deferred revenue balance of $14.0 million, an increase of 20%, or $2.3 million, from the $11.7 million balance at June 30, 2007. The increase in deferred revenue reflects the combined effect of overall business growth and the Company’s decision at the beginning of fiscal year 2008 to enter into certain agreements with major customers that extend for periods greater than one year.

As a percentage of total revenues, license fees were 88% for the three months ended June 30, 2008, versus 85% for the same period in fiscal year 2007. This increase is principally attributable to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters in lieu of paid-up license arrangements and the relatively smaller growth in service revenues as discussed below.

During the three months ended June 30, 2008, the Company recognized its first subscription fee revenues which principally resulted from the completion during the quarter of its acquisition of BeInSync, which provides subscription based services to its customers. The Company had no similar revenue in prior periods.

Service fees for the three months ended June 30, 2008 were $2.4 million, an increase of $0.5 million, or 25%, from $1.9 million for the same period in fiscal year 2007. As a percentage of total revenues, service fees were 12% in the three months of fiscal year 2008 versus 15% for the same period in fiscal year 2007. The increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues is principally a result of greater revenues attributable to VPA licenses.

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license costs, service costs, subscription costs and amortization of purchased intangibles. License costs are primarily third party royalty fees, electronic product fulfillment costs, and the costs of product labels for customer use. Service costs include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs. Subscription costs are primarily hosting fees associated with customer data, product fulfillment costs and personnel-related expenses such as salaries associated with post-sales customer support costs.

Cost of revenues increased by 17% from $2.3 million in the three months ended June 30, 2007 to $2.7 million in the three months ended June 30, 2008. Cost of revenues associated with license fees declined by 11%, from approximately $201,000 to $179,000. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees increased by 19%, from $1.8 million to $2.2 million. This increase is attributable to higher headcount, higher payroll and related benefit expenses and increased use of outsourced engineering services. Amortization of purchased intangibles increased from $0.3 million in the three months of fiscal year 2007 to $0.4 million in the three months of fiscal year 2008, and was principally associated with the commencement of amortization of new intangible assets acquired in the acquisition of BeInSync Ltd.

Gross margin percentages increased from 81% of total revenues for the three months ended June 30, 2007 to 86% of total revenues for the same period in fiscal year 2008. Gross margins for the three months ended June 30, 2008 were $16.5 million, a 62% increase from gross margins of $10.2 million in the three months of fiscal year 2007. These improvements were principally due to the increase in overall revenues and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment.

Research and development expenses increased by 61% to $8.4 million for the three months ended June 30, 2008, from $5.2 million for the same period in fiscal year 2007. As a percentage of revenues, research and development expenses increased from 41% in the three months ended June 30, 2007 to 44% in the three months ended June 30, 2008.

The $3.2 million increase in research and development expense for the three months ended June 30, 2008 versus the same period in the fiscal year 2007 was principally due to increased payroll and related benefit expenses of $1.4 million associated with increases in the number of engineering and engineering management personnel from 181 to 249; increased stock-based compensation expense of $0.6 million due in part to the grant of the Performance Options; increased consulting costs of $1.0 million due to the use of additional consultants for recruiting and new product development; and the net cost of facilities and other expenses of $0.2 million.

While revenue has increased significantly from the prior year, increased research and development spending, principally associated with our new products has resulted in the 3 percentage point increase in research and development expense as a percentage of revenues.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, commissions, travel and entertainment, facilities and IT support costs, promotional expenses (marketing and sales literature) and marketing programs, including advertising, trade shows and channel development including web based marketing. Sales and marketing expenses also include costs relating to technical support personnel associated with pre-sales activities such as performing product and technical presentations and answering customers’ product and service inquiries.

Sales and marketing expenses increased by 27% to $3.2 million for the three months ended June 30, 2008, from $2.6 million for the same period in fiscal year 2007. As a percentage of revenues, sales and marketing expenses decreased from 20% in the three months ended June 30, 2007 to 17% in the three months ended June 30, 2008.

The $0.7 million increase in sales and marketing expenses for the three months ended June 30, 2008 versus the same period in fiscal 2007 was principally due to increased payroll and related benefit expenses of $0.4 million, increased use of consultants and outsourced recruiting efforts of $0.3 million, increased stock-based compensation expense of $0.2 million principally due to the January 2, 2008 grant of the Performance Options as well as increased bonus expense of $0.1 million. These increases were partly offset by lower facilities and other expenses of $0.3 million.

The 3 percentage point reduction in sales and marketing expenses as a percentage of revenues is the result of the Company’s revenues having increased at a faster rate than the increase in sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses increased by 86% to $6.7 million for the three months ended June 30, 2008 from $3.6 million for the same period in fiscal year 2007. As a percentage of revenues, general and administrative expenses increased from 29% in the three months ended June 30, 2007 to 35% in the three months ended June 30, 2008.

The $3.1 million increase in general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in fiscal year 2007 was due in part to a $1.5 million increase in stock-based compensation expense which primarily resulted from the grant to executives of the Performance Options approved by stockholders on January 2, 2008. In addition, use of consultants, professional services and outsourced recruiting services increased by $0.9 million and administration and other expenses increased by $0.7 million.

While revenue has increased significantly from the prior year, general and administrative expense as a percentage of sales increased 6 percentage points primarily as a result of the increased spending described above.

Interest and Other Income

Interest and other income consists primarily of a) interest income earned on cash, cash equivalents and marketable securities, b) foreign exchange gains and losses on asset and liability balances as they are re-measured due to changes in the rates of exchange between the US dollar and foreign currencies, and c) gains and losses on disposal of assets.

The Company earned income of $0.3 million in interest and other income for the three months ended June 30, 2008 as compared to income of $0.5 million for the same period in fiscal year 2007. This decrease was primarily due to lower interest rates despite higher average cash balances for the three months ended June 30, 2008 as compared to the corresponding period in the prior year.

Provision for Income Taxes

The Company recorded an income tax provision of $1.2 million for the three months ended June 30, 2008, an increase of approximately 9% from the provision of $1.1 million recorded for the same period in fiscal year 2007.

The increase in the provision is primarily due to an increase in pretax income in the jurisdictions which the Company operates. The increase in the provision is made up of a $0.2 million increase in foreign withholding taxes principally associated with the Company’s operations in Taiwan and $0.1 million decrease in U.S. alternative minimum tax.

Of the $1.2 million income tax provision for the three months ended June 30, 2008, $0.9 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions.

The income tax provision for the quarter was calculated based on the results of operations for the three months ended June 30, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction such income will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

Nine months Ended June 30, 2008 Compared to Nine months Ended June 30, 2007

Revenues

Revenues by geographic region for the nine months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
Nine Months Ended June 30:	2008	2007	% Change	2008	2007

North America	$9,793	$4,442	120%	18%	14%
Japan	10,056	5,219	93%	19%	17%
Taiwan	29,811	18,452	62%	55%	59%
Other Asian countries	3,024	2,391	26%	6%	7%
Europe	1,016	848	20%	2%	3%

Total revenues	$53,700	$31,352	71%	100%	100%

Total revenues for the nine months of fiscal year 2008 increased by $22.3 million, or 71%, compared to the same period in fiscal year 2007. Revenues for the nine months of fiscal year 2008 for all regions increased over the same period in fiscal year 2007. Significant increases for all regions were attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in the prior period as a result of having previously purchased fully paid-up licenses.

Revenues for the nine months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
Nine Months Ended June 30:	2008	2007	% Change	2008	2007

License revenues	$47,110	$26,077	81%	88%	83%
Subscription revenues	20	—	N/A	—	—
Service revenues	6,570	5,275	25%	12%	17%

Total revenues	$53,700	$31,352	71%	100%	100%

License fees for the nine months of fiscal year 2008 were $47.1 million, an increase of 81%, from revenues of $26.1 million in the same period in fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous quarters and the success of the Company’s initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

In the first nine months of fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by the Company.

During the nine months ended June 30, 2008, the Company recognized its first subscription fee revenues which principally resulted from the completion during the quarter of its acquisition of BeInSync, which provides subscription based services to its customers. The Company had no similar revenue in prior periods.

Service fees for the nine months ended June 30, 2008 were $6.6 million, an increase of $1.3 million, or 25%, from $5.3 million for the same period in fiscal year 2007. As a percentage of total revenues, service fees were 12% in the nine months of fiscal year 2008 versus 17% for the same period in fiscal year 2007. The increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues is principally a result of greater revenues attributable to VPA licenses.

Cost of Revenues and Gross Margin

Cost of revenues decreased by 11% from $7.4 million in the nine months ended June 30, 2007 to $6.6 million in the nine months ended June 30, 2008. Cost of revenues associated with license fees declined by 39%, from $0.7 million to $0.4 million. This decline in costs associated with license fees is principally due to the Company’s product strategy shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees declined by 2%, principally as a result of increased department efficiencies. Amortization of purchased intangibles was reduced from $0.9 million in the nine months of fiscal year 2007 to $0.4 million in the nine months of fiscal year 2008, principally as a result of earlier write-downs of the related assets during fiscal year 2007, offset by the commencement of amortization of new intangible assets acquired in the acquisition of BeInSync Ltd.

Gross margin percentages increased from 76% of total revenues for the nine months ended June 30, 2007 to 88% of total revenues for the same period in fiscal year 2008. Gross margins for the nine months ended June 30, 2008 were $47.1 million, a 97% increase from gross margins of $24.0 million in the same period in fiscal year 2007. These improvements were principally due to the reductions in the cost of revenues as described above combined with the increase in overall revenues and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses increased by 43% to $20.1 million for the nine months ended June 30, 2008, from $14.1 million for the same period in fiscal year 2007. As a percentage of revenues, research and development expenses decreased from 45% in the nine months ended June 30, 2007 to 37% in the nine months ended June 30, 2008.

The $6.0 million increase in research and development expense for the nine months ended June 30, 2008 versus the same period in fiscal year 2007 was principally due to: increased payroll and related benefit expenses of $2.0 million associated with increases in the number of engineering and engineering management personnel; increased stock-based compensation expense of $1.2 million due in part to the grant of the Performance Options; increased consulting costs of $2.0 million due to the use of additional consultants for recruiting and new product development; higher corporate bonuses of $0.4 million; and the net cost of facilities and other expenses of $0.4 million.

The 8 percentage point reduction in research and development expense as a percentage of revenues was principally the result of the Company’s revenues having increased at a faster rate than the increase in R&D costs described above.

Sales and Marketing Expenses

Sales and marketing expenses were reduced by 5% to $8.9 million for the nine months ended June 30, 2008 from $9.4 million for the same period in fiscal year 2007. As a percentage of revenues, sales and marketing expenses decreased from 30% in the nine months ended June 30, 2007 to 17% in the nine months ended June 30, 2008.

The $0.5 million decrease in sales and marketing expenses for the nine months ended June 30, 2008 versus the same period in fiscal 2007 was principally due to decreased payroll and related benefit expenses of $0.6 million and lower facilities and other expenses of $0.9 million offset by increased stock-based compensation expense of $0.3 million, principally due to the January 2, 2008 grant of the Performance Options, increased bonus expense of $0.4 million, and increased costs of consultants and outsourced recruiting services amounting to $0.3 million.

The 13 percentage point reduction in sales and marketing expenses as a percentage of revenues is the result of the Company’s revenues having increased significantly while sales and marketing expenses decreased as described above.

General and Administrative Expenses

General and administrative expenses increased by 32% to $16.2 million for the nine months ended June 30, 2008 from $12.3 million for the same period in fiscal year 2007. As a percentage of revenues, general and administrative expenses decreased from 39% in the nine months ended June 30, 2007 to 30% in the nine months ended June 30, 2008.

The $4.0 million increase in general and administrative expenses for the nine months ended June 30, 2008 as compared to the same periods in fiscal year 2007 was due principally to a $2.8 million increase in stock-based compensation which included the effect of the Performance Options and a $0.2 million increase in corporate bonus expense. In addition to these increases facilities and other expenses were higher by $1.0 million.

The 9 percentage point reduction in general and administrative expenses as a percentage of revenues is the result of the Company’s revenues having increased at a faster rate than the increase in general and administrative expenses described above.

Interest and Other Income

Interest and other income decreased to $0.6 million for the nine months ended June 30, 2008 as compared to $1.5 million for the same period in fiscal year 2007. The $0.9 million decrease was principally due to foreign exchange losses which were driven by deterioration in fiscal 2008 of the exchange rate between the U.S. Dollar and the New Taiwan Dollar.

Provision for Income Taxes

The Company recorded an income tax provision of $4.0 million for the nine months ended June 30, 2008, an increase of 66%, as compared to the provision of $2.4 million recorded for the nine months ended June 30, 2007. The increase is primarily due to an increase in pretax income in the jurisdictions which the Company operates. The increase in the provision is principally due to a $1.6 million increase in foreign income taxes principally associated with the Company’s operations in Taiwan.

Of the $4.0 million income tax provision for the nine months ended June 30, 2008, $2.1 million was attributed to the increase in FIN 48 liabilities associated with uncertain tax positions.

The income tax provision for the quarters was calculated based on the results of operations for the nine months ended June 30, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction such income will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.

Financial Condition

At June 30, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $46.1 million, compared to cash, cash equivalents and marketable securities totaling $58.8 million at June 30, 2007.

During the nine months ended June 30, 2008, cash decreased by $16.6 million mainly as a result of investing activities totaling $38.4 million which were composed of a) $17.7 million that the Company paid for the April 30, 2008 acquisition of BeInSync, b) $18.7 million that the Company paid into escrow for the July 1, 2008 acquisition of TouchStone, and c) $2.0 million for investment in property and equipment. Cash used in these investing activities was partly offset by $17.0 million of cash provided by operating activities and $4.7 million of cash provided by financing activities. Cash from operating activities resulted from a net loss of $1.7 million which was offset by non-cash charges of $8.3 million for stock-based compensation and $1.9 million for depreciation and amortization as well as a $4.3 million increase in taxes payable, a $2.8 million reduction in accounts receivable, and $1.4 million from other items. Cash from financing activities was due to the Company’s receipt of $4.7 million from stock purchases under stock option and stock purchase plans.

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

Commitments

As of June 30, 2008, we had commitments for $7.5 million under non-cancelable operating leases ranging from one to ten years. The operating lease obligations include a net lease commitment for the Irvine, California location of $1.0 million, after sublease income of $0.5 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated but for which we continue to have lease obligations and intend to sublease and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 3 to the Condensed Consolidated Financial Statements for further information on the Company’s restructuring plans.

As of June 30, 2008, we had a non-current liability of $13.1 million which was associated primarily with the accrual of income taxes on our operations in Taiwan.

Outlook

On July 1, 2008, the Company completed the previously announced acquisition of TouchStone Software Corporation, a Delaware corporation (“TouchStone”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Phoenix, Andover Merger Sub, Inc., a wholly owned subsidiary of Phoenix (“Merger Sub”) and TouchStone. Under the terms of the Merger Agreement, the Company acquired TouchStone for cash consideration in the amount of $1.48 per share per TouchStone common share. In addition, each outstanding stock option to purchase a TouchStone security was terminated in exchange for a cash payment to the holders thereof in the amount of the excess, if any, of $1.48 over the applicable exercise price, the total of which was approximately $0.7 million. The total cash consideration, net of cash acquired, is approximately $17.4 million.

On July 24, 2008, the Company announced it has agreed to acquire all of the outstanding shares of privately held General Software, Inc., a Washington corporation (“General Software”), pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) by and among Phoenix, General Software, the holder of the outstanding shares of General Software (the “Shareholder”) and the representative of the Shareholder. Under the terms of the Purchase Agreement, the total consideration for the outstanding shares of General Software will be approximately $20.0 million, including liabilities that will be assumed by the Company at closing. The net consideration to be paid to the General Software shareholder will be comprised of 60% cash and 40% Phoenix common stock. The acquisition has been approved by the board of directors of the Company and the board of directors and shareholder of General Software and is subject to customary closing conditions. The Company expects the acquisition to close in the fourth quarter of fiscal year 2008.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

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

Jablon v. Phoenix Technologies Ltd.  On November 7, 2006, David P. Jablon filed a Demand for Arbitration with the American Arbitration Association (under its Commercial Arbitration Rules) pursuant to the arbitration provisions of a certain Stock Purchase Agreement dated February 16, 2001, by and among Phoenix Technologies Ltd., Integrity Sciences, Incorporated (“ISI”) and David P. Jablon (the “ISI Agreement”). The Company acquired ISI from Mr. Jablon (the sole shareholder) pursuant to the Agreement. Mr. Jablon has alleged breach of the earn-out provisions of the ISI Agreement, which provide that Mr. Jablon will be entitled to receive 50,000 shares of the Company’s common stock in the event certain revenue milestones are achieved from the sale of certain security-related products by the Company. The dispute relates to the calculation of the achievement of such milestones and whether Mr. Jablon is entitled to receive the 50,000 shares. On November 21, 2006, the Company was formally served with a demand for arbitration in this case. On June 3, 2008, the parties entered into a binding settlement agreement which fully and finally resolved all disputes with Mr. Jablon. Pursuant to that agreement, the Company made a cash payment to Mr. Jablon in an amount that was immaterial to the Company, in exchange for a stipulated permanent injunction which prohibits Mr. Jablon’s possession, use or disclosure of certain Company information, as well as a full mutual release of all known and unknown claims.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2008, the Company completed its previously announced acquisition of BeInSync Ltd., a privately-held company incorporated under the laws of the State of Israel (“BeInSync”), pursuant to the terms of the Share Purchase Agreement (the “Purchase Agreement”) entered into on March 26, 2008. Under the terms of the Purchase Agreement, the holders of outstanding shares and vested options of BeInSync received total cash consideration of approximately $17.3 million and will be entitled to receive up to approximately 190,000 shares of Phoenix common stock, which were deposited into an escrow account on April 30, 2008. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”), and Regulation S under the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

10.1	Director Compensation Plan effective as of April 1, 2008.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
President and Chief Executive Officer

Date: July 31, 2008

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date: July 31, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Director Compensation Plan effective as of April 1, 2008.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.