Form 10-K
period 2008-09-30
PHOENIX TECHNOLOGIES LTD
filed 2008-11-19
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2008 was $281,411,766 based upon the last reported sales price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 17, 2008 was 28,807,400.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2008 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our acquisition activities; plans to improve and enhance existing products; plans to develop and market new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K include the factors described in the section of this Form 10-K entitled “Item 1A-Risk Factors.” These factors include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to achieve profitability and maintain positive cash flow from operations; our ability to meet our capital requirements in the long-term; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our Core System Software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; our ability to generate additional capital on terms acceptable to us; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; fluctuations in our operating results; the effects of any software viruses or other breaches of our network security; our ability to convert free users to paid customers and retain customers for our subscription services; storage of confidential customer information; our ability to effectively manage our rapid growth; defects or errors in our products and services; consolidation in the industry we operate in; internet infrastructure; risk associated with usage of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; and changes in our effective tax rates. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The majority of our revenues come from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers (“PCs”), servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware. We believe that our products are incorporated into over 125 million computing devices each year, making us the global market share leader in the CSS sector.

We also design, develop and support software products and services that provide the users of personal computers with enhanced device utility, reliability and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen, offerings which provide backup, sharing, and synchronization of files and data, and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, service providers and individuals, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

In addition to licensing our products to OEM and ODM customers, we also sell certain of our products directly or indirectly to computer end users, generally delivering such products as subscription based services utilizing web-based delivery capabilities.

We derive additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

We were incorporated in the Commonwealth of Massachusetts in September 1979, and was reincorporated in the State of Delaware in December 1986. Our headquarters are in Milpitas, California. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, the telephone number at that location is +1 (408) 570-1000 and our website is www.phoenix.com.

Products

Described below are certain selected products and services we offer.

Phoenix Core Systems Software

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

Phoenix TrustedCore

Phoenix TrustedCoreTM is the predecessor to SecureCore and was the leading product from our CSS product group until the launch of SecureCore during fiscal year 2007. Customers can continue to purchase TrustedCore object licenses and source code to support older versions of processors in their new and existing products.

Phoenix Award

The Phoenix Award CSS product group supports fast time to market for high-volume PC and digital device electronics design and manufacturing companies. Typically these manufacturers operate on short design and product life cycles. We believe the Phoenix Award product group delivers the standards-based features, simplicity and small code size necessary for this dynamic market segment. Our Phoenix Award CSS product group consists of both our AwardCoreTM CSS product group and our legacy Award BIOSTM product group. Our customers can continue to purchase Award BIOS object licenses and source code to support older versions of processors in their new and existing products.

Developments in Core System Software

In recent years, the personal computing industry has been migrating to a new overall design concept for the standardization of Core System Software. This standardization concept was initially pioneered by Intel Corporation (“Intel”) with its Extensible Firmware Interface (“EFI”), created for CSS support of the Itanium processor, and the Platform Innovation Framework. Intel’s initial implementation of EFI has continued to evolve in recent years and this overall design concept is now supported by a wide industry consortium called the Unified EFI Forum, Inc., which includes Microsoft Corporation, Intel, Advance Micro Devices, Inc. (“AMD”), Phoenix and others. Under this design concept, firmware has become more modular and standardized than it had been in the past. As a result, computer processor providers are now able to deliver hardware drivers that can be easily integrated into the CSS by both independent BIOS vendors and computer OEMs and ODMs. In addition, due to the standardization of the interfaces, individual developers can also build add-ons or plug-ins to standard interface specifications and deliver products that may be incorporated with firmware platforms from a variety of vendors. Vendor support of these new design concepts and industry standards eases the burden of continually porting features and customizations to new hardware and personal computer designs.

The current Phoenix SecureCore architecture incorporates these philosophies, and hence supports various device drivers and value-added service offerings known as add-ons and plug-ins that we and others may sell in the future.

Phoenix EmbeddedBIOS

Phoenix EmbeddedBIOSTM consists of a specialized version of our CSS product line specifically tailored for the embedded market. The solution includes the firmware and tools necessary for solution providers in key embedded vertical markets to quickly bring up their platforms and bring their products to market. We believe it uniquely addresses their needs which include support for a wide variety of target devices and extreme flexibility within a powerful software development environment.

Services and Solutions

Phoenix’s service and solution products include:

Phoenix BeInSync

The Phoenix BeInSyncTM service offering is an all-in-one solution that allows users to backup, synchronize, share and access their data online. The solution consists of a software agent that resides on the PC, and an online storage repository. The agent enables users to set backup and synchronization policies that determine which data to backup online, and which data to synchronize with another agent-enabled PC. Once the data is online, users can access it remotely, or share it with others.

Phoenix eSupport

eSupportTM consists of a collection of Web sites and PC diagnostic software products designed to detect and fix the typical problems encountered by users during normal use of their computers. The software products include DriverAgentTM which detects out of date device drivers, RegistryWizardTM which detects and corrects problems with the Windows Registry, and BIOS Agent PlusTM which identifies and updates the BIOS software. The solutions consist of a software component and an online database. The software is accessed and downloaded from one of the eSupport Web sites. It scans the information on the computer, and then compares the results of the scan with its database and provides the user with recommendations on how to repair any issues it finds.

Phoenix New Products

Phoenix FailSafe

The Phoenix FailSafeTM service is an advanced theft-loss protection and prevention solution for mobile PCs. The FailSafe solution consists of an embedded tamper-resistant agent that resides in the mobile device and a network connected secure communications center (“SCC”). The SCC enables users to set policies for their mobile devices and then monitors those devices to detect and prevent violations of those policies. Optional features of this service include the ability for users to encrypt data on the mobile device as well as to retrieve or remove information from the device remotely.

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

Substantially all of our revenues in fiscal years 2008, 2007 and 2006 were derived from sales of CSS products and related services.

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

Our products and services are sold directly to larger OEMs and ODMs of PCs and of embedded systems, many of which are global technology leaders. These include:

Original Equipment Manufacturers

Dell Inc.	International Business Machines Corporation	Samsung Electronics Co. Ltd.
Foxconn Electronics Inc.	LG Electronics Inc.	Sharp Corporation
Fujitsu Ltd.	Lenovo (Singapore) Pte. Ltd.	Sony Corporation
Fujitsu Siemens Computers GmbH	Matsushita Electric Industrial Co., Ltd.	Toshiba Corporation
Hewlett-Packard Company	NEC Corporation

Original Design Manufacturers	Motherboard Manufacturers	Non-PC Systems

Arima Computer Corporation	ASUSTeK Computer Inc.	Motorola, Inc.
Compal Electronics Inc.	Elitegroup Computer Systems Co., Inc.	NEC Corporation
Inventec Corporation	Giga-byte Technology Co., Ltd.	Taito Corporation
Quanta Computer, Inc.	Micro-Star International Co., Ltd.	Cisco Systems, Inc.
Wistron Corporation

Significant Customers

Quanta Computer, Inc. and Lenovo (Singapore) Pte. Ltd. accounted for 18% and 14%, respectively, of the Company’s total revenues in fiscal year 2008. Quanta Computer, Inc. accounted for 18% of the Company’s total revenues in fiscal year 2007. Fujitsu Ltd. accounted for 12% of the Company’s total revenues in fiscal year 2006. No other customer accounted for more than 10% of total revenues in fiscal years 2008, 2007 or 2006.

International Sales and Activities

Revenues derived from international sales comprise a majority of total revenues. During fiscal years 2008, 2007 and 2006, $60.6 million, or 82%, $39.4 million, or 84%, and $54.1 million, or 89%, of total revenues for each of the respective years were derived from sales outside of the U.S. See Note 8 — Segment Reporting to the Consolidated Financial Statements for information relating to revenues by geographic area. We have international sales and engineering offices in Japan, Korea, Taiwan, China and India. Almost all of our license fees and royalty contracts are U.S. dollar denominated; however, we do enter into non-recurring engineering (“NRE”) service contracts in Japan in the local currency.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in China, Taiwan and India. Approximately 63%, or 320, of our employees are located outside of the U.S. as of September 30, 2008.

Competition

The Company competes for sales primarily with in-house research and development (“R&D”) departments of PC and component manufacturers such as Dell Inc. (“Dell”), Hewlett-Packard Company (“Hewlett-Packard”), Toshiba Corporation (“Toshiba”), Apple Inc. (“Apple”) and Intel. These manufacturers may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than we do. We believe that OEM and ODM customers often license our CSS products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features; (2) easily leverage the additional value of our other software solutions; (3) improve time to market; (4) reduce product development risks; (5) minimize product development and support costs; and/or (6) enhance compatibility with the latest industry standards.

The Company also competes for sales with other independent suppliers, including American Megatrends Inc., a privately held U.S. company, and Insyde Software Corp., a public company based and listed in Taiwan.

Product Development

The Company constantly seeks to develop new products and services, maintain and enhance our current product lines and service offerings, maintain technological competitiveness and meet continually changing customer and market requirements. Our research and development expenditures in fiscal years 2008, 2007 and 2006 were $29.7 million, $19.2 million and $22.9 million, respectively. All of our expenditures for research and development have been expensed as incurred. As of September 30, 2008, the Company’s research and development and customer engineering group included 370 full-time employees, or 73% of our total workforce.

Intellectual Property and Other Proprietary Rights

The Company relies primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in our technology. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where there is a potential market for our products. As of September 30, 2008, we have been issued 79 patents in the United States and have 41 patent applications in process in the U.S. Patent and Trademark Office. On a worldwide basis, we have been issued 159 patents with respect to our product offerings and have 136 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. There can be no assurance that any of these patents would be upheld as valid if challenged. Of the key patents and copyrights that are most closely tied to our product offerings, none are set to expire within the next eight years.

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

In recent years, there has been a marked increase in the number of patents applied for and issued with respect to software products. Although we believe that our products and services do not infringe on any patents, copyright or other proprietary rights of third parties, we have no assurance that third parties will not obtain, or do not have, intellectual property rights covering features of our products or services, in which event we or our customers might be required to obtain licenses to use such features. If an intellectual property rights holder refuses to grant a license on reasonable terms or at all, we may be required to alter certain of our products or services or stop marketing them.

Employees

As of September 30, 2008, we employed 510 full-time employees worldwide, of whom 370 were in research and development and customer engineering, 64 were in sales and marketing, and 76 were in general administration. Other than in Nanjing, China, where our employees have formed a trade union in accordance with local laws and regulations, our employees are not represented by any labor organizations. We have never experienced a work stoppage and we consider our employee relations to be satisfactory.

Executive Officers of the Company

The executive officers of the Company serve at the discretion of the Board of Directors of the Company. As of the filing date of this Form 10-K, the executive officers of the Company are as follows:

Name	Age	Position

Woodson Hobbs	61	President and Chief Executive Officer
Richard Arnold	60	Chief Operating Officer and Chief Financial Officer
Dr. Gaurav Banga	36	Senior Vice President, Engineering and Chief Technology Officer
David Gibbs	51	Senior Vice President and General Manager, Worldwide Field Operations
Timothy Chu	35	Vice President, General Counsel and Secretary

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

Dr. Banga joined the Company as Chief Technology Officer in October 2006 and was appointed Senior Vice President, Engineering in November 2006. Prior to joining the Company, he was vice president of product management at Intellisync (and at Nokia Corp., after its acquisition of Intellisync), responsible for all client-side products. Before Intellisync, Dr. Banga was co-founder and chief executive officer of PDAapps, the creator of VeriChat, a mobile instant messaging solution. PDAapps was acquired by Intellisync in 2005. From 1998 to 2003, Dr. Banga was a senior engineer at Network Appliance. Dr. Banga holds a B.Tech. in computer science and engineering from the Indian Institute of Technology, Delhi, as well as M.S. and Ph.D. degrees in computer science from Rice University.

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

Mr. Chu joined the Company in April 2007 as Vice President, General Counsel and Secretary. Prior to Phoenix, Mr. Chu served as Director of Corporate Legal Affairs at Solectron Corporation, a leading global provider of supply chain and electronics manufacturing solutions, where he was responsible for corporate governance and securities matters and all acquisition, divestiture and other corporate transactions. Prior to Solectron, he was a Senior Attorney at Venture Law Group, where he represented numerous Silicon Valley technology companies and was a member of the firm’s mergers and acquisitions group. Mr. Chu began his legal career as an associate in the New York and Helsinki offices of White & Case LLP, where he focused on banking, public offering and private placement transactions. He received his B.A. in Economics and Chinese Language and Literature from the University of Michigan and his J.D. from the University of Michigan Law School.

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following and other filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report or into any of our other filings with the SEC. Copies of the Company’s fiscal year 2008 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Phoenix Technologies Ltd., 915 Murphy Ranch Road, Milpitas, California, 95035 or by calling 408-570-1319.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully when evaluating our business.

Adverse Economic Conditions

Our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. The use of some of our products and services is often discretionary and may involve a significant commitment of capital and other resources. The recent deterioration of worldwide economic conditions will likely result in a reduction of IT spending by businesses as well reduced levels of consumer spending and such spending may remain depressed for the foreseeable future. These and other economic factors could have a material adverse effect on our business, operating results and financial condition in a number of ways, including reduced sales to our OEM and ODM customers, resellers and system integrators in light of reduced end user demand for products, reduced direct sales to end users of certain of our products and services, lengthening sales cycles, the postponement by customers of more capital intensive projects and services, reluctance of customers to purchase new products and services, and increased pressure to reduce the prices for our products and services.

Dependence on Key Customers

Most of our revenues come from a relatively small number of customers, comprised of larger OEMs, ODMs and computer equipment manufacturers. Our ten largest customers accounted for approximately 74%, 65% and 57% of net revenue in fiscal years 2008, 2007 and 2006, respectively. The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations under existing agreements, our operating results and financial condition could be adversely affected.

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

Product Development

The market in which we operate is characterized by rapid technological change, frequent new products and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing product offerings, introduce new products and services, such as our Phoenix FailSafe solution and our Phoenix HyperSpace product family, in a timely and cost-effective manner that meets the needs of our existing customers, and sell into new markets. To achieve market acceptance for our products and services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current products and services do not have. If we fail to develop or enhance products and services that satisfy customer preferences in a timely and cost-effective manner, it can adversely impact our ability to market and sell such products and services to potential customers, thereby adversely affecting the acceptance of and the revenue we may generate from such products and services. We have, from time to time, experienced such delays.

We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, services and enhancements. The introduction of new products and services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future products and services obsolete. If our products and services become obsolete due to widespread adoption of alternative connectivity technologies such as other Web-based computing solutions, our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our products and services, including new countries or regions, may not be receptive.

If we are unable to successfully develop new products and services and enhance our existing offerings to anticipate and meet customer preferences or sell our products into new markets, our revenue and results of operations would be adversely affected.

Net Losses; Liquidity

In fiscal year 2008, we reported a net loss of $6.2 million, although we achieved positive net cash flow from operations. There can be no assurance that we will achieve profitability or be able to maintain positive cash flow in any future periods. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock may decline.

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

In addition, our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled engineering, sales, marketing and managerial personnel. As we expand into new products and new markets, we increasingly need to hire people with backgrounds different from those required for our traditional CSS business. We believe that there is significant competition for qualified personnel with the skills and technical knowledge that we require. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. A failure to attract and retain employees with the necessary skill sets could adversely affect our business and operating results.

Competition

The markets for our products are intensely competitive and we expect both product and pricing competition to increase. Increased competition could result in pricing pressures, reduced margins, or the failure of one or more of our products to achieve or maintain market acceptance, any of which could adversely affect our business.

We compete for sales primarily with in-house R&D departments of PC and component manufacturers that may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than us. Major companies that use their own internal BIOS R&D personnel include Dell, Hewlett-Packard, Toshiba, Apple and Intel. In addition, some of these competitors are also our customers, suppliers and development partners. Any inability to effectively manage these complex relationships with customers, suppliers and development partners could have a material adverse effect on our business, operating results and financial condition and accordingly could affect our chances of success.

We also compete for business with other independent suppliers, including American Megatrends Inc., a privately held U.S. company, and Insyde Software Corp., a public company based and listed in Taiwan. Such privately held or foreign competitors may have significantly less onerous compliance obligations and therefore are likely to have lower cost structures than those of a U.S. public company. Any resulting cost disadvantage to us could have an adverse impact on our competitiveness, margins or profitability. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

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

Impact of ‘Netbooks’ on Product Mix

Spurred by the introduction of Intel’s Atom processer, an emerging category of low cost portable computers, also called ‘Netbooks’, has received considerable attention by both small and large PC manufacturers. It is believed that these low cost portables, which are priced at less than one third the price of regular notebooks, will significantly expand the PC market. While we expect to gain from the expansion of the PC market as a result of this new category, there is an associated risk that netbooks may “cannibalize” sales of conventional higher priced notebooks and we would consequently experience downward pressure on the average selling price of our Core System Software products as a result of the changed product mix.

End-User Demand for Device Security and Availability

Many of our products and product features, such as the security-related features in SecureCore and TrustedCore, and our new FailSafe solution, are focused on helping to ensure that PCs and other digital devices are secure and available to users, with a minimum of skill required for end-users to use these products and solutions. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, the growing threat of identity theft, increased instances of malware and increased end-user reliance on digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate or decelerate. Variations in demand for secure and available digital devices below our expectations could have a significant adverse impact on our operating results.

Dependence on New Product Releases by Our Customers

Successful introduction of new products is key to our success in both our CSS and new applications businesses. Frequently, our new products are incorporated or used in our customers’ new products, making each party dependent on the other for product introduction schedules. In some instances, a customer may not be able to introduce one of its new products for reasons unrelated to our new product. In these cases, we would not be able to ship our new product until the customer has resolved its other difficulties. In addition, our customers may delay their product introductions due to market uncertainties in certain geographic regions. If our customers delay their product introductions, our ability to generate revenue from our own new products would be adversely affected.

Additional Capital

We may need to raise additional funds to execute on our strategic plans, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the price of our common stock could decline. The recent volatility in global capital and credit markets has made it much harder for smaller public companies like Phoenix to obtain debt financing and therefore, if we are able to obtain debt financing, we may be required to accept more onerous terms including requirements to maintain specified asset, liquidity or other ratios and restrictions on our ability to incur additional indebtedness. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop new products and services or enhance our current products and services;

•	continue to expand our development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand our operations in the United States or internationally;

•	hire, train and retain additional employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Risks in Acquisitions

As part of our strategy, we intend to continue to make investments in complementary companies, products or technologies. We recently acquired BeInSync Ltd. (in April 2008), TouchStone Software Corporation (in July 2008) and General Software, Inc. (in August 2008). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. The areas where we may face risks include:

•	Difficulties in integrating the operations, technologies, products and personnel of the companies we acquire into our operations;

•	Potential disruption of our on-going business and diversion of management’s attention from normal daily operations of the business;

•	Insufficient revenues to offset increased expenses associated with acquisitions;

•	Potential for third party intellectual property infringement claims against the companies we acquire;

•	Failure to successfully further develop acquired technology, resulting in the impairment of amounts capitalized as intangible assets;

•	Impairment of relationships with customers and partners of the companies we acquire or in which we invest, or with our customers and partners, as a result of the integration of acquired operations;

•	Impairment of relationships with employees of the acquired companies or our existing employees as a result of integration of new management personnel;

•	Impact of known potential liabilities or unknown liabilities associated with the companies we acquire; and

•	In the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

We are likely to experience similar risks in connection with our future acquisitions. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and adversely affect our business, operating results or financial condition, or result in significant or material control weaknesses with respect to Sarbanes-Oxley compliance.

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of additional expense related to Sarbanes-Oxley compliance, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. We have not recently made any acquisition that resulted in material in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter, resulting in variability in our quarterly earnings.

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

Protection of Intellectual Property

We rely on a combination of patent, trade secret, copyright, trademark and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2008, we have been issued 79 patents in the United States and have 41 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 159 patents with respect to our product offerings and have 136 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. There can be no assurance that any of these patents would be upheld as valid if challenged. We maintain an active internal program designed to identify employee inventions we deem worthwhile to patent. There can be no assurance that any of the pending applications will be approved, and patents issued, or that our engineers will be able to develop technologies capable of being patented. Also, as the overall number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Intel is the leading semiconductor supplier to the customers of our CSS products. Intel is developing and promoting software under the product name “Tiano” that competes with our CSS products and offers this software at no charge through both custom and open source licenses. Some of our CSS competitors provide services and additional features for this Intel software, and we believe that in return Intel provides them with compensation and promotional benefits. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our customers, particularly in light of Intel’s initiative. There can be no assurances that we will be successful in these efforts.

Demand for Microsoft’s Vista Operating System and for Newer Microprocessor Designs

The adoption of new primary PC technology related to operating systems and to microprocessor designs may have a significant impact on the relative demand for our different CSS products. In particular, Microsoft’s new Vista operating system is designed to support security capabilities that will operate more effectively on PCs running SecureCore than on those running our older CSS versions. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by SecureCore to take full advantage of the new designs’ enhancements. For example, SecureCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, while our older CSS versions will require more customization effort by our customers. As a result, the demand for SecureCore could vary in proportion to the rate at which Vista and these newer microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license agreements for our older CSS products than for SecureCore, our future reported revenues could be affected to the extent that revenues related to our older CSS products may already have been recognized.

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

International Sales and Risks Associated with Operating Internationally

Revenues derived from international sales comprise a majority of our total revenues. There can be no assurances that we will not experience significant fluctuations in international revenues. Our operations and financial results may be adversely affected by factors associated with international operations, such as changes in foreign currency exchange rates; restrictions on the transfer of funds; uncertainties related to regional economic circumstances; unexpected changes in local laws or regulations, or new or existing laws and regulations that we are not initially made aware of; reduced or varied protection for intellectual property rights in some countries, political instability in emerging markets; terrorism and conflict; inflexible employee contracts in the event of business downturns; difficulties in attracting qualified employees and managing international operations; and language, cultural and other difficulties in managing foreign operations.

Restructurings to Reduce Operating Expenses

We incurred approximately $0.2 million, $4.1 million and $4.6 million of restructuring costs in fiscal years 2008, 2007 and 2006, respectively, in order to reduce operating expenses and rationalize our cost structure. Due to the uncertainties of predicting our future revenues as well as potential changes in industry, market conditions and our business needs, we may need to consider further strategic realignment of our resources from time to time through additional restructuring or by disposing of, or otherwise exiting, one or more of our current businesses.

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

Transitioning from Paid-Up Licenses

Over a three year period ended in fiscal year 2006, we entered into a number of paid-up license agreements with our customers. Under paid-up license agreements, customers paid a fixed up-front fee to install the applicable product on an unlimited number of devices. Generally, we recognized all license revenues under these paid-up license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenue into the quarter in which the agreement was executed and thereby decreasing recurring revenues in later quarters. Beginning in the third quarter of fiscal year 2006, we elected to significantly decrease the use of paid-up license agreements and, prior to the beginning of fiscal year 2007, to eliminate their use entirely in favor of volume purchase agreements and pay-as-you-go or consumption-based licensing agreements. Decreasing the number of paid-up license agreements contributed to, along with other factors, a substantial drop in license revenues in the last two quarters of fiscal year 2006.

During fiscal years 2007 and 2008, we had no revenues derived from paid-up licenses, as compared to approximately 50% of net revenues in fiscal year 2006. There can be no assurance that we will continue to be successful in increasing the number of volume purchase agreements and pay-as-you-go arrangements or in terminating our customers’ rights under existing paid-up license agreements, in which case, our license revenue may weaken in future quarters.

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

Viruses and Breach of Network Security

While we have not been the target of software viruses specifically designed to impede the performance of our products and services, such viruses could be created and deployed against our products and services in the future. Similarly, experienced computer programmers or hackers may attempt to penetrate our network security or the security of our websites from time to time. A hacker who penetrates our network or websites could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers.

Customer Retention

We sell some of our services pursuant to subscriptions that are generally one to three years in duration. These end-user customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. In addition, a portion of our end-user base utilizes some of our services free of charge through our free services or free trials. We seek to convert these free and trial users to paying customers of our services. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, or reductions in our end-user customers’ spending levels. If our end-user customers do not renew their subscriptions for our services, renew on less favorable terms, do not purchase additional functionality or subscriptions, or if our conversion rate from free users to paid customers suffers for any reason, our revenue may grow more slowly than expected or even decline, which could adversely impact our profitability and gross margins.

Customer Information

Our systems store certain of our end-user customers’ confidential information, including personal identifiable information. Any security breaches or other unauthorized access of our systems could expose us to liability and penalties for the loss of such information, time-consuming and expensive litigation and other possible liabilities, as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or to implement adequate preventative or reactionary measures. In addition, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and could cause the loss of customers.

Managing Growth

In the recent past we have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Defects or Errors in Our Software Products and Services

The applications underlying our software products and services inherently contain complex code and may contain material undetected errors and/or bugs, particularly when first introduced or when new versions or enhancements are released. Any defects that cause interruptions to the availability of our products, services and enhancements could result in:

•	a reduction in sales or delay in market acceptance of our products and services;

•	sales credits or refunds to our customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to our reputation; and

•	increased insurance costs.

After the release of our products and services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors may be substantial and could harm our operating results.

Industry Consolidation

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive service than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary services and technologies. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

Additionally, consolidation among our customers could lead to increased purchasing power by the companies resulting from such combinations which could reduce the average selling prices we are able to achieve for our products and services.

Internet Infrastructure

Some of our services are designed to work over the Internet and therefore, our revenue growth partially depends on our end-user customers’ high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business depends partially on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. All of these factors are out of our control.

To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide services to our customers.

Use of “Open Source” Software in Some of Our Products

Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses. Certain open source licenses contain provisions that would require us to make available the source code for modifications or derivative works we create based upon the open source software, and would require us to license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software. We have processes in place to avoid the use of software subject to restrictive open source licenses and to ensure that we use open source software in a manner that prevents any disclosure of our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help mitigate these risks; however, some of the risks associated with usage of open source software cannot be completely eliminated and could, if not properly addressed, negatively affect our business.

Dependence on Third Party Service Providers

Failure of our third-party providers to provide adequate Internet, telecommunications and power services could result in significant losses of revenue. Our operations depend upon third parties for Internet access and telecommunications service. Frequent or prolonged interruptions of these services could result in significant losses of revenues. We have experienced outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our internal activities in the future. These types of occurrences could also cause users to perceive our services as not functioning properly and therefore cause them to use other methods to deliver and receive information. We have limited control over these third parties and cannot assure that we will be able to maintain satisfactory relationships with any of them on acceptable commercial terms or that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively.

We rely on third party vendors and resellers to process and fulfill on-line purchases of our services and products that are delivered or provided over the Internet. These third parties collect important customer information, including credit card data. While we do not view, collect or have access to any credit card or other similar financial information of our customers, any loss of this type of information by our third party vendors (including due to willful or accidental security breaches of our third party vendors’ information systems) could reflect negatively on Phoenix’s business and harm our reputation, and may result in the loss of customers as well as adversely impact our ability to gain new customers for our Internet-based services and products. In addition, any need for us to change a third party vendor as a result of the vendor losing customer data or not maintaining adequate security and data protection standards may cause delays and disruptions in our business.

Internal Controls over Financial Reporting

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, (i) our business and results of operations could be harmed, (ii) we could fail in our ability to provide reasonable assurance as to our financial results or meet our reporting obligations, which could materially and adversely affect the price of our securities, and (iii) we may encounter greater difficultly in effectively marketing and selling our products and services to new and existing customers.

Changes in Financial Accounting Standards and Increased Cost of Compliance

We prepare our financial statements in conformity with GAAP. GAAP principles are subject to interpretation by the Financial Accounting Standard Board, the American Institute of Certified Public Accountants, the SEC and various bodies appointed by these organizations to interpret existing rules and create new accounting policies. Accounting policies affecting software revenue recognition, in particular, have been the subject of frequent interpretations, which have had a profound effect on the way we license our products. As a result of the enactment of the Sarbanes-Oxley Act in 2002 and the related scrutiny of accounting policies by the SEC and the various national and international accounting industry bodies, we expect the frequency of accounting policy changes as well as the cost of compliance, to increase. Future changes in financial accounting standards, including pronouncements relating to revenue recognition, may have a significant effect on our reported results.

Business Disruptions

Acts of war, power shortages, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations, and financial condition, as well as disrupt the supply chains and business operations of our customers, thereby adversely impacting or delaying customer demand for our products.

Market for Device Designs Based on the x86 Microprocessor Architecture

Our current CSS products are designed for systems built with digital microprocessors based on derivatives of the Intel product used in the original IBM PC/XT/AT. This microprocessor design is commonly called “x86” and current suppliers include Intel and AMD. The largest market for x86 microprocessors is personal computer systems, including desktop PCs, mobile PCs and volume servers. Competing microprocessor designs dominate numerous other significant markets, including mobile phones, consumer electronics, PDAs, telematics, digital photography and telecommunications. There can be no assurance that x86 microprocessors will continue to hold a large market share of personal computer system designs. There can also be no assurance that corporations and consumers will continue to purchase traditional desktop and mobile PC designs instead of substitute products such as digital wireless handsets and other consumer digital electronic devices which may utilize other microprocessor designs.

Certain Anti-Takeover Effects

Our Amended and Restated Certificate of Incorporation, Bylaws, as amended, and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests but is deemed undesirable by our board of directors. For example, in November 1999, and in accordance with our Preferred Shares Rights Agreement (as amended), we issued as a dividend on our common stock certain rights to purchase our Series B Participating Preferred Stock. These rights are exercisable upon triggering events related to a change of control of the Company on terms not approved by our board of directors and, upon exercise, would cause immediate substantial dilution of our outstanding common stock. The existence of these rights (also known as a “poison pill”) could have a deterrent effect on any person or group that is considering acquiring us on terms not approved by our board of directors.

Income and Other Taxes

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation which is subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 86,000 square feet of office space for our headquarters in Milpitas, California under a facility lease that expires in October 2013. This facility has been partially vacated and in November 2007, the Company entered into a sublease agreement with a third party for the remainder of the lease term for approximately 28,000 square feet of the Milpitas, California office space. The Company leases an approximately 49,000 square foot facility in Irvine, California under a lease agreement that expires in 2009. The Company has subleased approximately 35,800 square feet of the Irvine facility for the remainder of the lease term and is currently marketing the remaining 13,200 square feet for sublease. The Company also leases office facilities in other locations including: Beaverton, Oregon; Bellevue, Washington; North Andover and Norwood, Massachusetts; Tel Aviv, Israel; Taipei, Taiwan; Shanghai and Nanjing, China; Tokyo, Japan; Hyderabad and Bangalore, India; and Seoul, South Korea. These offices range from small sales offices that are several hundred square feet to large office spaces of up to approximately 40,000 square feet, and generally provide engineering, sales, and technical support to customers as well as serve as research and development centers. The lease terms for these facilities expire between 2009 and 2013. The Company opened a new office in Bangalore, India in October 2008. In fiscal year 2006, the Company closed offices in Shenzhen, China; Munich, Germany; Zaltbommel, the Netherlands; Osaka, Japan; and Rockville, Maryland pursuant to our announced restructuring plans. In fiscal year 2007, the Company closed its offices in Wanchai, Hong Kong; Beijing, China; and Norwood, Massachusetts. In October 2008, the Company subleased the Norwood facility for the remainder of its term.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain, and unfavorable outcomes could have a material adverse impact on the results of operations and financial condition of the Company. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources and other factors.

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

The Company’s common stock is traded on the NASDAQ Global Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the NASDAQ Global Market. The closing price of the Company’s common stock on November 17, 2008 was $3.46.

	High	Low

Year ended September 30, 2008
Fourth quarter	$12.38	$7.80
Third quarter	15.98	10.15
Second quarter	17.40	11.40
First quarter	13.81	8.52
Year ended September 30, 2007
Fourth quarter	$11.53	$8.60
Third quarter	8.49	6.06
Second quarter	6.89	4.50
First quarter	4.90	4.13

The Company had 170 shareholders of record as of November 17, 2008. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the annual meeting of its stockholders to be held in January 2009 (the “Proxy Statement”) in the section captioned “Equity Compensation Plan Information” and is incorporated herein by this reference.

Company Stock Price Performance

The graph below compares the cumulative total stockholder return on the Common Stock of the Company from September 30, 2003 to September 30, 2008 with the cumulative total return on the Standard and Poor’s 500, the Standard and Poor’s Application Software, and the Standard and Poor’s System Software market indices over the same period, assuming the investment of $100 in the Company’s Common Stock and in each of the indices on September 30, 2003 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Phoenix Technologies Ltd., The S&P 500 Index,
The S&P Application Software Index And The S&P Systems Software Index

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

Consolidated Statements of Operations Data

	For the Years Ended September 30,
	2008	2007	2006	2005	2004

Revenues	$73,702	$47,017	$60,495	$99,536	$86,750
Gross margin	63,883	37,326	42,585	82,083	71,558
Operating income (loss)	(1,795)	(14,588)	(42,182)	9,541	3,064
Net income (loss)	(6,223)	(16,409)	(43,969)	277	449
Earnings (loss) per share:
Basic	$(0.23)	$(0.63)	$(1.74)	$0.01	$0.02
Diluted	$(0.23)	$(0.63)	$(1.74)	$0.01	$0.02

Consolidated Balance Sheet Data

	September 30,
	2008	2007	2006	2005	2004

Cash, cash equivalents, and marketable securities	$37,721	$62,705	$60,331	$74,827	$59,823
Working capital	13,167	40,289	42,495	72,348	65,696
Total assets	136,542	94,480	95,160	131,036	120,885
Long-term obligations	16,145	2,413	4,551	4,205	3,590
Stockholders’ equity	81,407	59,772	60,176	96,964	93,029

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The majority of our revenues come from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. Our CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by our customer. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware. We believe that our products are incorporated into over 125 million computing devices each year, making us the global market share leader in the CSS sector.

We also design, develop and support software products and services that provide the users of personal computers with enhanced device utility, reliability and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen, offerings which provide backup, sharing, and synchronization of files and data, and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, service providers and individuals, we typically license these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

In addition to licensing our products to OEM and ODM customers, we also sell certain of our products directly or indirectly to computer end users, generally delivering such products as subscription-based services utilizing web-based delivery capabilities.

We derive additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

Our revenues arise from three sources:

1. License fees: revenues arising from agreements that license Phoenix intellectual property rights to a third party. Primary license fee sources include: (1) Core System Software, system firmware development platforms, firmware agents and firmware run-time licenses, (2) software development kits and software development tools, (3) device driver software, (4) embedded operating system software, and (5) embedded application software.

2. Subscription fees: revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, back-up, recovery and device management services.

3. Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software deployment, software support, software development and technical training.

Fiscal Year 2008 Overview

The fiscal year ended September 30, 2008 represents the second full fiscal year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by us in various public statements, called for restoring the Company to positive cash flow within the first year and announcing major new products early in the second year. Having achieved these objectives, we informed investors in various public statements that we would now focus on building out industry partnerships to integrate our new products with the offerings of other hardware and software vendors and on expanding our research and development efforts to assist in these integration initiatives.

Our results for fiscal year 2008 reflect the success of initiatives taken by us and hence reflect a substantial improvement over the prior fiscal year, with revenues increasing by approximately 57%. Similarly, total expenditures (including operating expenses and costs of goods sold) increased by approximately 23%, reflecting our support for new product initiatives and certain expenses associated with our strategic initiatives.

During the fiscal year ended September 30, 2008, we recorded stock compensation expense under SFAS No. 123(R) which included stock options granted to the Company’s four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Amortization of expense associated with the Performance Options began during the quarter ended March 31, 2008 and there were no similar charges in prior periods. Total expense recognized in the fiscal year ended September 30, 2008 from the Performance Options was $5.8 million. (Of this total, $4.1 million is classified as general and administrative expense, $1.1 million is classified as research and development expense and $0.6 million is classified as sales and marketing expense.)

We achieved positive net cash flow from operations of $20.5 million during fiscal year 2008, a substantial improvement from the prior fiscal year, when we had negative net cash flow from operations of $2.4 million. This improvement is the combined effect of our improved operating results and improved terms of trade with customers, which resulted from the Company’s new pricing policies and sales practices.

During the first quarter of fiscal year 2007, we had made significant changes in our pricing policies and sales practices and our revenues for the fiscal year ended September 30, 2008 reflect the continuing success of these initiatives. During fiscal year 2008, we executed additional significant long term volume purchase agreements (“VPAs”) with several of our major customers. Combined with the effect of other similar agreements executed since fiscal year 2007, we have achieved both a 27% increase in our deferred revenue balances and a 215% increase in our unbilled backlog of VPA agreements. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. Our total order backlog increased by 99% from $19.1 million at September 30, 2007 to $38.0 million at September 30, 2008.

During the fiscal year ended September 30, 2008 we recruited a significant number of additional personnel, particularly into our research and development department. As a result of this effort, and of the acquisitions we completed during the fiscal year, we increased our total workforce from 334 employees at September 30, 2007 to 510 at September 30, 2008.

Total revenues for the fiscal year ended September 30, 2008 increased by 57%, or $26.7 million, to $73.7 million, from $47.0 million for fiscal year 2007. The increase in revenues was principally attributable to recurring quarterly revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in earlier periods as a result of having previously purchased fully paid-up licenses.

Fully paid-up licenses gave customers unlimited distribution rights of the applicable product over a specific time period or with respect to a specific customer device. In connection with paid-up licenses, we recognized all license fees upon execution of the agreement, provided that all other revenue recognition criteria had been met. Paid-up license agreements may have had the effect of accelerating revenues into the quarter in which the agreement was executed and thereby decreasing recurring revenues in subsequent periods. During the third quarter of fiscal year 2006, we began changing our licensing practices away from heavy reliance on paid-up licenses to: (i) VPAs for most large customers and (ii) pay-as-you-go consumption-based license arrangements for other customers. In the fourth quarter of fiscal year 2006, we completely ceased entering into paid-up licenses with our customers, and converted to the use of only VPAs and pay-as-you-go consumption-based license arrangements.

Our revenues for the fiscal year ended September 30, 2008 include revenues from certain customers who had entered into fully paid-up licenses in prior periods but who, as a result of the specific terms of those contracts or amendments thereto, were no longer authorized to continue to deploy the products covered by those licenses.

Gross margin for fiscal year 2008 was $63.9 million, a 71% increase from the gross margin of $37.3 million during fiscal year 2007. This increase resulted from the increase in revenues described above, combined with a lower rate of growth in the total cost of goods and services, which was principally the result of cost management initiatives in our customer service activities.

Operating expenses for fiscal year 2008 were $65.7 million, an increase of 27%, from $51.9 million for fiscal year 2007. Of the $13.8 million increase, $5.8 million was due to stock based compensation expense resulting from the grant of the Performance Options approved by the Company’s stockholders on January 2, 2008, $3.4 million was due to increased use of consultants, and $5.7 million was due to higher salary and benefits principally as a result of increased headcount. These increases were partly offset by lower facilities and other expenses of $1.1 million.

During fiscal year 2008, we experienced lower interest and other income and higher tax expense as compared to fiscal year 2007. The $0.4 million lower interest and other income was primarily driven by lower interest rates. The increase in tax expense was principally associated with higher revenue and related taxes in Taiwan.

We experienced a net loss of $6.2 million for fiscal year 2008, compared to a net loss of $16.4 million for fiscal year 2007. As described above, this $10.2 million decrease in net loss was principally the result of the $26.7 million increase in reported revenues offset by a $0.1 million increase in costs of revenues, a $13.8 million increase in operating expenses, a $0.4 million reduction in interest and other income and a $2.2 million increase in tax expense.

Results of Operations

The following table includes Consolidated Statements of Operations data for the fiscal years ended September 30, 2008, 2007 and 2006 as a percentage of total revenues:

	Fiscal Years Ended September 30,
	2008	2007	2006

Revenues:
License fees	87%	84%	92%
Subscription fees	—	—	—
Service fees	13%	16%	8%

Total revenues	100%	100%	100%
Cost of revenues:
License fees	—	2%	8%
Subscription fees	—	—	—
Service fees	11%	16%	17%
Amortization of purchased intangible assets	2%	3%	5%

Total cost of revenues	13%	21%	30%

Gross margin	87%	79%	70%
Operating expenses:
Research and development	40%	41%	38%
Sales and marketing	18%	25%	58%
General and administrative	31%	35%	35%
Amortization of acquired intangible assets	—	—	1%
Restructuring and related charges	—	9%	8%

Total operating expenses	89%	110%	140%

Operating loss	(2)%	(31)%	(70)%
Interest and other income, net	2%	4%	3%

Loss before income taxes	—	(27)%	(67)%
Income tax expense	8%	8%	6%

Net loss	(8)%	(35)%	(73)%

Revenues

Revenues by geographic region based on country of sale for fiscal years 2008, 2007 and 2006 were as follows (in thousands, except percentages):

				% Change from Previous
	Amount of Revenues			Year		% of Consolidated Revenues
	2008	2007	2006	2008	2007	2008	2007	2006

North America	$13,136	$7,616	$6,384	72%	19%	18%	16%	11%
Japan	15,326	7,651	18,302	100%	(58)%	21%	16%	30%
Taiwan	39,959	26,882	28,556	49%	(6)%	54%	57%	47%
Other Asian countries	4,132	3,670	5,089	13%	(28)%	6%	8%	8%
Europe	1,149	1,198	2,164	(4)%	(45)%	1%	3%	4%

Total revenues	$73,702	$47,017	$60,495	57%	(22)%	100%	100%	100%

Total revenues in fiscal year 2008 increased by $26.7 million, or 57%, compared with fiscal year 2007. Revenues for fiscal year 2008 for most regions increased over fiscal year 2007. Significant increases for most regions were attributable to recurring revenues associated with VPA and similar licenses, including revenues from customers who had generated little or no revenues in the prior period as a result of having previously purchased fully paid-up licenses.

Total revenues in fiscal year 2007 decreased by $13.5 million, or 22%, compared with fiscal year 2006. Revenues for fiscal year 2007 decreased in all geographic areas with the exception of North America. Revenues for North America increased by 19% in fiscal year 2007 compared to fiscal year 2006. The increase was attributable to higher VPA and service revenues. The decreases in other regions were primarily due to sales of paid-up licenses in fiscal year 2006, a practice that was discontinued prior to the beginning of fiscal year 2007. The declines for fiscal year 2007 were greatest in Japan, Europe and other Asian countries, with declines of 58%, 45%, and 28%, respectively, primarily due to a number of large paid-up license arrangements which were entered into in fiscal year 2006. Revenues for Taiwan declined by only 6% due to our success in restoring revenue from certain major customers who previously had the benefit of fully paid-up licenses.

Revenues for fiscal years 2008, 2007 and 2006 were as follows (in thousands, except percentages):

	Amount of Revenues			% of Consolidated Revenues
	2008	2007	2006	2008	2007	2006

License fees
Fully paid-up	$—	$—	$30,477	—	—	50%
Other	64,359	39,655	25,465	87%	84%	42%

	64,359	39,655	55,942	87%	84%	92%
Subscription fees	132	—	—	—	—	—
Service fees	9,211	7,362	4,553	13%	16%	8%

Total revenues	$73,702	$47,017	$60,495	100%	100%	100%

License fees for fiscal year 2008 were $64.4 million, an increase of $24.7 million, or 62%, from revenues of $39.7 million in fiscal year 2007. The increase in license fees is primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous years and the success of our initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

In fiscal year 2008, the Company executed additional VPA transactions with certain of its customers with payment terms spread over periods of up to 24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by the Company. The Company considers these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of fiscal year 2008, total order backlog was approximately $38.0 million, an increase of 99%, or $18.9 million, from the $19.1 million balance at September 30, 2007. The Company expects to recognize this $38.0 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.

The $38.0 million order backlog as of September 30, 2008 is composed of $23.0 million of unbilled VPA commitments and $15.0 million of deferred revenue. Unbilled VPA commitments increased 215%, or $15.7 million, from the $7.3 million balance at September 30, 2007 while deferred revenue increased 27%, or $3.2 million, from the $11.8 million balance at September 30, 2007. The increases in unbilled VPA commitments and deferred revenue reflect the combined effect of overall business growth and the Company’s decision at the beginning of fiscal year 2008 to enter into certain agreements with major customers that extend for periods greater than one year.

As a percentage of total revenue, license fees were 87% for fiscal year 2008 versus 84% in fiscal year 2007. This increase is principally attributable to the sale of VPA and similar licenses in fiscal year 2008.

During the third and fourth quarters of fiscal year 2008, we recognized our first subscription fee revenues, which principally resulted from the completion of our acquisitions of BeInSync Ltd. and TouchStone Software

Corporation, which provide subscriptions-based services to customers. Subscription fees for fiscal year 2008 were $0.1 million. We did not have similar revenues in prior years.

Service fees for fiscal year 2008 were $9.2 million, an increase of $1.8 million, or 25%, from $7.4 million for fiscal year 2007. As a percentage of total revenues, service fees were 13% in fiscal year 2008 versus 16% for fiscal year 2007. The increase in service fees is principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues is principally a result of greater revenues attributable to VPA and pay-as-you-go licenses.

License fees for fiscal year 2007 were $39.7 million, a decrease of 29% from license fees of $55.9 million in fiscal year 2006. This decrease in license fees was primarily due to the sale of fully paid-up licenses in the earlier period. There were no paid-up license fees for fiscal year 2007 as compared to $30.5 million of revenue from paid-up licenses for fiscal year 2006. Revenues from all other licenses (i.e., other than paid-up licenses) were $39.7 million in fiscal year 2007, an increase of $14.2 million, or 56%, from $25.5 million of such revenues in the same period of the previous fiscal year. The increase in other license fees was attributable to higher revenues from VPAs and pay-as-you-go licenses, which typically included higher per unit prices than what we had achieved during the earlier periods.

As a percentage of total revenue, license fees were 84% for fiscal year 2007 versus 92% in fiscal year 2006. This decrease was principally attributable to the sale of fully paid-up licenses in fiscal year 2006 and the growth in service fees discussed below.

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

Cost of Revenues and Gross Margin

Cost of revenues consists of third party license fees, expenses related to the provision of subscription services, service fees, and amortization of purchased intangible assets. License fees are primarily third party royalty fees, electronic product fulfillment costs, and the costs of product labels for customer use. Expenses related to subscription services are primarily hosting fees associated with customer data, product fulfillment costs, credit card transaction fees and personnel-related expenses such as salaries associated with post-sales customer support costs. Service fees include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs.

Cost of revenues increased by 1% from $9.7 million in fiscal year 2007 to $9.8 million in fiscal year 2008. Cost of revenues associated with license fees declined by 44%, from $0.9 million in fiscal year 2007 to $0.5 million in fiscal year 2008. This decline in costs associated with license fees is principally due to a strategic shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees increased by 7%, principally as a result of increase in payroll and related benefit expenses. Amortization of purchased intangible assets marginally declined by 8% from $1.4 million in fiscal year 2007 to $1.3 million in fiscal year 2008, principally as a result of write-downs of certain intangible assets during fiscal year 2007 offset by the commencement of amortization of new intangible assets acquired during fiscal year 2008.

As a percentage of revenue, cost of revenues declined from 21% in fiscal year 2007 to 13% in fiscal year 2008, principally as a result of the increase in revenues and the cost management initiatives described above.

Cost of revenues decreased by 46%, or $8.2 million, in fiscal year 2007 compared to fiscal year 2006. Costs related to license fees decreased by $3.8 million, primarily due to a change in product strategy which reduced costs associated with enterprise software product revenue. Cost of service revenues decreased by $2.7 million primarily as a result of staffing reductions associated with the new product strategy. Amortization of purchased technology was lower by $1.7 million in fiscal year 2007 as compared to fiscal year 2006, primarily as a result of accelerated intellectual property amortization in fiscal year 2006 as well as certain intellectual property assets becoming fully amortized.

As a percentage of revenue, cost of revenues declined from 30% in fiscal year 2006 to 21% in fiscal year 2007, principally as a result of the cost reductions described above offset by growth in service revenues, which have higher costs than license revenues.

Gross margin as a percentage of revenues was 87%, 79%, and 70% for fiscal years 2008, 2007 and 2006, respectively. Gross margin was $63.9 million for fiscal year 2008 as compared to $37.3 million in fiscal year 2007 and $42.6 million in fiscal year 2006. These variations in gross margin and gross margin as a percentage of revenues are a result of the changes in the cost of revenues and in the cost of revenues as a percentage of revenues described above. The increased margin percentage and dollar amount of gross margin in fiscal year 2008 as compared to fiscal year 2007 is principally due to the increase in overall revenues and the relatively fixed nature of the associated costs. The increased margin percentage and decreased dollar amount of gross margin in fiscal year 2007 as compared to fiscal year 2006 was the result of the cost of revenues having being reduced by a greater proportion than the reduction in revenue.

Research and Development Expenses

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment. Research and development expenses were $29.7 million, $19.2 million and $22.9 million in fiscal years 2008, 2007 and 2006, respectively, and as a percentage of revenues, these expenses represented 40%, 41%, and 38%, respectively.

The $10.5 million, or 55%, increase in research and development expense for fiscal year 2008 versus fiscal year 2007 is principally due to increased spending related to the development of our new product groups, the FailSafe solution and the HyperSpace platform and of the new technologies acquired during the year. These increased expenses included: increased payroll and related benefit expenses of $4.0 million associated with an increase in the number of engineering and engineering management personnel from 246 to 370; increased stock-based compensation expense of $1.8 million due in part to the grant of the Performance Options; increased consulting costs of $2.9 million due to the use of additional consultants for recruiting and new product development; higher corporate bonuses of $0.8 million; and higher net cost of facilities and other expenses of $1.0 million.

The one percentage point reduction in research and development expense as a percentage of revenues was principally the result of our revenues having increased at a faster rate than the increase in R&D costs described above.

The $3.7 million, or 16%, decrease in research and development expense in fiscal year 2007 compared to fiscal year 2006 was due to decreases of $2.4 million in payroll and related benefit expenses and $1.2 million in outside support costs, both relating to the discontinuation of development efforts on certain enterprise application software products. The reductions in payroll and benefit spending on research and development were smaller in percentage terms than the reductions in payroll costs in sales and marketing due to our continuation of research and development efforts on our CSS products and our initiation of new development efforts related to our two new product groups, the FailSafe solution and the HyperSpace platform. Other research and development related expenses for fiscal year 2007 were $0.6 million lower than fiscal year 2006 resulting from various other cost management initiatives. These reductions were offset by increased stock-based compensation expenses of $0.5 million pursuant to SFAS No. 123(R).

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

Sales and marketing expenses were $13.3 million, $12.0 million and $35.4 million in fiscal years 2008, 2007 and 2006, respectively, and as a percentage of revenues, these expenses represented 18%, 25%, and 58% in fiscal years 2008, 2007 and 2006, respectively.

The $1.3 million increase in sales and marketing expenses for fiscal year 2008 versus fiscal year 2007 was principally due to: increased payroll and related benefit expenses of $1.3 million, which includes an increased stock-based compensation expense of $0.5 million due in part to the grant of the Performance Options, higher corporate bonuses of $0.6 million and $0.2 million of other payroll and related benefit expenses; and increased consulting costs of $1.0 million due to the use of additional consultants for recruiting. These increases were partly offset by lower facilities and other expenses of $1.0 million.

The seven percentage point reduction in sales and marketing expenses as a percentage of revenues is the result of our revenues having increased significantly by 57% over fiscal year 2007 as compared to a corresponding increase of only 11% in sales and marketing expenses.

The $23.4 million net decrease in sales and marketing expenses in fiscal year 2007 from fiscal year 2006 and the reduction from 58% to 25% of these expenses as a percentage of revenues were primarily due to management’s decision to withdraw from the sale of enterprise application software products. In connection with this decision, we ceased all spending on marketing programs and sales initiatives aimed at enterprise customers and intermediaries. Payroll and related benefit expenses for sales and marketing personnel were reduced by $12.6 million partly as a result of these decisions and partly as a result of reductions in middle management among the remaining sales teams. Other savings included (i) lower marketing expenses of $4.6 million; (ii) lower spending on travel and entertainment of $2.5 million; (iii) lower outside support expense of $1.9 million; (iv) lower stock-based compensation expense of $0.9 million due to lower staffing levels; and (v) a net decrease in other expense items of approximately $0.9 million due to various other cost management initiatives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses were $22.5 million, $16.6 million and $21.5 million in fiscal years 2008, 2007 and 2006, respectively, and as a percentage of revenues, these expenses represented 31%, 35%, and 35% of total revenue for each such year, respectively.

The $5.9 million, or 36%, increase in general and administrative expenses in fiscal year 2008 as compared with fiscal year 2007 was due principally to a $3.4 million increase in stock-based compensation which included the effect of the Performance Options; a $0.3 million increase in corporate bonus expense; and increased costs of $1.0 million due to increased recruiting costs and the use of additional consultants and professional advisors. In addition to these increases, facilities and other expenses were higher by $1.2 million.

The four percentage point reduction in general and administrative expenses as a percentage of revenues is the result of our revenues having increased at a faster rate than the increase in general and administrative expenses described above.

General and administrative expense decreased by $4.9 million, or 23%, in fiscal year 2007 as compared to fiscal year 2006 due principally to: a $2.9 million decrease in payroll and related benefit expenses associated with staff reductions; a $3.4 million decrease in professional services and other advisory costs primarily associated with reduced audit and compliance services and reduced costs of the Board of Director’s investigation of strategic alternatives for the Company which began in fiscal year 2006, and other net reductions of $0.5 million. These reductions were offset by increased stock-based compensation expenses of $1.9 million pursuant to SFAS No. 123(R).

Restructuring Costs

Restructuring charges were $0.2 million, $4.1 million and $4.6 million in fiscal years 2008, 2007 and 2006, respectively, and as a percentage of revenues, these expenses represented 0%, 9%, and 8% of total revenue for each such year, respectively.

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. We recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in our results of operations. During the fiscal year ended September 30, 2008, approximately $0.2 million of the restructuring liability was amortized and an additional restructuring cost of approximately $0.2 million was recorded related to a change in estimate regarding the expected time to obtain a subtenant, leaving a total estimated unamortized amount of approximately $0.1 million as of September 30, 2008 for the on-going lease obligations and no remaining outstanding liabilities related to severance costs. There may be additional restructuring charges in future quarters if a sublease agreement is not entered into within the previously anticipated timing and/or terms and conditions.

In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. We recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in our results of operations. During the fiscal year ended September 30, 2008, approximately $13,000 of this restructuring plan’s liability was amortized.

As of September 30, 2008, the first quarter 2007 restructuring plan has an asset balance of $0.1 million which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows, the net balance is classified as an asset rather than a liability.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, we implemented a number of cost reduction plans aimed at reducing costs which were not integral to our overall strategy and at better aligning our expense levels with our revenue expectations.

In the fourth quarter of fiscal year 2006, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 68 positions. A charge of $2.2 million related to employee severance costs was recorded under the plan. In the third quarter of fiscal year 2006, a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan was approved. A charge of $1.8 million of employee severance costs and $0.2 million of facility closure costs was recorded under this plan in fiscal years 2006 and 2007. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in our results of operations. As of September 30, 2008, there are no remaining outstanding liabilities pertaining to fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, we announced a restructuring plan that affected approximately 100 positions across all business functions and closed our facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, our financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of our revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During the fiscal year ended September 30, 2008, we amortized approximately $0.8 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.5 million as of September 30, 2008.

Interest and Other Income, Net

Net interest and other income were $1.6 million, $2.0 million and $1.9 million in fiscal years 2008, 2007 and 2006, respectively. Net interest and other income consists mostly of interest income, which is primarily derived from cash, cash equivalents and marketable securities, realized and unrealized foreign exchange transaction gains and losses, losses/gains on disposal of assets and other miscellaneous expenses/income. Net interest and other income decreased by $0.4 million in fiscal year 2008 compared to fiscal year 2007, principally due to lower interest rates earned during the year.

The interest income generated each period is highly dependent on available cash and fluctuations in interest rates. The average interest rate earned was approximately 3.6%, 5.3%, and 4.7% for fiscal years 2008, 2007 and 2006, respectively. All cash equivalents and marketable securities are U.S. dollar denominated. To reduce administrative costs and liquidity risks, we sold all of our marketable securities in fiscal year 2007 and invested the proceeds in money market funds. In fiscal year 2006, we invested mostly in highly liquid short-term marketable securities such as U.S. government and municipal bonds, taxable auction rate preferred instruments and corporate notes. Interest income was $1.9 million, $2.5 million and $2.8 million in fiscal years 2008, 2007 and 2006, respectively.

Net losses on currency translations were approximately $0.2 million, $0.3 million and $0.8 million, in fiscal years 2008, 2007 and 2006, respectively, while net losses on disposal of assets and other miscellaneous expenses were $0.1 million, $0.2 million and $0.1 million in fiscal years 2008, 2007 and 2006, respectively.

Income Tax Expense

We recorded income tax provisions of $6.0 million, $3.8 million and $3.7 million reflecting effective tax rates of (3124.4%), (30.2%), and (9.1%) in fiscal years 2008, 2007 and 2006, respectively, and representing primarily foreign withholding taxes in Taiwan, state franchise taxes and estimated taxes related to operations of foreign subsidiaries.

The effective tax rate in fiscal year 2008 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During the fiscal year ended September 30, 2008, the Company recorded a tax expense of $6.0 million of which $5.0 million related to the combination of Taiwan withholding tax and an increase in the tax accrual for a potential Taiwanese transfer pricing adjustment.

We received notification in 2005 that the Taiwan taxing authority disagrees with the transfer pricing used by us. While we are in the process of contesting the assessment notices, we have received from the Taiwan taxing authorities, there is no reasonable assurance as to the ultimate outcome. We have therefore accrued but not paid the amount of the potential Taiwanese tax liability related to the transfer pricing adjustment, should the Taiwan taxing authority prevail. As of the September 30, 2008, the balance of this reserve was $13.1 million, of which $3.5 million, $1.3 million and $0.4 million were added in fiscal years 2008, 2007 and 2006, respectively.

Deferred tax assets, which relate to both U.S. and foreign taxes and tax credits, amounted to $46.0 million at September 30, 2008. However, due to a history of losses, the deferred tax asset has been offset by a valuation allowance of $45.8 million.

The effective tax rate in fiscal year 2007 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During fiscal year ended September 30, 2007, the Company recorded a tax expense of $3.8 million of which $2.6 million related to the combination of Taiwan withholding tax and the increase described above in the tax accrual for the potential Taiwanese transfer pricing adjustment.

The effective tax rate in fiscal year 2006 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to the income before taxes primarily due to foreign income taxes, foreign withholding taxes, and an addition of $0.4 million to the reserve established for the Taiwanese transfer-pricing adjustment exposure.

Acquisitions

On April 30, 2008, we acquired BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). We believe that the acquisition will further strengthen our leadership in the PC industry by enabling us to include new products in our offerings to OEMs and ODMs and will enhance our ability to respond to consumer and business needs for secure and “always available” web access to their digital assets as well as automatic protection of PC programs and data. We paid approximately $20.8 million in connection with the acquisition, comprised of $17.3 million in cash consideration, $3.0 million in equity consideration and $0.5 million of direct transaction costs.

On July 1, 2008, we acquired TouchStone Software Corporation, a company incorporated under the laws of the State of Delaware (“TouchStone”). We believe that the acquisition of TouchStone will enable us to develop a strong online presence and infrastructure for web-based automated service delivery. We paid approximately $19.1 million in connection with the acquisition, comprised of $18.7 million in cash consideration and $0.4 million of direct transaction costs.

On August 31, 2008, we acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). We believe that the acquisition will further strengthen our position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of our products to devices that use embedded processors. We paid approximately $20.0 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.4 million of direct transaction costs.

All the above acquisitions were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). See Note 12 — Business Combinations in the Consolidated Financial Statements for more information relating to these acquisitions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur, they could also accelerate the timing of charges.

Financial Condition

At September 30, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $37.7 million, compared to $62.7 million at September 30, 2007.

During fiscal year 2008, cash decreased by $25.0 million mainly as a result of investing activities totaling $50.7 million which were composed of a) $17.7 million that we paid in cash (net of cash acquired) associated with the acquisition of BeInSync Ltd., b) $17.8 million that we paid in cash (net of cash acquired) associated with the acquisition of TouchStone Software Corporation, c) $12.1 million that we paid in cash (net of cash acquired) associated with the acquisition of General Software, Inc., and d) $3.1 million for investment in property and equipment. Cash used in these investing activities was partly offset by $20.5 million of cash provided by operating activities and $5.3 million of cash provided by financing activities. Cash from operating activities resulted from a net loss of $6.2 million which was offset by non-cash charges of $12.3 million for stock-based compensation and $3.2 million for depreciation and amortization as well as a $5.6 million increase in taxes payable, a $1.5 million increase in accounts receivable and a net $4.1 million increase from other operating items. Cash from financing activities was due to the receipt of $5.5 million from stock issuances under stock option and stock purchase plans offset by $0.2 million paid for the repurchase of restricted common stock.

At September 30, 2007, our principal source of liquidity consisted of cash and cash equivalents totaling $62.7 million, compared to cash, cash equivalents and marketable securities of $60.3 million at September 30, 2006. During fiscal year 2007, to reduce administrative costs and liquidity risks, we implemented a change in our past practices regarding the investment of our cash which led to the elimination of our holdings of marketable securities and an increase in investments in money market funds, which are classified as cash equivalents on the Consolidated Balance Sheet. In connection with this change, we sold all of our marketable securities and invested the proceeds in money market funds. Our investment policy permits us to invest in securities with risks greater than those of money market funds and we may do so in the future.

Net cash used in operating activities in fiscal year 2007 was $2.4 million, which was primarily due to our net loss of $16.4 million, partly offset by a decrease in accounts receivable of $2.1 million, a decrease in other working capital items of approximately $2.1 million and non-cash items of depreciation and amortization and stock-based compensation expense of $3.6 million and $6.2 million, respectively.

Cash flows provided from investing activities for fiscal year 2007 were $21.3 million, which were primarily due to proceeds from the sale of marketable securities, net of purchases, of approximately $25.6 million, offset in part by equipment purchases of $0.8 million and a technology acquisition in the third quarter of fiscal year 2007 of $3.5 million.

Cash flows provided from financing activities during fiscal year 2007 were $9.0 million which related to the proceeds from the exercise of stock options and purchases under our Employee Stock Purchase Plan.

We believe that our current cash and cash equivalents and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. We may incur a net loss in fiscal year 2009 and we may also incur negative net cash flow in fiscal year 2009, if we are unable to achieve the revenues we anticipate or to successfully control our cash expenditures.

Commitments

As of September 30, 2008, we had commitments for $10.9 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations include a net lease commitment for the Irvine, California location of $0.7 million, after sublease income of $0.2 million. The Irvine net lease commitment was included in our fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated and for which we have entered into a sublease agreement in October 2008 for the remainder of the term; and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 6 — Restructuring Charges to the Consolidated Financial Statements for more information on our restructuring plans.

As of September 30, 2008, we had a non-current income-tax liability of $13.6 million which was associated primarily with the accrual of income taxes on our operations in Taiwan. We have not included this amount in the Contractual Obligations table below as we cannot make a reasonably reliable estimate regarding the timing of any settlement with the respective taxing authority, if any.

On September 30, 2008, our future commitments were as follows (in thousands):

	Payments Due by Period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 Year(1)	Years(2)	Years(3)	5 Years(4)

Operating lease obligations	$10,919	$3,245	$4,784	$2,813	$77

Note (1) fiscal year 2009
Note (2) fiscal years 2010-2011
Note (3) fiscal years 2012-2013
Note (4) fiscal year 2014

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet agreements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies to Consolidated Financial Statements for more information.

Critical Accounting Policies and Estimates

We believe that the following represent the more critical accounting policies used in the preparation of our consolidated financial statements, and are subject to the various estimates and assumptions used in the preparation of such financial statements. Critical accounting policies and estimates are reviewed by us on a regular basis and are also discussed by senior management with the Audit Committee of our Board of Directors.

Revenue Recognition.  We license software under non-cancelable license agreements and provide services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified updates on a “when-and-if available” basis) and training.

Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. We use the residual method to recognize revenues when an agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of fair value exists for each undelivered element. VSOE of fair value is generally the price charged when that element is sold separately or, for items not yet being sold, it is the price established by management that will not change before the introduction of the item into the marketplace. Under the residual method, the VSOE of fair value of the undelivered element(s) is deferred and the remaining portion of the arrangement fee is recognized as revenue. If VSOE of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We recognize revenues related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services, and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements, license revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing our software, provided that all other revenue recognition criteria have been met. We normally recognize revenues for all consumption prior to the end of the accounting period. Since we generally receive quarterly reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, we have put processes in place to reasonably estimate revenues, including by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

Volume Purchase Arrangements

Beginning with the three month period ended March 31, 2007, with respect to volume purchase agreements (“VPAs”) with OEMs and ODMs, we recognize license revenues for units consumed through the last day of the current accounting quarter, to the extent the customer has been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria have been met. If the customer agreement provides that the right to consume units lapses at the end of the term of the VPA, we recognize revenues ratably over the term of the VPA if such ratable amount is higher than actual consumption as of the end of the current accounting quarter. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting quarter are recorded as deferred revenues.

For periods ended on or before December 31, 2006, we recognized revenues from VPAs for units estimated to be consumed by the end of the following quarter, provided the customer had been invoiced for such consumption prior to the end of the current quarter and provided all other revenue recognition criteria had been met. These estimates had historically been recorded based on customer forecasts. Actual consumption that was subsequently reported by these same customers was regularly compared to the previous estimates to confirm the reliability of this method of determining projected consumption. Our examination of reports received from the customers during April 2007 regarding actual consumption of our products during the three month period ended March 31, 2007 and a comparison of those consumption reports to forecasts previously provided by these customers, led us to the view that customer forecasts were no longer a reliable indicator of future consumption. Since we no longer considered customer forecasts to be a reliable estimate of future consumption, it became no longer appropriate to include future period consumption in current period revenues beginning with the quarter ended March 31, 2007.

Fully Paid-up License Arrangements

During fiscal year 2006, we had increasingly relied on the use of software license agreements with our customers in which they paid a fixed upfront fee for an unlimited number of units, subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront, provided all other revenues recognition criteria had been met. Effective September 2006, we decided to eliminate the practice of entering into paid-up licenses.

Subscription Fees

Subscription fees are revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, back-up, recovery and device management services. Revenue derived from sale of our on-line subscription services are generally deferred and recognized ratably over the performance period, which typically ranges from one to three years.

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

Allowances for Accounts Receivable.  Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2008 and 2007, the allowance was approximately $26,000 and $84,000, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowance which would impact our results of operations.

Intangible Assets.  Intangible assets include prepaid royalties, purchased technologies, customer relationships, goodwill and other intangibles. At September 30, 2008 and 2007, these assets, net of accumulated amortization, totaled $77.3 million and $18.1 million, respectively.

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

The allocation of the acquisition costs to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires the extensive use of management judgment. The primary method used to determine the fair value of assets acquired is the income approach under which we must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets. The Company determined the recorded values of intangible assets and goodwill with the assistance of a third-party valuation specialist.

In fiscal years 2007 and 2008, our purchases of intangible assets, other than Goodwill, consisted of assets acquired from a) XTool Mobile Security, Inc., for $3.5 million in August 2007, b) BeInSysnc Ltd. for $11.0 million in April 2008, c) TouchStone Software Corporation for $3.7 million in July 2008, and d) General Software, Inc. for $5.3 million in August 2008. The technology purchased from XTool Mobile Security, Inc. has not yet begun to be amortized. This technology is being further developed to become a product, Phoenix FailSafe, to be sold by us. When Phoenix FailSafe reaches a state of general release, then amortization will begin for the technology purchased from XTool Mobile Security in accordance with SFAS No. 86. The amortization of other intangible assets acquired through the acquisitions of BeInSync Ltd., TouchStone Software Corporation and General Software, Inc. started from their respective dates of acquisition and is to be amortized over the estimated useful lives, ranging from one year to five years on a straight line basis.

All intangible assets are reviewed on a quarterly basis for potential impairment. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In fiscal years 2008, 2007 and 2006, there was no impairment of goodwill. We recognized impairment charges of $0, $0.2 million and $0.7 million in 2008, 2007 and 2006, respectively, for intangible assets other than goodwill. See Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements for more information.

Income Taxes. Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance:  When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes, thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

As of September 30, 2008, we had federal net operating loss carry forwards of $28.0 million, state net operating loss carry forwards of $14.9 million, research and development credits of $10.5 million, foreign tax credits carry forwards of $11.4 million and state research and development tax credits of $2.2 million available to offset future taxable income. Our carry forwards will expire over the periods 2009 through 2024 if not utilized. See Note 7 — Income Taxes to the Consolidated Financial Statements for more information.

After examining the available evidence at September 30, 2008, we believe a full valuation allowance was appropriate for the U.S. federal and state and certain foreign net deferred tax assets. The valuation allowance was calculated in accordance with the provisions of SFAS No. 109, which requires an assessment of both negative and positive evidence when measuring the need for a valuation allowance. In accordance with SFAS No. 109, evidence such as operating results during recent periods is given more weight than our expectations of future profitability, which are inherently uncertain. Our past financial performance presented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state and certain foreign deferred tax assets under SFAS No. 109. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. federal and state deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. On October 1, 2007, we adopted the provisions of FIN 48 which provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%) that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold shall be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Stock-Based Compensation Expense.  On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the fiscal years ended September 30, 2008, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. We elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of our pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

We use the Monte Carlo option pricing model to value stock option grants that contain a market condition such as the options that were granted to our four most senior executives and approved by our stockholders on January 2, 2008. We use the Black-Scholes option pricing model to value all other options granted since no other options granted contain a market condition. The models require inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from our historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. Under SFAS No. 123(R), we have divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

Retirement Benefits.  We provide defined benefit plans in certain countries outside the United States. The defined benefit plan for our employees in Taiwan forms the vast majority of our payments and liability. We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87,

“Employers’ Accounting for Pensions” (SFAS No. 87) as amended by SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). We adopted the provisions of SFAS No. 158 during fiscal year ended September 30, 2007. SFAS No. 158 requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets, compensation increases and a discount rate. At September 30, 2008 and 2007, we accrued $1.8 million and $1.4 million, respectively, for all such liabilities.

In fiscal years 2008 and 2007, we used the following assumptions in accounting for the Taiwan defined benefit pension plan: a discount rate of 2.75%, a rate of compensation increases of 3.00% and an expected long-term rate of return on plan assets of 2.5%. The expected long term rate of return on plan assets is based on a) the five year average return on plan assets of the Trust Department of Bank of Taiwan which is 1.59% and b) the fact that the return on plan assets of the Trust Department of Bank of Taiwan is trending upward. Changes in the above assumptions can impact our actuarially determined obligation and related expense. See Note 11 — Retirement Plans in the Consolidated Financial Statements for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

We consider investments purchased with an original remaining maturity of less than three months at date of purchase to be cash equivalents. All investments were classified as cash and cash equivalents at September 30, 2008 and 2007.

Our exposure to market rate risk for changes in interest rates relates primarily to our investment in money market funds. We do not use leverage or derivative financial instruments in our investment portfolio.

During fiscal year 2007, to reduce administrative costs and liquidity risks, we implemented a change in our practices regarding the investment of our cash which led to the elimination of our holdings of marketable securities and an increase in money market fund investments which are considered cash equivalents. In connection with this change, we sold all of our marketable securities and invested the proceeds in money market funds. Our investment policy permits us to invest in securities with risks greater than those of money market funds and we may do so in the future. A characteristic of money market funds is that their unit values are not generally sensitive to changes in interest rates. Therefore, investors in these funds are generally not subject to the risk of capital loss from sudden changes in interest rates.

In fiscal year 2006, our investments were primarily debt instruments of the U.S. Government and its agencies, municipal bonds, and high-quality corporate notes and by policy, the amount of credit exposure to any one issuer was limited. With these types of investments, a sharp increase in interest rates can have a materially negative impact on the valuation of the securities.

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are primarily denominated in U.S. dollars. However, our international subsidiaries, other than those located in Israel and Hungary, incur a significant portion of their expenses in the local currency. Accordingly, these foreign subsidiaries use their respective local currencies as the functional currency. Our international business is subject to risks typical of an international operation, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Currencies in which we have significant intercompany balances are the Taiwan dollar, Indian

Rupee, Hong Kong dollar, Japanese yen and the Euro. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical and reasonably possible near-term change of 10 percent appreciation/depreciation of the U.S. dollar from September 30, 2008 market rates would be immaterial to our net loss.

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

	Fiscal 2008, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31
	(In thousands, except per share data)

Revenues	$20,002	$19,276	$17,060	$17,364
Gross margin	16,746	16,543	15,258	15,336
Operating income (loss)	(3,577)	(1,874)	290	3,366
Net income (loss)	(4,570)	(2,780)	(1,365)	2,492
Basic earnings (loss) per share	$(0.16)	$(0.10)	$(0.05)	$0.09
Diluted earnings (loss) per share	$(0.16)	$(0.10)	$(0.05)	$0.09
Basic shares used in earnings (loss) per share calculation	27,936	27,574	27,431	27,149
Diluted shares used in earnings (loss) per share calculation	27,936	27,574	27,431	28,961

	Fiscal 2007, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31

Revenues	$15,665	$12,580	$9,048	$9,724
Gross margin	13,351	10,235	6,570	7,170
Operating income (loss)	228	(1,124)	(5,737)	(7,955)
Net loss	(668)	(1,774)	(5,956)	(8,011)
Basic and diluted loss per share	$(0.02)	$(0.07)	$(0.23)	$(0.31)
Basic and diluted shares used in calculating loss per share	26,736	26,001	25,686	25,474

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this annual report, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

B.	Changes in internal control over financial reporting

There has been no change during the quarter ended September 30, 2008 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

C.	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. As a result of this assessment, our management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008. Ernst & Young LLP has issued an attestation report, which appears below.

D.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phoenix Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Phoenix Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended September 30, 2008 of Phoenix Technologies Ltd. and our report dated November 17, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 17, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

We have adopted a code of ethics that applies to all of our directors, executive officers and employees, the most current version of which is available free of charge on our web site at http://www.phoenix.com/About Phoenix/Investors Relations/Corporate Governance.

See Item 1 above for certain information required by this item with respect to our executive officers. The remaining information required by this item will be contained in our definitive proxy statement that we will file pursuant to Regulation 14A in connection with the annual meeting of our stockholders to be held in January 2009 (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

Date: November 18, 2008

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

/s/ WOODSON M. HOBBS Woodson M. Hobbs President and Chief Executive Officer (Principal Executive Officer)	/s/ RICHARD W. ARNOLD Richard W. Arnold Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 18, 2008	Date: November 18, 2008

/s/ MICHAEL M. CLAIR Michael M. Clair Chairman of the Board	/s/ DOUGLAS E. BARNETT Douglas E. Barnett Director

Date: November 18, 2008	Date: November 18, 2008

/s/ MITCHELL TUCHMAN Mitchell Tuchman Director	/s/ RICHARD M. NOLING Richard M. Noling Director

Date: November 18, 2008	Date: November 18, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, on October 1, 2007, Phoenix Technologies, Ltd. adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 17, 2008

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
	(In thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$37,721	$62,705
Accounts receivable, net of allowances of $26 and $84 at September 30,
2008 and September 30, 2007, respectively	6,246	6,383
Other assets — current	8,190	3,496

Total current assets	52,157	72,584
Property and equipment, net	4,125	2,791
Purchased technology and other intangible assets, net	22,323	3,571
Goodwill	54,943	14,497
Other assets — noncurrent	2,994	1,037

Total assets	$136,542	$94,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,855	$1,186
Accrued compensation and related liabilities	6,050	3,922
Deferred revenue	15,010	11,805
Income taxes payable — current	4,099	11,733
Accrued restructuring charges — current	658	1,905
Other liabilities — current	10,318	1,744

Total current liabilities	38,990	32,295
Accrued restructuring charges — noncurrent	8	358
Income taxes payable — noncurrent	13,629	—
Other liabilities — noncurrent	2,508	2,055

Total liabilities	55,135	34,708
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 36,198 and 34,396 shares issued, 28,784 and 26,982 shares outstanding at September 30, 2008 and September 30, 2007, respectively	29	28
Additional paid-in capital	235,562	206,800
Accumulated deficit	(61,786)	(55,311)
Accumulated other comprehensive loss	(466)	(67)
Less: Cost of treasury stock (7,414 shares at September 30, 2008 and 7,414 shares at September 30, 2007)	(91,932)	(91,678)

Total stockholders’ equity	81,407	59,772

Total liabilities and stockholders’ equity	$136,542	$94,480

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
License fees	$64,359	$39,655	$55,942
Subscription fees	132	—	—
Service fees	9,211	7,362	4,553

Total revenues	73,702	47,017	60,495
Cost of revenues:
License fees	519	927	4,727
Subscription fees	164	—	—
Service fees	7,864	7,377	10,073
Amortization of purchased intangible assets	1,272	1,387	3,110

Total cost of revenues	9,819	9,691	17,910

Gross margin	63,883	37,326	42,585
Operating expenses:
Research and development	29,660	19,193	22,865
Sales and marketing	13,269	11,992	35,428
General and administrative	22,512	16,611	21,488
Amortization of acquired intangible assets	—	—	368
Restructuring and related charges	237	4,118	4,618

Total operating expenses	65,678	51,914	84,767

Operating loss	(1,795)	(14,588)	(42,182)
Interest and other income, net	1,602	1,984	1,867

Loss before income taxes	(193)	(12,604)	(40,315)
Income tax expense	6,030	3,805	3,654

Net loss	$(6,223)	$(16,409)	$(43,969)

Loss per share:
Basic and diluted	$(0.23)	$(0.63)	$(1.74)
Shares used in loss per share calculation:
Basic and diluted	27,523	25,976	25,220

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred	Accumulated	Comprehensive	Treasury	Total	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Loss	Stock	Equity	Loss
	(In thousands)

BALANCE, SEPTEMBER 30, 2005	24,987	$33	$183,749	(302)	$5,070	$(1,143)	$(90,443)	$96,964

Stock issued under option and purchase plans	668	1	3,246	—	—	—	—	3,247
Repurchase of common stock	(218)						(1,235)	(1,235)
Reversal of deferred comp due to terminations			(9)					(9)
FAS 123(R) Stock-based compensation	—	—	4,526	302	—	—	—	4,828
Comprehensive loss:
Net loss	—	—	—	—	(43,969)	—	—	(43,969)	$(43,969)
Change in net unrealized gains and losses on investments						34		34	34
Translation adjustment, net of tax of $0	—	—	7	—		309	—	316	309

Comprehensive loss									$(43,626)

BALANCE, SEPTEMBER 30, 2006	25,437	$34	$191,519	$—	$(38,899)	$(800)	$(91,678)	$60,176

Adjustments of prior years	—	(6)	53	—	(3)			44
Stock issued under option and purchase plans	1,545		8,993	—	—	—	—	8,993
FAS 123(R) Stock-based compensation	—	—	6,235	—	—	—	—	6,235
Comprehensive loss:
Net loss	—	—	—	—	(16,409)	—	—	(16,409)	$(16,409)
Change in defined benefit obligation upon adoption of SFAS No. 158						512		512	512
Change in net unrealized gains and losses on investments						(19)		(19)	(19)
Translation adjustment, net of tax of $0						240	—	240	240

Comprehensive loss									$(15,676)

BALANCE, SEPTEMBER 30, 2007	26,982	$28	$206,800	$—	$(55,311)	$(67)	$(91,678)	$59,772

Change in liabilities upon adoption of FIN 48					(252)			(252)
Stock issued under option and purchase plans	866		5,525	—	—	—	—	5,525
Stock issuance due to acquisitions	854	1	10,935					10,936
FAS 123(R) Stock-based compensation	—	—	6,473	—	—	—	—	6,473
Stock-based compensation for Executive Performance Options			5,829					5,829
Retired Restricted Stocks converted to Treasury Stocks	82						(254)	(254)
Comprehensive loss:
Net loss	—	—	—	—	(6,223)	—	—	(6,223)	$(6,223)
Change in defined benefit obligation under SFAS No. 158						(43)		(43)	(43)
Translation adjustment, net of tax of $0						(356)		(356)	(356)

Comprehensive loss									$(6,622)

BALANCE, SEPTEMBER 30, 2008	28,784	$29	$235,562	$—	$(61,786)	$(466)	$(91,932)	$81,407

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,223)	$(16,409)	$(43,969)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	3,224	3,588	6,002
Stock-based compensation	12,302	6,235	4,819
Other non cash charges	79	—	—
Loss from disposal of fixed assets	9	55	11
Deferred income tax	—	—	851
Change in operating assets and liabilities:
Accounts receivable	1,540	2,067	14,429
Prepaid royalties and maintenance	23	73	2,187
Other assets	440	1,600	850
Accounts payable	1,330	(1,872)	964
Accrued compensation and related liabilities	1,128	(230)	258
Deferred revenue	2,521	4,257	(712)
Income taxes	5,617	2,715	(2,354)
Accrued restructuring charges	(1,636)	(2,171)	2,810
Other accrued liabilities	116	(2,347)	34

Net cash provided by (used in) operating activities	20,470	(2,439)	(13,820)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	105,214	283,939
Proceeds from maturities of marketable securities	—	9,500	8,100
Purchases of marketable securities	—	(89,125)	(270,604)
Purchases of property and equipment	(3,095)	(800)	(2,233)
Purchases of technology	—	(3,500)	—
Acquisition of businesses, net of cash acquired	(47,621)	—	(500)

Net cash provided by (used in) investing activities	(50,716)	21,289	18,702

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	5,526	8,993	3,247
Repurchase of common stock	(254)	—	(1,235)

Net cash provided by financing activities	5,272	8,993	2,012

Effect of changes in exchange rates	(10)	119	44

Net increase (decrease) in cash and cash equivalents	(24,984)	27,962	6,938
Cash and cash equivalents at beginning of period	62,705	34,743	27,805

Cash and cash equivalents at end of period	$37,721	$62,705	$34,743

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$792	$813	$6,109
Non-cash investing activity:
Fair value of stock issued in connection with acquisitions	$10,915	—	—

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Phoenix Technologies Ltd. (the “Company”) design, develop and support core system software for personal computers and other computing devices. The Company’s products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices. The Company sells these products primarily to computer and component device manufacturers. The Company also provides training, consulting, maintenance and engineering services to our customers.

The majority of the Company’s revenues come from Core System Software (“CSS”), the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. The Company’s CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by the Company’s customers. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware. The Company believes that its products are incorporated into over 125 million computing devices each year, making it the global market share leader in the CSS sector.

The Company also designs, develops and supports software products and services that provide the users of personal computers with enhanced device utility, reliability and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen, offerings which provides backup, sharing, and synchronization of files and data, and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, service providers and individuals, the Company typically licenses these products to OEMs and ODMs to assist them in making their products attractive to those end-users.

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

Foreign Currency Translation.  The Company has determined that the functional currency of most of its foreign operations, other than those located in Israel and Hungary, is the respective local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions within the Consolidated Statements of Operations are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction losses recorded as part of interest and other income, net totaled $0.2 million, $0.3 million and $0.8 million during fiscal years 2008, 2007 and 2006, respectively.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to: a) allowance for uncollectible accounts receivable; b) accruals for consumption-based license revenues; c) accruals for employee benefits; d) income taxes and realizability of deferred tax assets and the associated valuation allowances; and e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.

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

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements, license revenues from OEMs and ODMs are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. The Company normally recognizes revenues for all consumption prior to the end of the accounting period. Since the Company generally receives quarterly reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, it has put processes in place to reasonably estimate revenues, by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fully Paid-up License Arrangements

During fiscal year 2006, the Company relied on the use of software license agreements with its customers in which they paid a fixed upfront fee for an unlimited number of units, subject to certain Phoenix product or design restrictions (“paid-up licenses”). Revenues from such paid-up license arrangements were generally recognized upfront, provided all other revenues recognition criteria had been met. Effective September 2006, the Company decided to eliminate the practice of entering into paid-up licenses.

Subscription Fees

Subscription fees are revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, back-up, recovery and device management services. Revenue derived from sale of the Company’s on-line subscription services are generally deferred and recognized ratably over the performance period, which typically ranges from one to three years.

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

Cost of Revenues.  Cost of revenues consists of third party license fees, expenses related to subscription services, service fees and amortization of purchased intangible assets. License fees are primarily third party royalty fees, electronic product fulfillment costs, and the costs of product labels for customer use. Expenses related to subscription services are primarily hosting fees associated with customer data, product fulfillment costs, credit card fees and personnel-related expenses such as salaries associated with post-sales customer support costs. Service fees include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs.

Warranty.  The Company generally provides a warranty for its software products and services to its customers for a period of up to 90 days from the date of delivery. The Company warrants its software products will perform materially in accordance with its specifications. The Company also warrants that its professional services will perform consistent with generally accepted industry standards and to materially conform to the specifications set forth in a customer’s signed contract. The Company had not incurred significant expense under its product warranties to date and, thus, no liabilities have been recorded for these contracts as of September 30, 2008 and 2007.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable.  All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit memo data, bad debt write-offs, historical revenue estimate to actual variances, and other known factors. At September 30, 2008 and 2007, the allowance was approximately $26,000 and $84,000, respectively.

Cash Equivalents, Marketable Securities and Other Investments.  The Company considers all highly liquid securities purchased with an original remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented.

Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade receivables. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations and provisions are made for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Two customers accounted for 40% and 11% of accounts receivable as of September 30, 2008. Two customers accounted for 37% and 12% of accounts receivable as of September 30, 2007. No other customers accounted for greater than 10% of accounts receivable at either year-end.

Prepaid Royalties.  The Company entered into long-term agreements with several third party technology partners and paid royalties in advance for software that is incorporated into certain of its products. Prepaid royalties related to developed products are recorded as assets upon acquisition and are charged to cost of revenue based on the greater of (1) the cost associated with actual units shipped during the period, or (2) straight line method over the remaining economic life of the asset. As of September 30, 2008, the remaining useful lives of these assets were one year or less. There were no prepaid royalties for third party licenses at September 30, 2008 and 2007. Amortization of prepaid royalties was approximately $0, $0.1 million and $2.0 million for fiscal years 2008, 2007 and 2006, respectively. In addition to the amounts amortized, $0.7 million of prepaid royalties were written off in fiscal year 2006 since it was determined that their carrying values were not recoverable due to discontinuance of the related product.

Property and Equipment.  Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Amortization of Acquired Intangible Assets.  Purchased intangible assets consist primarily of purchased technology, customer relationships, trade names and non-compete agreements. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In fiscal year 2008, the Company acquired the following intangible assets: a) technology assets valued at $6.0 million, customer relationship valued at $4.8 million and trade names valued at $0.2 million as part of the acquisition of BeInSync Ltd.; b) technology assets valued at $3.4 million, customer relationships valued at $0.1 million, trade name valued at $0.1 million and non-compete agreement valued at $0.1 million as part of the acquisition of TouchStone Software Corporation; and c) technology assets valued at $3.5 million, customer relationships valued at $1.4 million, trade names valued at $0.1 million and non-compete agreements valued at $0.2 million as part of the acquisition of General Software, Inc.

In fiscal year 2007, the Company purchased certain technology assets from XTool Mobile Security, Inc., for $3.5 million in August 2007.

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

The technologies purchased as part of the acquisitions of BeInSync Ltd., TouchStone Software Corporation and General Software, Inc. are used in products which were formerly sold by the acquired companies and are now being sold by Phoenix. Since the technologies are for products which achieved the state of general release, the Company began amortizing the value of the technology acquired upon the acquisition of each company.

The technology purchased from XTool Mobile Security, Inc. has not yet begun to be amortized. This technology is being further developed to become a product, Phoenix FailSafe, to be sold by the Company. When Phoenix FailSafe reaches a state of general release, then amortization will begin for the technology purchased from XTool Mobile Security in accordance with SFAS No. 86.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying value of purchase technology and other intangibles assets, net consisted of the following (in thousands):

	As of September 30, 2008
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount

Purchased technologies	$16,555	$(804)	$—	$15,751
Customer relationships	6,349	(431)	—	5,918
Non compete agreements	279	(13)	—	266
Trade names and other	412	(24)	—	388

	$23,595	$(1,272)	$—	$22,323

As of September 30, 2007
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount

Purchased technologies	$4,958	$(1,146)	$(241)	$3,571
Customer relationships	—	—	—	—
Non compete agreements	—	—	—	—
Trade names and other	—	—	—	—

	$4,958	$(1,146)	$(241)	$3,571

The intangible assets have estimated useful lives ranging from five to seven years for purchased technology, four to five years for customer relationships, two to three years for non-compete agreements and one to four years for trade names and other. Amortization of purchased intangible assets was $1.3 million, $1.1 million, and $2.4 million for fiscal years 2008, 2007 and 2006, respectively. In addition to the amounts amortized, $0.2 million and $0.7 million of software purchased was written off in fiscal years 2007 and 2006, respectively, since it was determined that the carrying value exceeded the net realizable value by this amount. There were no write offs of purchased intangible assets in fiscal year 2008. Amortization and write-down of acquired intangible assets are charged in cost of revenues on the Consolidated Statement of Operations.

At September 30, 2008, the Company expected annual amortization of its purchased intangible assets by fiscal year to be as shown in the following table (in thousands):

Expected
Amortization
Fiscal Year Ending September 30,	Expense

2009	$4,566
2010	4,557
2011	4,530
2012	4,450
2013	3,220
Thereafter	1,000

Total	$22,323

Goodwill.  Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for goodwill in accordance with SFAS No. 142 and Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired, rather than being amortized as previous standards required. The

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted SFAS No. 142 on October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by this statement.

In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at September 30th using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the fiscal years ended September 30, 2008, 2007 and 2006.

Changes in the carrying value of goodwill consisted of the following: (in thousands):

Goodwill

Net balance, September 30, 2006	$14,433
Adjustment	64

Net balance, September 30, 2007	14,497
Additions	40,446

Net balance, September 30, 2008	$54,943

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

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

Stock-Based Compensation.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2008, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for fiscal years 2008, 2007 and 2006 (in thousands):

	Fiscal Years Ended
	September 30,
	2008	2007	2006

Costs and expenses
Cost of revenues	$532	$187	$335
Research and development	3,267	1,425	925
Sales and marketing	1,460	976	1,857
General and administrative	7,043	3,647	1,702

Total stock-based compensation expense	$12,302	$6,235	$4,819

There was no capitalized stock-based employee compensation cost as of September 30, 2008. There was no recognized tax benefit relating to stock-based employee compensation during fiscal year 2007.

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

Defined Benefit Plans.  As of September 30, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. Those provisions also require the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. See Note 11 — Retirement Plans for more information.

Advertising Costs.  The Company expenses advertising costs as they are incurred. The Company recorded advertising expense of approximately $0.6 million, $0.3 million and $2.8 million in fiscal years 2008, 2007 and 2006, respectively.

Computation of Earnings (Loss) per Share.  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 5 — Loss Per Share for more information.

New Accounting Pronouncements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company will be the fiscal year beginning on October 1, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. We adopted SFAS 159 at the beginning of our fiscal year 2008 on October 1, 2008 and did not make any elections for fair value accounting. Therefore, we did not record a cumulative-effect adjustment to our opening retained earnings balance.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. Adoption of SFAS No. 141R will not impact the Company’s accounting for business combinations closed prior to its adoption. The Company will adopt this standard in the fiscal year beginning on October 1, 2009 and is currently evaluating the impact of the adoption of SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary (“SFAS No. 160”). SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which means that it will be effective for the Company’s second quarter of fiscal year 2009. The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

Comprehensive Loss.  The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on investments, foreign currency translation adjustments and defined benefit plans.

At September 30, 2008 and 2007, balances for the components of accumulated other comprehensive loss were as follows (in thousands):

	Fiscal Years Ended September 30,
	2008	2007

Defined benefit obligation under SFAS No. 158	$469	$512
Cumulative translation adjustment	(935)	(579)

Accumulated other comprehensive loss	$(466)	$(67)

Note 3.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands except estimated useful life):

	Estimated Useful	September 30,
	Life (Years)	2008	2007

Computer Hardware and Software	3	$6,798	$7,448
Telephone System	5	395	413
Furniture and fixtures	5	1,707	1,845
Construction in Progress		68	—
Leasehold improvements		2,159	1,393

Subtotal		11,127	11,099
Less: accumulated depreciation		(7,002)	(8,308)

Property and equipment, net		$4,125	$2,791

Depreciation expense related to property and equipment and amortization of leasehold improvements totaled $2.0 million, $2.2 million, and $2.5 million for fiscal years 2008, 2007 and 2006, respectively.

Note 4.	Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent

The following table provides details of other assets — current (in thousands):

	September 30,
	2008	2007

Other assets — current:
Prepaid taxes	$42	$1,868
Prepaid other	909	849
Shares held in escrow	6,962	—
Other assets	277	779

Total other assets — current	$8,190	$3,496

Shares held in escrow represent the value of all of the stock consideration paid by the Company for the acquisition in April 2008 of BeInSync Ltd., amounting to $3.0 million, and half of the stock consideration paid by the Company

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the acquisition in August 2008 of General Software, Inc., amounting to $4.0 million. Per the terms of the purchase agreement for BeInSync Ltd., the shares are to be held in escrow to cover indemnification obligations BeInSync Ltd. or the former shareholders of BeInSync Ltd. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of September 30, 2008 and are held by a third party in escrow. While they will not be released until the one year anniversary of the acquisition closing date, up to 50% of the escrowed shares may be sold on each of the six month and nine month anniversaries of the acquisition closing date, with the proceeds from any such sales remaining in escrow. Per the terms of the purchase agreement for General Software, Inc., the shares are to be held in escrow to cover indemnification obligations General Software, Inc. or the former shareholders of General Software, Inc. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of September 30, 2008 and are held by a third party in escrow. Since these shares are held in escrow and have not yet been distributed to the former shareholders and option holders of BeInSync Ltd. and General Software Inc., the Company must maintain a liability amounting to $7.0 million representing the purchase consideration payable in shares which is classified under the captions “Purchase consideration payable” which is included in “Other liabilities — current” in the Consolidated Balance Sheets.

As of September 30, 2008, $1.9 million, which represents tax payments made relating to the income tax returns for the years 2000 through 2005 filed in Taiwan for which the final tax liability is yet to be settled with the local tax authority, was reclassified from prepaid taxes in other assets — current to long-term prepaid taxes in other assets — noncurrent as a result of a change in the estimate of how long it will take to resolve the related tax issue.

The following table provides details of other assets — noncurrent (in thousands):

	September 30,
	2008	2007

Other assets — noncurrent:
Deposits and other prepaid expenses	$917	$807
Long-term prepaid taxes	1,890	—
Deferred tax	187	230

Total other assets — noncurrent	$2,994	$1,037

The following table provides details of other liabilities — current (in thousands):

	September 30,
	2008	2007

Other liabilities — current:
Accounting and legal fees	1,101	577
Purchase consideration payable	6,962	—
Other accrued expenses	2,255	1,167

Total other liabilities — current	$10,318	$1,744

The following table provides details of other liabilities — noncurrent (in thousands):

	September 30,
	2008	2007

Other liabilities — noncurrent:
Accrued rent	$751	$668
Retirement reserve	1,714	1,317
Other liabilities	43	70

Total other liabilities — noncurrent	$2,508	$2,055

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Loss Per Share

The following table presents the calculation of basic and diluted loss per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2008	2007	2006

Net loss	$(6,223)	$(16,409)	$(43,969)

Weighted average common shares outstanding	27,523	25,976	25,220
Loss per share:
Basic and diluted	$(0.23)	$(0.63)	$(1.74)

Basic and diluted loss per share is identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for fiscal years 2008, 2007 and 2006 amounted to approximately 3,100,000, 4,700,000 and 5,800,000 shares, respectively.

Note 6.	Restructuring Charges

The following table summarizes the activity related to the asset/liability for restructuring charges through September 30, 2008 (in thousands):

	Facilities	Severance	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	2006 Plans	2006 Plans	2007 Plans	2007 Plans	Total

Balance of accrual at September 30, 2005	$1,679	—	—	—	—	$1,679
Provision in fiscal year 2006 plans	—	$4,028	$166	—	—	4,194
Cash payments	(414)	(1,328)	(120)	—	—	(1,862)
True up adjustments	475	(32)	(1)	—	—	442

Balance of accrual at September 30, 2006	1,740	2,668	45	—	—	4,453
Provision in fiscal year 2007 plans	—	—	—	$2,252	$1,492	3,744
Cash payments	(400)	(2,707)	(410)	(1,864)	(948)	(6,329)
True up adjustments	(12)	39	365	7	(4)	395

Balance of accrual at September 30, 2007	1,328	—	—	395	540	2,263
Cash payments	(767)			(440)	(728)	(1,935)
True up adjustments	(46)			45	238	237

Balance of accrual/(other assets) at September 30, 2008	$515	$—	$—	$—	$50	$565

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the fiscal year ended September 30, 2008, approximately $0.2 million of the restructuring liability was amortized and an additional restructuring cost of approximately $0.2 million was recorded related to a change in estimate regarding the expected time to obtain a subtenant, leaving a total estimated unamortized amount of approximately $0.1 million as of September 30, 2008 for the on-going

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease obligations and no remaining outstanding liabilities related to severance costs. There may be additional restructuring charges in future quarters if a sublease agreement is not entered into within the previously anticipated timing and/or terms and conditions.

In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the fiscal year ended September 30, 2008, approximately $13,000 of this restructuring plan’s liability was amortized.

As of September 30, 2008, the first quarter 2007 restructuring plan has an asset balance of $0.1 million which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows, the net balance is classified as an asset rather than a liability.

Fiscal Year 2006 Restructuring Plans

In fiscal year 2006, the Company implemented a number of cost reduction plans aimed at reducing costs which were not integral to its overall strategy and at better aligning its expense levels with its revenue expectations.

In the fourth quarter of fiscal year 2006, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 68 positions. A charge of $2.2 million related to employee severance costs was recorded under the plan. In the third quarter of fiscal year 2006, a restructuring plan designed to reduce operating expenses by eliminating 35 positions and closing facilities in Munich, Germany and Osaka, Japan was approved. A charge of $1.8 million of employee severance costs and $0.2 million of facility closure costs was recorded under this plan in fiscal years 2006 and 2007. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. As of September 30, 2008, there are no remaining outstanding liabilities pertaining to fiscal year 2006 restructuring plans.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million decrease in the first quarter of fiscal year 2007, and $0.1 million increase in the fourth quarter of fiscal year 2007. During the fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During the fiscal year ended September 30, 2008, the Company amortized approximately $0.8 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.5 million as of September 30, 2008.

Note 7.	Income Taxes

The components of income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006

Current:
Federal	$—	$—	$—
State	12	50	18
Foreign	5,810	3,575	2,792

Total current	5,822	3,625	2,810

Deferred:
Federal	142	—	—
State	23	—	—
Foreign	43	180	844

Total deferred	208	180	844

Income tax expense	$6,030	$3,805	$3,654

U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006

U.S.	$(1,700)	$(3,674)	$(21,991)
Foreign	1,507	(8,930)	(18,324)

	$(193)	$(12,604)	$(40,315)

The reconciliation of the United States federal statutory rate to the Company’s income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006

Tax at U.S. federal statutory rate	$(68)	$(4,412)	$(14,110)
State taxes, net of federal tax benefit	12	50	18
Foreign taxes	5,491	6,881	3,636
Valuation allowance	595	1,286	14,110

Income tax expense	$6,030	$3,805	$3,654

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the composition of net deferred tax assets (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006

Deferred tax assets:
Foreign tax credits	$11,374	$10,882	$10,882
Research and development tax credits	10,533	10,341	10,131
Minimum tax credit carryforward	1,213	1,213	1,213
Miscellaneous reserves and accruals	9,178	3,693	3,678
Depreciation and amortization	820	3,113	4,702
State tax credit (net of federal benefit)	2,245	2,094	1,871
Unrealized foreign exchange loss	—	—	153
Net operating loss	10,655	12,443	10,525

Total	46,018	43,779	43,155
Less valuation allowance	(45,831)	(43,549)	(42,691)

Net deferred tax assets	187	230	464
Deferred tax liabilities:
Foreign deferred liabilities	—	—	(36)
Acquisition tax liabilities	(165)	—	—
Miscellaneous other	—	—	(10)

Total deferred tax liabilities	(165)	—	(46)

Net deferred tax assets	$22	$230	$418

For fiscal year 2008, the Company believes a valuation allowance of $45.8 million is required against its U.S. federal and state and certain foreign deferred tax assets under SFAS No. 109. At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. A deferred tax asset amounting to $0.2 million at September 30, 2008 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary. In fiscal year 2008, the valuation allowance increased by approximately $2.3 million as compared to fiscal year 2007. The valuation allowance in fiscal year 2007 increased by approximately $0.9 million as compared to fiscal year 2006.

The Company is permanently reinvesting the historic earnings of certain foreign subsidiaries. Those foreign subsidiaries that are permanently reinvested are ones which if liquidated would give rise to a material amount of U.S. or foreign tax upon liquidation. The amount of foreign earnings permanently reinvested is approximately $8.5 million as of September 30, 2008, and accordingly no U.S. federal tax has been provided on these earnings. Upon distribution of these earnings in the form of dividends or liquidation of one or more of the Company’s foreign subsidiaries, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of $1.7 million as of September 30, 2008. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

As of September 30, 2008, the Company had federal net operating loss carry forwards of $28.0 million, state net operating loss carry forwards of $14.9 million, research and development credits of $10.5 million, foreign tax credit carry forwards of $11.4 million and state research and development tax credits of $2.2 million available to

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset future taxable income. The Company’s carry forwards will expire over the periods 2009 through 2024 if not utilized.

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

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. Accordingly, some of the deferred tax assets may not be available.

The Company is entitled to a tax holiday on its net income earned by the Company’s subsidiary in India until March 2009. The aggregate dollar benefit of the tax holiday during the period from 2006 through September 30, 2008 is not material. The Company is also on a tax holiday in Israel for an indefinite period of time.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 has resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of October 1, 2007 was $15.2 million. During fiscal year 2008, the liability associated with uncertain tax positions increased by $3.2 million, which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan. Accordingly, the amount of unrecognized tax benefits at September 30, 2008 was $18.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2007	$15,159
Additions based on tax positions related to current year	3,352
Additions for tax positions taken in prior years	14
Reductions for tax positions taken in prior years	(177)
Reductions due to lapse of applicable statute of limitations	—

Gross balance at September 30, 2008	18,348
Interest and penalties	536

Balance at September 30, 2008	$18,884

At October 1, 2007, the Company’s total gross unrecognized tax benefits were $15.2 million, of which $10.2 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $3.2 million for fiscal year 2008, which, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan. Although unrecognized tax benefits for individual tax positions may increase or decrease during fiscal year 2008, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2008 or for the next 12 month period.

The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.3 million of interest and penalties accrued at October 1, 2007 and $0.5 million at September 30, 2008.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years affected by the current transfer pricing policy, an exposure of $13.1 million (tax and interest) exists, which as of September 30, 2008 has been fully reserved.

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

Note 8.	Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, we have defined one reportable segment, described below, based on factors such as how we manage our operations and how our chief operating decision maker views results. The reportable segment is established based on the criteria set forth in SFAS No. 131 including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its products, services and geographic regions on other measures of income or expense, such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with SFAS No. 131 is included on the Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.

The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries, and Europe (in thousands):

	Fiscal Years Ended September 30,
	2008	2007	2006

North America	$13,136	$7,616	$6,384
Japan	15,326	7,651	18,302
Taiwan	39,959	26,882	28,556
Other Asian countries	4,132	3,670	5,089
Europe	1,149	1,198	2,164

Total revenues	$73,702	$47,017	$60,495

Two customers accounted for 18% and 14% of the Company’s total revenues in fiscal year 2008. One customer accounted for 18% of the Company’s total revenues in fiscal year 2007. Two customers accounted for 12% and 10% of the Company’s total revenues in fiscal year 2006. No other customer accounted for more than 10% of total revenues in fiscal years 2008, 2007 or 2006.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments and Contingencies

Operating Leases

The Company has commitments related to office facilities under operating leases. As of September 30, 2008, the Company had commitments for $10.9 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations include a net lease commitment for the Irvine, California location of $0.7 million, after sublease income of $0.2 million. The Irvine net lease commitment was included in the Company’s fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) the Company’s facility in Norwood, Massachusetts which has been fully vacated but for which the Company continues to have lease obligations and has, as of October 2008, entered into a sublease agreement for the remainder of the lease term and ii) the Company’s facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. See Note 6 — Restructuring Charges for more information on the Company’s restructuring plans. Total rent expense was $2.6 million, $3.2 million, and $4.1 million in fiscal years 2008, 2007 and 2006, respectively.

On September 30, 2008, future minimum operating lease payments required were as follows (in thousands):

Fiscal Years Ending September 30,

2009	$3,245
2010	2,760
2011	2,024
2012	1,557
2013	1,256
Thereafter	77

Total minimum lease payments	$10,919

Litigation

The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stock-Based Compensation

The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans and the majority of the plans are subject to stockholder approval. NASDAQ corporate governance rules allow for stock-based compensation plans under certain conditions which do not require stockholder approval. Options and awards granted through these plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Prior to April 1, 2008, grants to non-employee directors were fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. Under the Company’s stock plans, as of September 30, 2008, restricted share awards and option grants for 7,585,729 shares of common stock were outstanding from prior awards and 2,821,948 shares of common stock were available for future awards. The outstanding awards and grants as of September 30, 2008 had a weighted average remaining contractual life of 8.1 years and an aggregate intrinsic value of approximately $7.3 million. Of the options outstanding as of September 30, 2008, there were options exercisable for 2,257,847 shares of common stock having a weighted average remaining contractual life of 6.5 years and an aggregate intrinsic value of $3.7 million.

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

As of September 30, 2008, $5.3 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over an amortization period of 1.9 years.

2007 Equity Incentive Plan

In October 2007, the Board of Directors of the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by stockholders in January 2008. Under the 2007 Plan, 3,500,000 shares were authorized by the Board of Directors and approved by the stockholders. Upon the approval of the 2007 Plan, the Company ceased granting new awards under the 1999 Stock Plan (the “1999 Plan”), and the shares available for issuance under the 1999 Plan and subject to outstanding options under the 1999 Plan which are cancelled, expired or forfeited, or for which the underlying shares are repurchased, are now reserved for issuance under the 2007 Plan. As of September 30, 2008, an additional 622,403 forfeited and cancelled 1999 Plan shares were added to the 2007 Plan. At September 30, 2008, the total shares authorized in the 2007 Plan was 4,122,403, with 1,667,855 shares of common stock outstanding from prior awards and 2,454,548 available for future awards.

The 2007 Plan is administered by the Compensation Committee (the “Committee”) of the Board of Directors, and the Committee authorizes the issuance of stock-based awards including incentive stock options, non-statutory stock options and stock awards to officers, employees and consultants. Stock options are granted at an exercise price of not less than the fair value of the Company’s common stock on the date of grant; the Committee determines the prices of all other forms of stock awards in accordance with the terms of the Plan. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. Promotion or merit-based stock option grants vest at a rate of 6.25% quarterly over a period of 48 months. All stock option grants generally expire

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ten years after the date of grant, unless the option holder terminates employment of his or her relationship with the Company prior to the expiration date. Vested options granted under the 2007 Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to directors or certain executives, in which case the option may be exercised up to 6 months following the date of termination, or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

2008 Acquisition Equity Incentive Plan

In April 2008, the Board of Directors of the Company adopted the 2008 Acquisition Equity Incentive Plan (the “2008 Acquisition Plan”). Under the 2008 Acquisition Plan, at September 30, 2008, 650,000 shares had been authorized by the Board of Directors with 322,600 shares of common stock outstanding from prior awards and 327,400 available for future awards.

The 2008 Acquisition Plan is administered by the Committee and authorizes the issuance of stock-based awards, including non-statutory stock options and stock awards, to employees of companies that Phoenix acquires and to other persons the Company may issue securities to without stockholder approval in accordance with applicable NASDAQ rules. Stock options are granted at an exercise price of not less than the fair value of the Company’s common stock on the date of grant; the Committee determines the prices of all other forms of stock awards in accordance with the terms of the 2008 Acquisition Plan. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or his or her relationship with the Company prior to the expiration date. Vested options granted under the 2008 Acquisition Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to directors or certain executives, in which case the option may be exercised up to 6 months following the date of termination, or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the stockholders in November 2001. In March 2006 and January 2008, the stockholders approved amendments to the Purchase Plan to increase the number of shares reserved. At September 30, 2008, 1,750,000 shares had been authorized by the Board of Directors and approved by the stockholders for purchase under the Purchase Plan, with 1,397,347 shares of common stock already purchased by employees and 352,653 shares available for future issuances. The executive officers of the Company do not participate in the Purchase Plan.

The Committee administers the Purchase Plan. The purpose of the Purchase Plan is to provide employees who participate in the Purchase Plan with an opportunity to purchase the Company’s common stock through payroll deductions. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the first day of the offering period or (b) the applicable purchase date within such offering period. A 12-month offering period for new participants commences every six months, generally on the first business day of June and December of each year. The offering period is divided into two six-month purchase periods. In the event that the fair market value of the Company’s common stock is lower on the first day of a subsequent six month purchase period within the 12-month offering period than it was on the first day of that

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 12-month offering period. Purchases are limited to up to $12,500 and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to the Company’s capital structure. Directors and executive officers are not allowed to participate in the Purchase Plan.

Employees purchased 308,665 shares of the Company’s common stock through the Company’s Purchase Plan in fiscal year 2008. Purchases through the Purchase Plan in fiscal years 2007 and 2006 were 259,047 and 263,132, respectively.

Other Stock-Based Plans

The Company has eight other stock-based compensation plans from which no additional shares are available for future grant — the 1994 Equity Incentive Plan (the “1994 Plan”), the 1996 Equity Incentive Plan (the “1996 Plan”), the 1997 Nonstatutory Stock Option Plan (the “1997 Plan”), the 1998 Stock Plan (the “1998 Plan”), the 1999 Stock Plan (the “1999 Plan”), the 1999 Director Option Plan (the “Director Plan”), the Non-Plan Stock Option Agreement-Woodson Hobbs (the “CEO Plan”) and the Non-Plan Stock Option Agreement-Rich Arnold (the “CFO Plan”).

The following table summarizes total plan shares authorized and number of shares outstanding as of September 30, 2008:

	Number of Shares	Number of Shares
Stock-Based Compensation Plans	Authorized	Outstanding

1994 Plan	1,500,000	5,000
1996 Plan	800,000	78,511
1997 Plan	1,317,576	359,900
1998 Plan	780,000	371,261
1999 Plan	4,977,597	3,144,602
Director Plan	680,000	86,000
CEO Plan	1,000,000	950,000
CFO Plan	600,000	600,000

The 1994, 1996, 1998, and 1999 Plans allow for the issuance of incentive and non-statutory stock options, as well as restricted stock to employees, directors and consultants of the Company. Only employees may receive an incentive stock option. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or their relationship with the Company. Non-statutory stock options granted from the 1994 and 1996 Plans may not be granted at less than 85% of the closing fair market value on the date of grant and incentive options at less than the closing fair market value on date of grant. Options granted from the 1998 and 1999 Plans have an exercise price equal to 100% of the closing fair market value on the date of grant. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36 month period. Focal stock option grants generally vest at a rate of 6.25% quarterly over a period of 48 months. Vested options granted under the 1994, 1996, 1998 and 1999 Plans generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to executives or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

The Director Plan allowed for issuance of non-statutory stock options to non-employee directors upon the director’s election or appointment to the Board or upon the annual anniversary date of which each non-employee

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director became a director. All stock options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire ten years from the date of grant and are fully vested on the date of grant. Vested options generally may be exercised for six months after termination of the director’s service to the Company, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The terms of the Director Plan were incorporated into the 2007 Plan as of January 2008; provided, however grants to directors made on or after April 2008 vest monthly over three years, with 25% of the total shares immediately vesting on the date of grant. The number of shares subject to any outstanding award and the exercise price under the Director Plan are subject to adjustments in the event of a change relating to the Company’s capital structure.

The 1997 Plan allowed for the issuance of non-statutory stock options, as well as restricted stock to non-executive employees and consultants of the Company. Officers and directors of the Company were not eligible to receive option grants under the 1997 Plan. Options granted under the 1997 Plan are generally not transferable other than by will or the laws of descent and distribution, and may be exercised only by the employee during their lifetime. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36 month period. Focal stock option grants generally vest at a rate of 6.25% quarterly over a period of 48 months. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

Each of the Company’s CEO and CFO were initially granted non-qualified stock options pursuant to stand-alone, non-plan option agreements that were not stockholder approved, under applicable NASDAQ rules, upon their employment with the Company. Subject to certain vesting acceleration provisions these initial stock option grants vest over 48 month period, with 25% of the total shares vesting on the first anniversary of the date of grant and the remaining shares vesting 2.08% monthly over the remaining period of 36 months, conditioned upon the their continued employment of the option holder with the Company. The term of the options was ten years from the date of grant unless sooner terminated. The CEO or CFO may elect to exercise their options with respect to unvested shares and enter into a Restricted Stock Purchase Agreement providing the Company with a repurchase right for the unvested shares. This repurchase right lapse at the same rate as the options would have otherwise vested. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

The following table sets forth the option activity under the Company’s stock option plans for fiscal years 2008, 2007 and 2006 (in thousands, except per-share and contractual life amounts):

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Activity
			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in Years)	Value (In thousands)

Balance as of September 30, 2005	6,596	$8.60	6.90	$5,173
Options granted	3,194	5.25
Options exercised	(363)	5.22		529
Options canceled	(2,042)	7.75

Balance as of September 30, 2006	7,385	7.56	7.23	34
Options granted	1,939	7.46
Options exercised	(1,285)	6.17		3,426
Options canceled	(3,132)	8.74

Balance as of September 30, 2007	4,907	7.13	8.10	19,505
Options granted	3,520	10.58
Options exercised	(558)	7.30
Options canceled	(465)	10.16

Balance as of September 30, 2008	7,404	$8.57	8.13	$7,315
Exercisable at September 30, 2008	2,258	$7.70	6.47	$3,715

On September 30, 2008, the number of shares available for grant under all stock option plans were approximately 2,822,000.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for fiscal years 2008, 2007 and 2006 are $6.41, $4.62, and $4.96, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for fiscal years 2008, 2007 and 2006 are $3.67, $2.75, and $2.46, respectively. The total intrinsic value of options exercised for fiscal years 2008, 2007 and 2006 is $3.2 million, $3.4 million, and $0.5 million, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2008 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise	of	Exercise
Exercise Prices	Shares	(in Years)	Price	Shares	Price

$ 4.06 - $ 4.51	889	7.95	$4.46	435	$4.45
$ 4.58 - $ 4.89	257	7.44	4.82	110	4.82
$ 5.05 - $ 5.05	900	7.93	5.05	450	5.05
$ 5.06 - $ 8.02	748	6.96	7.04	467	6.91
$ 8.09 - $ 8.50	574	7.98	8.45	190	8.43
$ 8.52 - $ 8.52	1,280	9.01	8.52	7	8.52
$ 8.62 - $10.70	1,010	8.67	10.15	226	9.35
$10.71 - $11.65	838	9.68	11.03	31	10.89
$11.70 - $15.97	747	7.17	13.86	214	14.15
$16.06 - $21.13	161	3.43	17.44	128	17.71

$ 4.06 - $21.13	7,404	8.13	$8.57	2,258	$7.70

The fair value of the options granted in fiscal years 2008, 2007 and 2006 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model. Assumptions used for valuing options granted during fiscal years ended September 30, 2008, 2007 and 2006 are as follows:

	Employee Stock Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006

Expected life from grant date (in years)	3.3 - 10.0	3.6 - 10.0	3.6 - 10.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	2.2 - 4.4%	4.5 - 5.0%	4.3 - 5.1%	1.9 - 3.7%	4.5 -5.1%	3.8 - 5.0%
Volatility	0.5 - 0.7	0.5 - 0.7	0.6 - 0.8	0.4 - 0.6	0.4 - 0.7	0.4 - 0.6
Dividend yield	None	None	None	None	None	None

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity for fiscal years 2008, 2007 and 2006 is as follows (in thousands, except per-share amounts):

		Weighted Average
	Non-Vested Number of	Grant-Date Fair
	Shares	Value

Nonvested stock at September 30, 2005	40	$5.38
Granted	441	4.96
Vested	—	—
Forfeited	(30)	5.38

Nonvested stock at September 30, 2006	451	4.97
Granted	125	4.88
Vested	(5)	5.38
Forfeited	(273)	4.98

Nonvested stock at September 30, 2007	298	4.92
Granted	—	—
Vested	(109)	4.82
Forfeited	(7)	5.12

Nonvested stock at September 30, 2008	182	$4.97

As of September 30, 2008, $0.7 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.0 years.

Note 11.	Retirement Plans

Defined Contribution Plans.  The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal years 2008, 2007 and 2006 were $0.3 million, $0.3 million and $0.5 million, respectively.

The Company also has a defined contribution plan that covers the Taiwan employees who are not covered by the Taiwan defined benefit plan which is described below. The defined benefit plan is for employees who joined the Company prior to June 30, 2005 while the defined contribution plan is for those employees who joined the Company after that date. Employees may elect to contribute up to 6% of monthly wages to their pension account, and the Company contributes 6% of monthly wages as specified in a Table of Monthly Wages and Contribution Rates specified by the Taiwanese Bureau of Labor Insurance. The Company’s contributions to the Taiwan defined contribution plan for fiscal years 2008, 2007 and 2006 were $0.1 million, $0.1 million and $0.1 million, respectively.

Defined Benefit Plans.  The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. The defined benefit plan for the Company’s employees in Taiwan forms the vast majority of the Company’s liability for defined pension plans. The liability and the payments associated with other defined benefit

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans are not significant. At September 30, 2008 and 2007, the Company had accrued $1.8 million and $1.4 million, respectively, for all such liabilities.

For the Company’s defined benefit plan for its employees in Taiwan, employees make no payments into the plan, but a benefit is paid to employee upon retirement based on age of the employee and years of service. During the fiscal year ended September 30, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the Company’s Consolidated Balance Sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. As a result of adoption of SFAS No. 158 in September 2007, the Company recorded $0.5 million of net gain to accumulated other comprehensive loss.

The Company’s pension plan weighted-average asset allocation as of September 30, 2008 and September 30, 2007 by asset category was as follows:

	September 30,
Asset Category:	2008	2007

Bank deposits	33.8%	42.7%
Government loan	1.7%	2.6%
Equity securities	11.4%	12.2%
Short-term loan	9.2%	7.7%
Government & company bonds	11.5%	13.0%
Overseas investment	5.3%	11.7%
Others	27.1%	10.1%

Total	100.0%	100.0%

Key metrics of the pension plan are (in thousands):

	September 30,
	2008	2007

Accumulated benefit obligation	$(1,457)	$(1,304)
Projected benefit obligation	$(2,032)	$(1,735)
Fair value of plan assets	$737	$624
Funded status	$(1,295)	$(1,111)
Net periodic benefit costs	$250	$159

The following assumptions were used in accounting for the Taiwan defined benefit pension plan: a discount rate of 2.75%, a rate of compensation increases of 3.00% and an expected long-term rate of return on plan assets of 2.5%. The expected long term rate of return on plan assets is based on a) the five year average return on plan assets of the Trust Department of Bank of Taiwan which is 1.59% and b) the fact that the return on plan assets of the Trust Department of Bank of Taiwan is trending upward.

As of September 30, 2008, the Company had an amount of $0.5 million recorded under accumulated other comprehensive income that will be amortized to net periodic benefit cost in future periods. In fiscal year 2009, the Company expects the amortization from accumulated other comprehensive loss to net period benefit cost to be approximately $12,000. The Company estimates that employer contributions to the defined benefit plans for fiscal year 2009 will be approximately $88,000.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Business Combinations

BeInSync Ltd.

On April 30, 2008, the Company acquired 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync was a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The Company believes the acquisition of BeInSync will further strengthen its leadership at the core of the PC industry by including new products in its portfolio and will enhance the Company’s ability to respond to consumer and business needs for secure and “always available” web access to their digital assets as well as automatic protection of PC programs and data. Under the terms of a Share Purchase Agreement entered into on March 26, 2008, the Company paid approximately $20.8 million, comprised of $17.3 million in cash consideration, $3.0 million in equity consideration and $0.5 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from BeInSync and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS No. 141”). Goodwill recorded under this transaction is deductible for tax purposes.

The following table reflects the preliminary allocation of total purchase price of $20.8 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$11,611
Purchased technology	6,026	5
Sandisk customer relationship	4,772	5
Trade name and other	207	5
Net liabilities assumed	(1,787)

Total purchase price	$20,829

The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until fiscal 2009.

TouchStone Software Corporation

On July 1, 2008, the Company acquired TouchStone Software Corporation, a company incorporated under the laws of the State of Delaware (“TouchStone”). TouchStone was a global leader in online PC diagnostics and software update technology. The Company believes the acquisition of TouchStone will enable it to develop a strong online presence and infrastructure for web-based automated service delivery. Under the terms of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Andover Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and TouchStone dated as of April 9, 2008, the Company paid approximately $19.1 million in connection with the acquisition, comprised of $18.7 million in cash consideration and $0.4 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from TouchStone and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141, which is not deductible for tax purposes.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the preliminary allocation of total purchase price of $19.1 million to the net assets acquired based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$13,950
Purchased technology	3,444	5
Customer relationships	146	4
Trade name	90	5
Non compete agreement	57	2
Net assets acquired	1,413

Total purchase price	$19,100

The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until fiscal 2009.

General Software, Inc.

On August 31, 2008, the Company acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). General Software is a leading provider of embedded firmware that is used in millions of devices around the world. The Company believes the acquisition of General Software will further strengthen its position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of the Company’s products to devices that use embedded processors. Under the terms of a Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 23, 2008, the Company paid approximately $20.0 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.4 million of direct transaction costs. In addition, upon certain conditions being met, including the Company’s common stock price one year after the closing of the acquisition relative to the stock price set forth in the Purchase Agreement, the former stockholder of General Software will be entitled to receive an additional amount up to a maximum of $0.3 million. The purchase price exceeded the fair value of net tangible and intangible assets acquired from General Software and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141, which is deductible for tax purposes.

The following table reflects the preliminary allocation of total purchase price of $20.0 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$14,884
Purchased technology	3,514	5
Customer relationships	1,431	5
Trade names	115	4
Non compete agreements	223	3
Net liabilities assumed	(240)

Total purchase price	$19,927

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the amount included in the table above, the Company allocated approximately $63,000 to in-process research and development which was expensed as research and development expense in the Consolidated Statement of Operations upon closing of the acquisition.

The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until fiscal 2009.

Unaudited Pro forma information

The results of operations for BeInSync, TouchStone and General Software have been included in the Company’s Consolidated Statements of Operations since the completion of the acquisitions during fiscal year 2008.

The following unaudited pro forma financial information presents the combined results of the Company and the 2008 acquisitions as if the acquisitions had occurred at the beginning of fiscal year 2007 (in thousands, except per share amounts):

	For the Years Ended September 30,
	2008	2007

Net revenue	$81,032	$55,762
Loss from operations	(8,219)	(20,725)
Net loss	(11,787)	(22,634)
Loss per share:
Basic and diluted	(0.43)	(0.87)
Shares used in loss per share calculation:
Basic and diluted	27,523	25,976

The unaudited pro forma basic and diluted net loss per share computations are based upon the weighted-average outstanding common stock of the Company during the years presented. The 190,000 shares and 331,000 shares which were included as part of the purchase consideration paid for BeInSync and General Software, respectively, are not included in the number of shares used in the calculation of basic loss per share in accordance with SFAS No. 128 since these shares are contingently issuable.

The unaudited pro forma financial information is based on estimates and assumptions, which the Company believes are reasonable; and are not necessarily indicative of future results or of actual results that would have been achieved had the above referred acquisitions occurred as of the dates described. The unaudited pro forma financial statements do not give effect to any cost savings or incremental costs that may result from the integration of operations of the entities acquired. The unaudited pro forma supplemental information includes incremental intangible asset amortization as a result of the acquisitions.

Note 13.	Subsequent Event

In October 2008, the Company entered into a sublease agreement with a third party for the remainder of the lease term of 30 months for approximately 11,000 square feet of the Norwood, Massachusetts office space at an average annual rent of approximately $167,000. Terms of the sublease are substantially the same as those used to estimate the restructuring charge. See Note 6 — Restructuring Charges for more information on the Company’s restructuring plans.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE FISCAL YEARS ENDED SEPTEMBER 30

	Balance at
	Beginning of				Balance at
Fiscal Years Ended	Year	Provisions	Deductions(1)	Other	End of Year
	(In thousands)

ALLOWANCES FOR ACCOUNTS RECEIVABLE
September 30, 2008	$84	42	(100)	—	$26
September 30, 2007	$463	165	(544)	—	$84
September 30, 2006	$681	480	(698)	—	$463

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable, recoveries of previously reserved amounts, and the reduction of allowances.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated April 9, 2008 by and among Phoenix, Andover Merger Sub, Inc. and TouchStone Software Corporation (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.2		Form of Voting Agreement (incorporated herein by reference to Exhibit 2.2 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.3		Share Purchase Agreement dated as of March 26, 2008 by and among Phoenix, BeInSync Ltd., the Shareholders of BeInSync Ltd. and the Representative of the Shareholders (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
2.4		Stock Purchase Agreement dated as of July 23, 2008 by and among Phoenix, General Software, Inc., the Shareholder of General Software, Inc., and the Representative of the Shareholder.
3.1		Amended and Restated Certificate of Incorporation of Phoenix dated January 2, 2008 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.2		By-laws of Phoenix as amended through September 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Current Report on Form 8-K filed with the SEC on September 22, 2008).
4.1		Amended and Restated Preferred Share Purchase Rights Plan dated as of October 5, 2007 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 9, 2007).
10	.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for fiscal year ended September 30, 1995).
10	.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).
10	.3*	1997 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).
10	.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).
10	.5*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).
10	.5.1*	Form of Stock Option Agreement for 1999 Director Option Plan (incorporated herein by reference to Exhibit 10.6.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6*	1999 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).
10	.6.1*	Form of Stock Option Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.7.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6.2*	Form of Option Agreement for performance-based stock options for Woodson Hobbs, Richard Arnold, Gaurav Banga and David Gibbs (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.6.3*	Form of Restricted Stock Purchase Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.6.2 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10	.7*	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.7.1*	Form of Stock Option Agreement for 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.8*	2008 Acquisition Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10	.9*	2001 Employee Stock Purchase Plan, as amended and restated as of September 19, 2007 and generally effective as of December 1, 2007 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).

Exhibit
Number		Description

10	.10*	Director Compensation Plan effective as of April 1, 2008 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10	.11*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.9 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10	.12*	Offer Letter dated September 6, 2006 between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.13*	Stock Option Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.14*	Restricted Stock Purchase Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.15*	Severance and Change of Control Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.16*	Severance and Change of Control Agreement between Phoenix and Richard Arnold (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10	.17*	Form of Severance and Change of Control Agreement between Phoenix and each of Gaurav Banga and Timothy Chu (incorporated herein by reference to Exhibit 10. 21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).
10	.18*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10	.19*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.20		Amendment to Technology and License Services Agreement dated as of November 15, 2007 by and between Phoenix and Quanta Computer Inc. (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.21		Technology Licensing and Services Agreement dated as of April 26, 2007 by and between Phoenix and Lenovo (Singapore) Pte. Ltd.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (see signature page).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.