Form 10-Q
period 2008-12-31
PHOENIX TECHNOLOGIES LTD
filed 2009-01-30
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to                     .
Commission file number 0-17111
PHOENIX TECHNOLOGIES LTD.
(Exact name of Registrant as specified in its charter)

Delaware	04-2685985

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)
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
     Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
     As of January 28, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 29,064,475.

PHOENIX TECHNOLOGIES LTD.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; benefits resulting from recent acquisitions; purchase price and purchase price allocations relating to recent acquisitions; plans to improve and enhance existing products; plans to develop and market new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans” and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
     Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to meet our capital requirements in the future; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our Core System Software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; our ability to generate additional capital on terms acceptable to us; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; fluctuations in our operating results; the effects of any software viruses or other breaches of our network security; our ability to convert free users to paid customers and retain customers for our subscription services; storage of confidential customer information; our ability to effectively manage our rapid growth; defects or errors in our products and services; consolidation in the industry we operate in; internet infrastructure; risk associated with usage of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; and changes in our effective tax rates. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
     For a more detailed discussion of these and other risks associated with our business, see “ Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	September 30,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$31,219	$37,721
Accounts receivable, net of allowances	4,889	6,246
Other assets — current	8,851	8,190

Total current assets	44,959	52,157

Property and equipment, net	4,988	4,125
Purchased technology and other intangible assets, net	21,280	22,323
Goodwill	55,183	54,943
Other assets — noncurrent	3,132	2,994

Total assets	$129,542	$136,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,413	$2,855
Accrued compensation and related liabilities	3,466	6,050
Deferred revenue	15,054	15,010
Income taxes payable — current	3,634	4,099
Accrued restructuring charges — current	354	658
Other liabilities — current	9,845	10,318

Total current liabilities	35,766	38,990

Accrued restructuring charges — noncurrent	49	8
Income taxes payable — noncurrent	14,680	13,629
Other liabilities — noncurrent	2,666	2,508

Total liabilities	53,161	55,135

Stockholders’ equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	239,495	235,562
Accumulated deficit	(71,130)	(61,786)
Accumulated other comprehensive loss	(47)	(466)
Less: Cost of treasury stock	(91,967)	(91,932)

Total stockholders’ equity	76,381	81,407

Total liabilities and stockholders’ equity	$129,542	$136,542

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31,
	2008	2007
Revenues:
License fees	$14,484	$15,409
Subscription fees	448	—
Service fees	2,434	1,955

Total revenues	17,366	17,364

Cost of revenues:
License fees	88	159
Subscription fees	306	—
Service fees	2,038	1,798
Amortization of purchased intangible assets	1,143	71

Total cost of revenues	3,575	2,028

Gross margin	13,791	15,336
Operating expenses:
Research and development	10,867	5,103
Sales and marketing	5,409	2,871
General and administrative	5,636	3,927
Restructuring	93	69

Total operating expenses	22,005	11,970

Income (loss) from operations	(8,214)	3,366
Interest and other income, net	270	677

Income (loss) before income taxes	(7,944)	4,043
Income tax expense	1,399	1,551

Net income (loss)	$(9,343)	$2,492

Earnings (loss) per share:
Basic	$(0.33)	$0.09
Diluted	$(0.33)	$0.09
Shares used in earnings (loss) per share calculation:
Basic	28,371	27,149
Diluted	28,371	28,961
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(9,343)	$2,492
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,618	550
Stock-based compensation	3,131	1,022
Loss from disposal of fixed assets	—	33
Change in operating assets and liabilities:
Accounts receivable	1,350	1,319
Prepaid royalties and maintenance	(142)	29
Other assets	(642)	332
Accounts payable	569	174
Accrued compensation and related liabilities	(2,527)	(933)
Deferred revenue	45	197
Income taxes	599	1,452
Accrued restructuring charges	(256)	(1,230)
Other accrued liabilities	(440)	530

Net cash provided by (used in) operating activities	(6,038)	5,967

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(1,304)	(615)
Acquisition of businesses, net of cash acquired	(204)	—

Net cash used in investing activities	(1,508)	(615)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	804	2,195
Repurchase of common stock	(35)	—
Principal payments under capital lease obligations	(2)	—

Net cash provided by financing activities	767	2,195

Effect of changes in exchange rates	277	47

Net increase (decrease) in cash and cash equivalents	(6,502)	7,594
Cash and cash equivalents at beginning of period	37,721	62,705

Cash and cash equivalents at end of period	$31,219	$70,299

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of December 31, 2008 and for the three months ended December 31, 2008 and 2007 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim periods presented and financial condition of the Company as of December 31, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
     Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
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
     Volume Purchase Arrangements (“VPA”)
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
     Amortization of Acquired Intangible Assets. Purchased intangible assets consist primarily of purchased technology, customer relationships, non-compete agreements and trade names and others. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
     In fiscal year 2008, the Company acquired the following intangible assets: a) technology assets valued at $6.0 million, customer relationship valued at $4.8 million and trade names valued at $0.2 million as part of the acquisition of BeInSync Ltd. in April 2008; b) technology assets valued at $3.4 million, customer relationships valued at $0.1 million, trade name valued at $0.1 million and non-compete agreement valued at $0.1 million as part of the acquisition of TouchStone Software Corporation in July 2008; and c) technology assets valued at $3.5 million, customer relationships valued at $1.4 million, trade names valued at $0.1 million and non-compete agreements valued at $0.2 million as part of the acquisition of General Software, Inc. in August 2008.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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
     The technology purchased from XTool Mobile Security, Inc. was being further developed to become a product, Phoenix FailSafe, to be sold by the Company. During the three month period ended December 31, 2008, Phoenix FailSafe reached a state of general release, and accordingly, the Company began amortizing the technology purchased from XTool Mobile Security in accordance with SFAS No. 86.
     Carrying value of purchased technology and other intangibles assets consisted of the following (in thousands):

	As of December 31, 2008
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount
Purchased technologies	$16,555	$(1,578)	$—	$14,977
Customer relationships	6,349	(750)	—	5,599
Non compete agreements	279	(39)	—	240
Trade names and others	512	(48)	—	464

	$23,695	$(2,415)	$—	$21,280

	As of September 30, 2008
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount
Purchased technologies	$16,555	$(804)	$—	$15,751
Customer relationships	6,349	(431)	—	5,918
Non compete agreements	279	(13)	—	266
Trade names and other	412	(24)	—	388

	$23,595	$(1,272)	$—	$22,323

     The intangible assets have estimated useful lives ranging from five to seven years for purchased technology, four to five years for customer relationships, two to three years for non-compete agreements and one to four years for trade names and others. Amortization of purchased intangible assets was $1.1 million and $0.1 million for the three month period ended December 31, 2008 and 2007, respectively. In accordance with SFAS No. 144 and SFAS No. 86, the Company had no impairment charge for the three months ended December 31, 2008 and 2007.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     The following table summarizes the expected annual amortization expense of acquired intangibles assets (in thousands):

Expected
Amortization
Expense
Remainder of fiscal year 2009	$3,449
Fiscal year ending September 30,
2010	4,590
2011	4,563
2012	4,457
2013	3,221
2014	500
Thereafter	500

Total	$21,280

     Goodwill. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company accounts for goodwill in accordance with SFAS No. 142 and Statement of Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 142 requires goodwill to be tested for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired, rather than being amortized as previous standards required. The Company adopted SFAS No. 142 on October 1, 2002 and ceased amortizing goodwill as of October 1, 2002 as required by this statement.
     In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at September 30th using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. There was no goodwill impairment recorded by the Company during the three months ended December 31, 2008 and 2007.
     Changes in the carrying value of goodwill consisted of the following (in thousands):

Goodwill
Net balance, September 30, 2008	$54,943
Additions	240

Net balance, December 31, 2008	$55,183

     The $0.2 million adjustment to Goodwill in the current quarter resulted from a $0.1 million increase in both direct transaction costs as well as the net liabilities assumed.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     Income Taxes Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.
     On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 requires that the Company determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is more likely than not of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.
     Stock-Based Compensation. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three month period ended December 31, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2008 and 2007 (in thousands):

	Three months ended December 31,
	2008	2007
Costs and expenses
Cost of revenues	$185	$76
Research and development	895	215
Sales and marketing	458	214
General and administrative	1,593	517

Total stock-based compensation expense	$3,131	$1,022

     There was no capitalized stock-based employee compensation cost as of December 31, 2008. There was no recognized tax benefit relating to stock-based employee compensation during the three months ended December 31, 2008 and 2007.

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
     The fair value of the options granted in the three months ended December 31, 2008 and 2007 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007
Expected life from grant date (in years)	4.0 – 10.0	4.0 – 10.0	0.5 – 1.0	0.5 – 2.0
Risk-free interest rate	1.9 – 3.4%	3.8 – 4.4%	0.7 – 0.9%	3.6 – 3.7%
Volatility	0.6 – 0.7	0.5 – 0.7	1.0 – 1.3	0.4 – 0.6
Dividend yield	None	None	None	None
     The aforementioned inputs entered into the option valuation models the Company uses to fair value the stock option grants are subjective estimates and changes to these estimates will cause the fair value of the stock options and related stock-based compensation expense to vary. To the extent the Company changes the terms of its employee stock-based compensation programs or refines different assumptions in future periods such as the expected term or forfeiture rate, the stock-based compensation expense in future periods may differ significantly from the expense recorded in previous reporting periods.
     Computation of Earnings (Loss) per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 8 — Earnings (Loss) per Share for more information.
     New Accounting Pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”(“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS No. 157 in determining the classification of and accounting for leases.
     In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:
•	nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

•	reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable;

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
     As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2.
     In October, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 became effective upon issuance and clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. Adoption of SFAS No. 141R will not impact the Company’s accounting for business combinations closed prior to its adoption. The Company will adopt this standard

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
in the fiscal year beginning on October 1, 2009 and is currently evaluating the impact of the adoption of SFAS No. 141R on its consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS 142-3 on its consolidated financial statements.
Note 2. Fair Values
     On October 1, 2008, the Company adopted Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements", (“SFAS No. 157”), for its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
     SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:
•	Level 1: the use of quoted prices for identical instruments in active markets;

•	Level 2: the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3: the use of one or more significant inputs that are unobservable and supported by little or no market activity and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     All of the Company’s financial instruments, which represent investments in money market funds and classified as cash equivalents in the Condensed Consolidated Balance Sheet, are carried at fair value.
     The following table summarized the carrying amounts and fair values of assets subject to fair value measurements at December 31, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$11,360	$11,360	—	—

Total	$11,360	$11,360	—	—

     As of December 31, 2008, the Company did not have any Level 2 or Level 3 financial assets or liabilities.
     The adoption of SFAS No. 157 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     On October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. The Company adopted SFAS No. 159 on October 1, 2008 and did not make any elections for fair value accounting. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.
Note 3. Comprehensive Income (Loss)
     The following are the components of comprehensive income (loss) (in thousands):

	Three months ended December 31,
	2008	2007
Net income (loss)	$(9,343)	$2,492
Other comprehensive income (loss)
Net change in defined benefit obligation	(3)	(4)
Net change in cumulative translation adjustment	422	(32)

Comprehensive income (loss)	$(8,924)	$2,456

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 4. Restructuring Charges
     The following table summarizes the activity related to the asset/liability for restructuring charges through December 31, 2008 (in thousands):

	Facilities	Severance	Facilities
	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2003 Plan	Fiscal Year 2007 Plans	Fiscal Year 2007 Plans	Total
Balance of accrual at September 30, 2007	$1,328	$395	$540	$2,263
Cash payments	(356)	(434)	(493)	(1,283)
True up adjustments	(98)	82	85	69

Balance of accrual at December 31, 2007	874	43	132	1,049
Cash payments	(184)	(38)	(136)	(358)
True up adjustments	—	(3)	47	44

Balance of accrual/(other assets) at March 31, 2008	690	2	43	735
Cash payments	(178)	—	(16)	(194)
True up adjustments	—	(2)	69	67

Balance of accrual/(other assets) at June 30, 2008	512	—	96	608
Cash payments	(49)	—	(51)	(100)
True up adjustments	52	—	5	57

Balance of accrual/(other assets) at September 30, 2008	515	—	50	565
Cash payments	(250)	—	(93)	(343)
True up adjustments	44	—	49	93

Balance of accrual/(other assets) at December 31, 2008	$309	$—	$6	$315

     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. During the three months ended December 31, 2008, approximately $0.1 million of the restructuring liability was amortized and increased the reserve approximately $40,000 due to changes in estimates of sublease income associated with this restructure program. The total estimated unpaid portion of the cost of this restructuring is less than $0.1 million as of December 31, 2008.
     In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended December 31, 2008, the Company amortized approximately $6,000 of this balance associated with this restructuring program.
     As of December 31, 2008, the first quarter 2007 restructuring plan has an asset balance of approximately $88,000 which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.
     Fiscal Year 2003 Restructuring Plan
     In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007 and $0.1 million increase in the fourth quarter of fiscal year 2007. During fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During the three months ended December 31, 2008, the Company amortized $0.3 million of the costs associated with this restructuring program and increased the reserve by approximately $44,000 related to a change in estimates of building related expenses associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.3 million as of December 31, 2008.
Note 5. Property and Equipment, net
     Property and equipment consisted of the following (in thousands except estimated useful life):

	Estimated useful	December 31,	September 30,
	life (years)	2008	2008
Computer hardware and software	3	$7,693	$6,798
Telephone system	5	427	395
Furniture and fixtures	5	2,045	1,707
Construction in progress		14	68
Leasehold improvements		2,403	2,159

Subtotal		12,582	11,127
Less: accumulated depreciation		(7,594)	(7,002)

Property and equipment, net		$4,988	$4,125

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     During the three months ended December 31, 2008, the Company entered into an equipment financing lease for the acquisition of computer hardware. The lease allows the Company to acquire up to a total of $0.5 million in equipment. As of December 31, 2008, the Company had acquired equipment in the aggregate amount of $0.1 million.
     The following is a schedule by years of future minimum lease payments for assets acquired under capital lease together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

Fiscal year ending September 30,
2009	$38
2010	47
2011	47
2012	8

Total minimum lease payments	140
Less: amount representing interest	(8)

Present value of net minimum lease payments	$132

     Depreciation expense related to property and equipment, including computer hardware and software under capital lease, and amortization of leasehold improvements totaled $0.5 million and $0.5 million for the three month period ended December 31, 2008 and 2007, respectively.
Note 6. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	December 31,	September 30,
	2008	2008
Other assets — current:
Prepaid taxes	$51	$42
Prepaid other	1,520	909
Shares held in escrow	6,962	6,962
Other assets	318	277

Total other assets — current	$8,851	$8,190

     Shares held in escrow represent the value of all of the stock consideration paid by the Company for the acquisition in April 2008 of BeInSync Ltd., amounting to $3.0 million, and half of the stock consideration paid by the Company for the acquisition in August 2008 of General Software, Inc., amounting to $4.0 million. Per the terms of the purchase agreement for BeInSync Ltd., the shares are to be held in escrow to cover indemnification obligations BeInSync Ltd. or the former shareholders of BeInSync Ltd. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of December 31, 2008 and are held by a third party in escrow. While they will not be released until the one year anniversary of the acquisition closing date, up to 50% of the escrowed shares may be sold on each of the six month and nine month anniversaries of the acquisition closing date, with the proceeds from any such sales remaining in escrow. Per the terms of the purchase agreement for General Software, Inc., the shares are to be held in escrow to cover indemnification obligations General Software, Inc. or the former shareholders of General Software, Inc. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
and outstanding as of December 31, 2008 and are held by a third party in escrow. Since these shares are held in escrow and have not yet been distributed to the former shareholders and option holders of BeInSync Ltd. and General Software Inc., the Company must maintain a liability amounting to $7.0 million representing the purchase consideration payable in shares which is classified under the captions “Purchase consideration payable” which is included in “Other liabilities — current” in the Condensed Consolidated Balance Sheets.
     The following table provides details of other assets — noncurrent (in thousands):

	December 31,	September 30,
	2008	2008
Other assets — noncurrent:
Deposits and other prepaid expenses	$1,058	$917
Long-term prepaid taxes	1,849	1,890
Deferred tax	225	187

Total other assets — noncurrent	$3,132	$2,994

     The following table provides details of other liabilities — current (in thousands):

	December 31,	September 30,
	2008	2008
Other liabilities — current:
Accounting and legal fees	$775	$1,101
Purchase consideration payable	6,962	6,962
Other accrued expenses	2,108	2,255

Total other liabilities — current	$9,845	$10,318

     The following table provides details of other liabilities — noncurrent (in thousands):

	December 31,	September 30,
	2008	2008
Other liabilities — noncurrent:
Accrued rent	$724	$751
Retirement reserve	1,812	1,714
Other liabilities	130	43

Total other liabilities — noncurrent	$2,666	$2,508

Note 7. Segment Reporting and Significant Customers
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined one reportable segment, described below, based on factors such as how the Company manage its operations and how the chief operating decision maker views results. The reportable segment is established based on the criteria set forth in SFAS No. 131 including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
financial performance. The Company does not assess the performance of its products, services and geographic regions on other measures of income or expense, such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with SFAS No. 131 is included on the Condensed Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues.
     The Company reports revenues by geographic area, which is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe as follows (in thousands):

	Three months ended December 31,
	2008	2007
Revenues:
North America	$3,706	$3,615
Japan	3,847	2,261
Taiwan	8,175	10,051
Other Asian countries	1,104	1,093
Europe	534	344

Total revenues	$17,366	$17,364

     For the three months ended December 31, 2008, two customers accounted for 17% and 12% of total revenues. For the three months ended December 31, 2007, two customers accounted for 25% and 16% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.
Note 8. Earnings (Loss) per Share
     The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three months ended December 31,
	2008	2007
Net income (loss)	$(9,343)	$2,492

Weighted average common shares outstanding	28,371	27,149
Effect of dilutive securities (using the treasury stock method):
Stock options	—	1,551
ESPP	—	51
Restricted stock	—	210

Total dilutive securities	—	1,812

Weighted average diluted common and equivalent shares outstanding	28,371	28,961

Earnings (loss) per share:
Basic	$(0.33)	$0.09
Diluted	$(0.33)	$0.09

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect.
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share were approximately 7.5 million and 0.8 million for the three month periods ended December 31, 2008 and 2007, respectively.
Note 9. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans and the majority of the plans have been approved by our stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by our stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Prior to April 1, 2008, grants to non-employee directors were fully vested on the date of grant. Under the Company’s stock plans, as of December 31, 2008, restricted share awards and option grants for 7.9 million shares of common stock were outstanding from prior awards and 2.4 million shares of common stock were available for future awards. The outstanding awards and grants as of December 31, 2008 had a weighted average remaining contractual life of 8.0 years and an aggregate intrinsic value of approximately $0.3 million. Of the options outstanding as of December 31, 2008, there were options exercisable for 2.5 million shares of common stock having a weighted average remaining contractual life of 6.3 years and an aggregate intrinsic value of nil. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of December 31, 2008, approximately 0.1 million common shares remained available for issuance under the Purchase Plan. The Company intends to temporarily suspend its Purchase Plan program after May 2009, when all the remaining shares under the Purchase Plan are expected to be issued.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     As of December 31, 2008, $3.7 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over a remaining amortization period of 1.6 years.
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(in years)	Value (in thousands)
Outstanding at September 30, 2008	7,403,629	$8.57
Options granted	721,565	4.08
Options exercised	(15,637)	5.60
Options canceled	(407,796)	10.68

Outstanding at December 31, 2008	7,701,761	8.04	8.04	$314

Exercisable at December 31, 2008	2,456,901	$7.60	6.31	$0
     The Company had approximately 7.7 million and 6.1 million options outstanding as of December 31, 2008 and 2007, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the three months ended December 31, 2008 and 2007 are $2.00 and $5.42, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2008 and 2007 are $1.33 and $4.48, respectively. The total intrinsic value of options exercised for the three months ended December 31, 2008 and 2007 are approximately $28,000 and $1.1 million, respectively.
     Non-vested stock activity for the three months ended December 31, 2008 is summarized as follows:

	Three months ended December 31, 2008
		Weighted Average
	Non-vested	Grant-Date Fair
	Number of Shares	Value
Nonvested stock at September 30, 2008	182,100	$4.97
Granted	—	—
Vested	(17,500)	4.53
Forfeited	—	—

Nonvested stock at December 31, 2008	164,600	$4.82

     As of December 31, 2008, $0.6 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 1.8 years.
Note 10. Commitments and Contingencies
Litigation
     The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect the Company’s results of operations,

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
Note 11. Income Taxes
     The Company recorded an income tax provision of $1.4 million for the three months ended December 31, 2008 as compared to an income tax provision of $1.6 million for the three month period ended December 31, 2007. The income tax provisions for the three months ended December 31, 2008 and 2007 were comprised primarily of $0.9 million and $1.3 million, respectively, of foreign income taxes and $0.1 million and $0.1 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan and Japan. The provision for the quarter ended December 31, 2008 also includes an amount of $0.4 million related to U.S. state income taxes and tax impact of amortization expense related to companies acquired in the prior fiscal year.
     The income tax provision for the quarter was calculated based on the results of operations for the three months ended December 31, 2008 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of December 31, 2008, the Company has deferred tax assets of $47.9 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at December 31, 2008 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.
Uncertain Tax Positions
     The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 in fiscal 2008 resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of September 30, 2008 was $18.3 million. During the three months ended December 31, 2008, the liability associated with uncertain tax positions increased by $0.6 million, which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan and Japan. Accordingly, the amount of unrecognized tax benefits at December 31, 2008, excluding interest and penalties, was $19.0 million.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2008	$18,348
Additions based on tax positions related to current year	627

Gross balance at December 31, 2008	18,975
Interest and penalties	590

Balance at December 31, 2008	$19,565

     At October 1, 2008, the Company’s total gross unrecognized tax benefits were $18.3 million, of which $13.5 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $0.6 million in the first three months of fiscal year 2009, which, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan and Japan. Although unrecognized tax benefits for individual tax positions may increase or decrease during fiscal year 2009, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2009 or for the next 12 month period.
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.5 million of interest and penalties accrued at October 1, 2008 and $0.6 million at December 31, 2008.
     As of December 31, 2008, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years affected by the current transfer pricing policy, an exposure of $13.5 million (tax and interest) exists, which as of December 31, 2008 has been fully reserved.
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
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to foreign examinations by tax authorities for years before 2000 and is no longer subject to U.S. examinations for years before 2004.
Note 12. Business Combinations
Transactions completed in Fiscal Year 2008
BeInSync Ltd.
     On April 30, 2008, the Company acquired 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync was a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
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

     The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until the third quarter of fiscal year 2009.
TouchStone Software Corporation
     On July 1, 2008, the Company acquired TouchStone Software Corporation, a company incorporated under the laws of the State of Delaware (“TouchStone”). TouchStone was a global leader in online PC diagnostics and software update technology. The Company believes the acquisition of TouchStone will enable it to develop a strong online presence and infrastructure for web-based automated service delivery. Under the terms of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Andover Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and TouchStone dated as of April 9, 2008, the Company paid approximately $19.1 million in connection with the acquisition, comprised of $18.7 million in cash consideration and $0.4 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from TouchStone and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141. Goodwill recorded under this transaction is deductible for tax purposes.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     The following table reflects the preliminary allocation of total purchase price of $19.1 million to the net assets acquired based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)
Goodwill	$13,955
Purchased technology	3,444	5
Customer relationships	146	4
Trade name	90	5
Non compete agreement	57	2
Net assets acquired	1,408

Total purchase price	$19,100

     The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until the fourth quarter of fiscal year 2009.
General Software, Inc.
     On August 31, 2008, the Company acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). General Software is a leading provider of embedded firmware that is used in millions of devices around the world. The Company believes the acquisition of General Software will further strengthen its position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of the Company’s products to devices that use embedded processors. Under the terms of a Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 23, 2008, the Company paid approximately $20.1 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.5 million of direct transaction costs. In addition, upon certain conditions being met, including based on the Company’s common stock price one year after the closing of the acquisition relative to the stock price set forth in the Purchase Agreement, the former stockholder of General Software will be entitled to receive an additional amount up to a maximum of $0.3 million. The purchase price exceeded the fair value of net tangible and intangible assets acquired from General Software and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141. Goodwill recorded under this transaction is deductible for tax purposes.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
     The following table reflects the preliminary allocation of total purchase price of $20.1 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)
Goodwill	$15,119
Purchased technology	3,514	5
Customer relationships	1,431	5
Trade names	115	4
Non compete agreements	224	3
Net liabilities assumed	(350)

Total purchase price	$20,053

     In addition to the amount included in the table above, the Company allocated approximately $63,000 to in-process research and development which was expensed as research and development expense in the Condensed Consolidated Statement of Operations upon closing of the acquisition in August 2008. During the current quarter ended December 31, 2008, the Company recorded an adjustment to Goodwill amounting to $0.2 million, which resulted from a $0.1 million increase in both direct transaction costs as well as the net liabilities assumed.
     The estimated purchase price and purchase price allocation, as presented above, represents management’s best estimates. These estimates are preliminary, and may change after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates. The purchase price allocation may not be finalized until the fourth quarter of fiscal year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information appearing in this quarterly report.
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
Fiscal Year 2009 First Quarter Overview
     The quarter ended December 31, 2008 represents the beginning of the third year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by us in various public statements, called for restoring the Company’s core business to positive cash flow within the first year and announcing major new products early in the second year. Having achieved these objectives, we informed investors in various public statements that we would now focus on building out industry partnerships to integrate our new products with the offerings of other hardware and software vendors and on expanding our research and development efforts to assist in these integration initiatives.
     Our first quarter of fiscal year 2009 was a challenging one as the global economic downturn and turbulence in the domestic and international financial markets weighed heavily on our customers, especially those that contribute to our traditional CSS license business. Growth in our new and emerging products and services was offset by declines in sales of our CSS products as a result of which our revenues remained at approximately the same level of $17.4 million during the current quarter as had been reported for the corresponding quarter of preceding fiscal year 2008. We believe that our failure to achieve revenue growth in the quarter is a reflection of the dramatic slow down of the economy in the U.S. and other regions across the globe and the effect that the global credit crisis is having on our customers. Specifically, during the last month of the quarter, we experienced a downturn in our license revenue as a result of cautious spending by our large OEM and ODM customers, resellers and system integrators, which we believe to have reflected both reduced end user demand for personal computers (PC) and inventory reductions in the global PC supply chain.
     While the longer term impacts of the current economic uncertainty are hard to predict, we remain committed to our product strategies, which are designed to enable us to exceed the growth rate of the PC industry in future periods. Our new product strategy has already begun to produce results as during the quarter ended December 31, 2008, we started recognizing revenue from the sale of our FailSafe products and signed several new customer agreements related to these products. Shortly after the quarter end, during the first week of January 2009, we also launched the consumer version of our HyperSpace products. Encouraged by the favorable reaction of our major customers to our PC 3.0 vision, we continued to invest heavily during the first quarter in our new product initiatives and businesses despite the market slowdown. As a result, our total expenditures (including operating expenses and cost of revenues) for the current quarter increased by approximately $11.6 million, or 83%, as compared to the same period of preceding fiscal year. During the first quarter of fiscal year 2009, we used net cash of $6.0 million in operating activities as compared to positive net cash flow from operations of $6.0 million during the first quarter of fiscal year 2008.
     During the quarter ended December 31, 2008, we recorded stock compensation expense under SFAS No. 123(R) which included stock options granted to our four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Amortization of expense associated with the Performance Options began during the quarter ended March 31, 2008 and there were no similar charges in the prior comparable period. Total expense recognized in the quarter ended December 31, 2008 from the Performance Options was $1.6 million. (Of this total, $1.1 million is classified as general and administrative expense, $0.3 million is classified as research and development expense and $0.2 million is classified as sales and marketing expense.)

     During the current quarter, we recorded amortization of intangible assets purchased by us mainly through three acquisitions completed in the second half of fiscal year 2008 and also began amortizing the technology purchased in fiscal year 2007 that was associated with the development of our FailSafe product. Total intangible asset amortization expense recognized in the quarter ended December 31, 2008 was $1.1 million as compared to $0.1 million recorded in the corresponding quarter of fiscal year 2008.
     During the first quarter of fiscal year 2009, we executed additional significant long term volume purchase agreements (“VPAs”) with several of our major customers. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. While our total order backlog increased by 26% from $38.0 million at September 30, 2008 to $48.0 million at December 31, 2008, it decreased by $4.0 million, or 8%, from $52.0 million at December 31, 2007. This decline principally related to the fact that during the December 2007 period, we had executed a number of VPA’s with terms which extended for periods of up to 24 months.
     During the quarter ended December 31, 2008, we continued our active recruitment of additional personnel, particularly in research and development. As a result of this recruiting activity and also the additional personnel acquired from the three acquisitions completed in the second half of fiscal year 2008, we increased our total workforce from 346 employees at December 31, 2007 and 510 employees at September 30, 2008 to 562 employees at December 31, 2008.
     Gross margins for the quarter ended December 31, 2008 were $13.8 million, a $1.5 million or 10% decrease, from gross margins of $15.3 million for the same period in fiscal year 2008. Despite slightly improved gross margin on both license fees and service fees revenues, the overall decrease in gross margin resulted primarily from the amortization of purchased intangible assets described above and partially from direct costs associated with subscription fees revenue. There were no subscription fee revenues or associated costs recorded during the quarter ended December 31, 2007.
     Operating expenses for the quarter ended December 31, 2008 were $22.0 million, an increase of 84%, from $12.0 million for the same period in fiscal year 2008. Of the $10.0 million increase, $1.6 million was due to stock based compensation expense resulting from the grant of the Performance Options approved by the Company’s stockholders on January 2, 2008, $4.9 million was due to higher salary and benefits, principally as a result of the increased headcount, $0.5 million was due to higher recruiting costs, $1.4 million was due to increased use of consultants mainly for development and marketing of new products and $1.6 million was due to increased administration and other expenses (due in part to the three acquisitions completed in the second half of fiscal year 2008).
     During the first fiscal quarter of 2009, we experienced lower interest and other income and a marginal decrease in tax expense as compared to the same period in fiscal year 2008. The $0.4 million lower interest and other income was primarily driven by lower net foreign exchange gains, lower interest rates and lower invested cash balances. The tax expense recorded in the first quarter of both fiscal years 2009 and 2008 was principally associated with our operations in Taiwan.
     We experienced a net loss of $9.3 million for the quarter ended December 31, 2008, compared to a net income of $2.5 million for the same period in fiscal year 2008. As described above, this $11.8 million decrease in net income was principally the result of the $1.6 million increase in cost of revenues, a $10.0 million increase in operating expenses, a $0.4 million reduction in interest and other income and a $0.2 million reduction in income tax expense.

Critical Accounting Policies and Estimates
     There have been no significant changes during the three months ended December 31, 2008 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, other than our adoption of the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on October 1, 2008.
     SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value of our Level 1 financial assets, which represents our investments in money market funds, is based on quoted market prices of the identical underlying security in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. As of December 31, 2008, we did not have any Level 2 or Level 3 financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on our Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We did not make any elections for fair value accounting under SFAS No. 159 and accordingly, there was no impact on our Condensed Consolidated Financial Statements for the quarter ended December 31, 2008.
     See Note 2 — Fair Values in the Notes to Condensed Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
     The following table sets forth, for the periods indicated, certain amounts included in our Condensed Consolidated Statements of Operations, the relative percentages that those amounts represent to consolidated revenues (unless otherwise indicated), and the percentage change in those amounts from period to period (in thousands, except percentages):

				Percent of Consolidated
				Revenue
	2008	2007	% Change	2008	2007
Three months ended December 31:

Revenues	$17,366	$17,364	—	100%	100%
Cost of revenues	3,575	2,028	76%	21%	12%

Gross margin	13,791	15,336	(10)%	79%	88%

Research and development	10,867	5,103	113%	63%	29%
Sales and marketing	5,409	2,871	88%	31%	17%
General and administrative	5,636	3,927	44%	32%	23%
Restructuring	93	69	35%	1%	—

Total operating expenses	22,005	11,970	84%	127%	69%

Income (loss) from operations	$(8,214)	$3,366
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Revenues
     Revenues by geographic region for the three months ended December 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007
Three months ended December 31:
North America	$3,706	$3,615	3%	21%	21%
Japan	3,847	2,261	70%	22%	13%
Taiwan	8,175	10,051	(19)%	48%	58%
Other Asian countries	1,104	1,093	1%	6%	6%
Europe	534	344	55%	3%	2%

Total revenues	$17,366	$17,364	—	100%	100%

     Total revenues remained approximately the same at $17.4 million during the current quarter as well as the corresponding quarter of the preceding fiscal year. Revenues for the first three months of fiscal year 2009 for most geographic regions, with the exception of Taiwan, increased over the same period in fiscal year 2008. The 70% increase in revenue from Japan in the current quarter is primarily due to change in our pricing policies and sales practices as a result of which we discontinued the use of fully paid-up licenses and converted to the use of only VPAs and pay-as-you-go consumption based license arrangements. The 19% decline in revenue from Taiwan is mainly due to cautious spending by our large OEM and ODM customers in view of the current economic slowdown.

     Revenues for the three months ended December 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2008	2007	% Change	2008	2007
Three months ended December 31:
License revenues	$14,484	$15,409	(6)%	83%	89%
Subscription revenues	448	—	100%	3%	—
Service revenues	2,434	1,955	25%	14%	11%

Total revenues	$17,366	$17,364	—	100%	100%

     License fees for the first quarter of fiscal year 2009 were $14.5 million, a decrease of 6%, from revenues of $15.4 million for the same period in fiscal year 2008. As a percentage of total revenues, license revenues were 83% in the first quarter of fiscal year 2009 versus 89% for the same period in the previous fiscal year 2008. The decrease in license fees is primarily due to reduced end user demand for PCs and inventory reductions in the global PC supply chain mainly as a result of the weakening global economic environment.
     In the first quarter of fiscal year 2009, we executed additional VPA transactions with certain of our customers with payment terms generally spread over a period of 12-15 months and in one case up to a period of 32 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by us. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the first quarter of fiscal 2009, total order backlog of approximately $48.0 million comprised of $32.9 million of unbilled VPA commitments and $15.1 million of deferred revenue, decreased by 8%, or $4.0 million, from the $52.0 million balance comprised of $40.0 million of unbilled VPA commitments and $12.0 million of deferred revenue at December 31, 2007. We expect to recognize this $48.0 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues. The reduction in the overall order backlog is associated with the execution in the prior year’s quarter of a number of VPA’s with payment terms extending over periods of up to 24 months.
     During the three months ended December 31, 2008, we recognized subscription fee revenues of $0.4 million, which principally resulted from the completion of our acquisitions of BeInSync Ltd. and TouchStone Software Corporation, each of which provide subscription-based services to customers. We did not have similar revenues during the corresponding period of fiscal year 2008.
     Service fees for the three months ended December 31, 2008 were $2.4 million, an increase of $0.5 million, or 25%, from $2.0 million for the same period in fiscal year 2008. As a percentage of total revenues, service fees were 14% in the first quarter of fiscal year 2009 versus 11% for the same period in fiscal year 2008. The increase in service fees is principally a result of the sale of increased number of support service days to our customers.
Cost of Revenues and Gross Margin
     Cost of revenues consists of third party license fees, expenses related to the provision of subscription services, service fees and amortization of purchased intangible assets. License fees are primarily third party royalty fees, electronic product fulfillment costs and the costs of product labels for customer use. Expenses related to subscription services are primarily hosting fees associated with customer data, product fulfillment costs, credit card transaction fees and personnel-related expenses such as salaries associated with post-sales customer support costs. Service fees include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs.
     Cost of revenues increased by $1.6 million, or 76%, from $2.0 million in the three months ended December 31, 2007, to $3.6 million in the three months ended December 31, 2008. Cost of revenues associated with license fees declined by 45%, from approximately $159,000 to $88,000. This decline in costs associated with license fees is principally due to our product strategy of shifting away from the sale of products which had included licensed intellectual property. The decline also is due to lower license fees revenues recognized during the current quarter. Cost of revenues associated with service fees increased by 13%, from $1.8 million to $2.0 million. This increase is primarily due to higher service fees revenue, which increased by 25% during the current quarter as compared to the first quarter of fiscal year 2008. Amortization of purchased intangibles increased from $0.1 million in the first quarter of fiscal year 2008 to $1.1 million in the first quarter of fiscal year 2009 and was mainly associated with (i) the amortization of new intangible assets acquired during second half of fiscal year 2008 and (ii) commencement of amortization of technology acquired in association with the development of FailSafe, which reached a stage of general release during the current quarter ended December 31, 2008.
     Gross margin percentages decreased from 88% of total revenues for the three months ended December 31, 2007 to 79% of total revenues for the same period of current fiscal year 2009. Gross margins for the three months ended December 31, 2008 were $13.8 million, a 10% decrease, from gross margins of $15.3 million in the first quarter of the previous fiscal year 2008. Despite the slightly improved gross margin on license fees and service fees revenues, this decrease resulted principally from the amortization of the purchased intangible assets described above and partially from the direct costs associated with subscription fees revenue. There were no such subscription fees revenues or associated costs recorded during the quarter ended December 31, 2007.
Research and Development Expenses
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs, as well as depreciation of capital equipment.
     Research and development expenses increased by $5.8 million, or 113%, to $10.9 million for the three months ended December 31, 2008 from $5.1 million for the same period in the previous fiscal year 2008. As a percentage of revenues, research and development expenses increased from 29% in the three months ended December 31, 2007 to 63% in the three months ended December 31, 2008.
     The $5.8 million increase in research and development expense for the three months ended December 31, 2008 versus the same period in fiscal year 2008 was principally due to increased payroll and related benefit expenses of $3.1 million and recruiting expenses of $0.2 million associated with increases in the number of engineering and engineering management personnel from 254 to 406, increased stock-based compensation expense of $0.7 million (due in part to the grant of the Performance Options), increased consulting costs of $0.8 million due to the use of additional consultants for new product development and the net cost of facilities and other expenses of $1.0 million. The increase in all the above expense categories was also in part due to three acquisitions completed in the second half of fiscal year 2008.
     The increased research and development spending, and the growth in the number of employees and consultants used in development activities were principally a result of the Company’s expanded investment in the development of its new products. The 34 percentage point increase in research and development expense as a percentage of revenues was a result of the combination of this expense growth and the fact that revenues were, as indicated above, approximately the same in the current quarter as they had been in the corresponding quarter of fiscal year 2008.
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
     Sales and marketing expenses increased by $2.5 million, or 88%, to $5.4 million for the three months ended December 31, 2008 from $2.9 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses increased from 17% in the three months ended December 31, 2007 to 31% in the three months ended December 31, 2008.
     The $2.5 million increase in sales and marketing expenses for the three months ended December 31, 2008 versus the same period in the previous fiscal year was principally due to increased payroll and related benefit expenses of $1.0 million and outsourced recruiting efforts of $0.1 million, increased use of consultants for marketing campaigns of $0.5 million, increased stock-based compensation expense of $0.2 million principally due to the January 2, 2008 grant of the Performance Options and increased facilities and other expenses of $0.7 million. These increases were principally associated with the sales and marketing activities retained following three acquisitions completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products.
     As our revenues for the current quarter remained approximately the same as compared to the corresponding quarter of fiscal year 2008, the 14 percentage point increase in sales and marketing expenses as a percentage of revenues is a result of the increased spending described above.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses increased by $1.7 million, or 44%, to $5.6 million for the three months ended December 31, 2008 from $3.9 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses increased from 23% in the three months ended December 31, 2007 to 32% in the three months ended December 31, 2008.
     The $1.7 million increase in general and administrative expenses for the three months ended December 31, 2008 as compared to the same period in the previous fiscal year was due in part to a $1.1 million increase in stock-based compensation expense which primarily resulted from the grant to executives of the Performance Options approved by stockholders on January 2, 2008. In addition, use of consultants, professional services and outsourced recruiting services increased by $0.3 million and administration and other expenses increased by $0.3 million.

     As our revenues for the current quarter remained approximately the same as compared to the corresponding quarter of fiscal year 2008, the 9 percentage point increase in general and administrative expenses as a percentage of revenues is a result of the increased spending described above.
Interest and Other Income, Net
     Net interest and other income consists mostly of interest income, which is primarily derived from cash and cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets and other miscellaneous expenses/income.
     We earned $0.3 million in net interest and other income for the three months ended December 31, 2008 as compared to $0.7 million for the same period in the previous fiscal year. This decrease in net interest and other income by $0.4 million was principally due to lower net foreign exchange gains, lower interest rates earned during the quarter and lower invested cash balances.
Provision for Income Taxes
     We recorded an income tax provision of $1.4 million for the three months ended December 31, 2008, a marginal decrease from the provision of $1.6 million recorded for the same period in fiscal year 2008.
     Of the $1.4 million income tax provision for the three months ended December 31, 2008, $0.7 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions.
     The income tax provision for the quarter was calculated based on the results of operations for the three months ended December 31, 2008 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.
Acquisitions
     An active acquisition program is an important element of our corporate strategy. We acquired three business entities during fiscal year 2008, all of which were accounted for in accordance with SFAS No. 141, “Business Combinations". See Note 12 — Business Combinations in the Notes to Condensed Consolidated Financial Statements for more information relating to these acquisitions.
     We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur, they could also accelerate the timing of charges.
Financial Condition
     At December 31, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $31.2 million compared to cash and cash equivalents totaling $70.3 million at December 31, 2007 and $37.7 million at September 30, 2008.
     During the three months ended December 31, 2008, cash decreased by $6.5 million mainly as a result of the use of $6.0 million used in operating activities and the use of $1.5 million in investing activities. These cash uses were offset by cash of $0.8 million provided by financing activities and $0.3 million from the effect of changes in currency exchange rates. Cash used in operating activities was primarily due to the net loss of $9.3 million and $2.5 million increase in payments related to accrued compensation and related liabilities partially offset by non-cash charges of $3.1 million for stock-based compensation, $1.6 million for depreciation and amortization and $1.3 million decrease in accounts receivable. Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $1.3 million and additional acquisitions related costs of $0.2 million, while cash provided by financing activities was mainly due to proceeds from stock issuances under stock option and stock purchase plans, net of repurchases.
     We believe that our current cash and cash equivalents and cash available from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. It is likely that we may incur a net loss and negative net cash flow in the remaining period of fiscal year 2009, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures.
Commitments
     As of December 31, 2008, we had commitments for $10.7 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations include a net lease commitment for the Irvine, California location of $0.6 million, after sublease income of $0.3 million. The Irvine net lease commitment was included in our fiscal year 2003 first quarter restructuring plan. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated and for which we have entered into a sublease agreement in October 2008 for the remainder of the term; and ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007. See Note 4 — Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans. In addition, as of December 31, 2008, we are committed to pay $0.1 million for the assets acquired under capital lease arrangements.
     As of December 31, 2008, we had a non-current income tax liability of $14.7 million which was associated primarily with the accrual of income taxes on our operations in Taiwan.
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and those generated from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is likely that we may incur a net loss and negative net cash flow in future quarters during fiscal year 2009, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. There are no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital. Continued investment in our new product initiatives and businesses and future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.
Available Information
     Our website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following and other filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this Quarterly Report or in to any of our other filings with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe there has been no material change in our exposure to market risk from that discussed in our fiscal year 2008 Annual Report filed on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors previously disclosed in Item 1A of Part I of our most recent Annual Report filed on Form 10-K for the fiscal year ended September 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2008, we withheld 4,468 shares of our common stock, at $7.82 per share for a total value of approximately $35,000, from the restricted stock grant held by an employee for purposes of covering the payroll taxes on the vested portion of the employee’s restricted stock grant. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
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

Date: January 30, 2009

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Chief Operating Officer and Chief Financial Officer
Date: January 30, 2009

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