Form 10-Q
period 2009-03-31
PHOENIX TECHNOLOGIES LTD
filed 2009-05-01
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of April 29, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 29,097,176.

PHOENIX TECHNOLOGIES LTD.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: cash flow and future liquidity and financing requirements; research and development and other operating expenses; cost management and restructuring; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our PC 3.0™ vision; recent and future acquisitions; plans to improve and enhance existing products; plans to continue to develop and market our new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans” and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,619	$37,721
Accounts receivable, net of allowances	7,594	6,246
Other assets - current	8,399	8,190

Total current assets	38,612	52,157

Property and equipment, net	5,069	4,125
Purchased technology and other intangible assets, net	8,427	22,323
Goodwill	21,926	54,943
Other assets - noncurrent	2,948	2,994

Total assets	$76,982	$136,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,049	$2,855
Accrued compensation and related liabilities	3,938	6,050
Deferred revenue	16,192	15,010
Income taxes payable - current	3,741	4,099
Accrued restructuring charges - current	440	658
Other liabilities - current	9,802	10,318

Total current liabilities	36,162	38,990

Accrued restructuring charges - noncurrent	46	8
Income taxes payable - noncurrent	14,391	13,629
Other liabilities - noncurrent	2,557	2,508

Total liabilities	53,156	55,135

Stockholders’ equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	241,918	235,562
Accumulated deficit	(126,278)	(61,786)
Accumulated other comprehensive loss	175	(466)
Less: Cost of treasury stock	(92,019)	(91,932)

Total stockholders’ equity	23,826	81,407

Total liabilities and stockholders’ equity	$76,982	$136,542

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues:
License fees	$12,628	$14,818	$27,112	$30,227
Subscription fees	743	—	1,191	—
Service fees	2,447	2,242	4,881	4,197

Total revenues	15,818	17,060	33,184	34,424

Cost of revenues:
License fees	198	83	286	242
Subscription fees	446	—	752	—
Service fees	1,992	1,719	4,030	3,517
Amortization of purchased intangible assets	910	—	2,053	71
Impairment of purchased intangible assets	11,943	—	11,943	—

Total cost of revenues	15,489	1,802	19,064	3,830

Gross margin	329	15,258	14,120	30,594

Operating expenses:
Research and development	10,591	6,569	21,458	11,672
Sales and marketing	5,740	2,769	11,149	5,640
General and administrative	4,998	5,586	10,634	9,513
Restructuring	1,049	44	1,142	113
Impairment of goodwill	33,213	—	33,213	—

Total operating expenses	55,591	14,968	77,596	26,938

Income (loss) from operations	(55,262)	290	(63,476)	3,656

Interest and other income (expenses), net	335	(403)	605	274

Income (loss) before income taxes	(54,927)	(113)	(62,871)	3,930

Income tax expense	221	1,252	1,620	2,803

Net income (loss)	$(55,148)	$(1,365)	$(64,491)	$1,127

Earnings (loss) per share:
Basic	$(1.93)	$(0.05)	$(2.27)	$0.04
Diluted	$(1.93)	$(0.05)	$(2.27)	$0.04

Shares used in earnings (loss) per share calculation:
Basic	28,560	27,431	28,465	27,291
Diluted	28,560	27,431	28,465	29,114
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(64,491)	$1,127
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	3,035	1,051
Stock-based compensation	5,554	4,687
Loss from disposal of fixed assets	(4)	33
Impairment of purchased intangible assets	11,943	—
Impairment of goodwill	33,213	—
Change in operating assets and liabilities:
Accounts receivable	(1,238)	2,261
Prepaid royalties and maintenance	(125)	32
Other assets	(21)	(550)
Accounts payable	(722)	(3)
Accrued compensation and related liabilities	(1,890)	(288)
Deferred revenue	1,306	2,464
Income taxes	447	3,207
Accrued restructuring charges	(161)	(1,476)
Other accrued liabilities	(888)	878

Net cash provided by (used in) operating activities	(14,042)	13,423

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(1,459)	(931)
Acquisition of businesses, net of cash acquired	(204)	—

Net cash used in investing activities	(1,663)	(931)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	804	3,550
Repurchase of common stock	(87)	—

Net cash provided by financing activities	717	3,550

Effect of changes in exchange rates	(114)	238

Net increase (decrease) in cash and cash equivalents	(15,102)	16,280
Cash and cash equivalents at beginning of period	37,721	62,705

Cash and cash equivalents at end of period	$22,619	$78,985

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of March 31, 2009 and for the three and six months ended March 31, 2009 and 2008 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim periods presented and financial condition of the Company as of March 31, 2009. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
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
     Amortization/Impairment of Acquired Intangible Assets. Purchased intangible assets consist primarily of purchased technology, customer relationships, non-compete agreements and trade names and others. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 142 requires intangible assets other than goodwill to be amortized over their useful lives unless their lives are determined to be indefinite.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In fiscal year 2008, the Company acquired the following intangible assets: a) technology assets valued at $6.0 million, customer relationships valued at $4.8 million and trade names valued at $0.2 million as part of the acquisition of BeInSync Ltd. in April 2008; b) technology assets valued at $3.4 million, customer relationships valued at $0.1 million, trade names valued at $0.1 million and non-compete agreements valued at $0.1 million as part of the acquisition of TouchStone Software Corporation in July 2008; and c) technology assets valued at $3.5 million, customer relationships valued at $1.4 million, trade names valued at $0.1 million and non-compete agreements valued at $0.2 million as part of the acquisition of General Software, Inc. in August 2008.
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
     The technology purchased from XTool Mobile Security, Inc. was being further developed to become a product, Phoenix FailSafe, to be sold by the Company. During the quarter ended December 31, 2008, Phoenix FailSafe reached a state of general release, and accordingly, the Company began amortizing the technology purchased from XTool Mobile Security in accordance with SFAS No. 86.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     During the quarter ended March 31, 2009, due to a combination of factors, including the recent and rapid deterioration of global economic conditions, the Company’s operating results including the reduction in force discussed in Note 4 — Restructuring Charges, a substantial and sustained decline in the Company’s market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, it was concluded that there were sufficient indicators to require the Company to perform an interim impairment analysis with respect to goodwill and other long-lived assets as of February 28, 2009. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units based on comparable market prices. As a result of our analysis, during the second quarter of fiscal 2009, the Company recorded an aggregate impairment charge of $11.9 million with respect to its purchased intangible assets. The Company had no impairment charges for the three and six months ended March 31, 2008 or the three months ended December 31, 2008.
     The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of March 31, 2009 and September 30, 2008 (in thousands):

	As of March 31, 2009
	Gross Carrying	Accumulated	Impairment/	Net Carrying
	Amount	Amortization	Write-off	Amount
Purchased technologies	$16,555	$(2,227)	$(6,302)	$8,026
Customer relationships	6,349	(965)	(5,280)	104
Non compete agreements	279	(59)	(145)	75
Trade names and others	512	(74)	(216)	222

	$23,695	$(3,325)	$(11,943)	$8,427

	As of September 30, 2008
	Gross Carrying	Accumulated	Impairment/	Net Carrying
	Amount	Amortization	Write-off	Amount
Purchased technologies	$16,555	$(804)	$—	$15,751
Customer relationships	6,349	(431)	—	5,918
Non compete agreements	279	(13)	—	266
Trade names and other	412	(24)	—	388

	$23,595	$(1,272)	$—	$22,323

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The remaining intangible assets have estimated useful lives ranging from four to seven years for purchased technology, three to five years for customer relationships, two to three years for non-compete agreements and one to four years for trade names and others. Amortization of purchased intangible assets were $0.9 million and $2.0 million for the three and six month periods ended March 31, 2009, respectively, and was $0 and $71,000 for the three and six month periods ended March 31, 2008, respectively.
     The following table summarizes the expected annual amortization expense of the remaining intangibles assets (in thousands):

Expected
Amortization
Expense
Remainder of fiscal year 2009	$862
Fiscal year ending March 31,
2010	1,722
2011	1,720
2012	1,661
2013	1,462
2014	500
Thereafter	500

Total	$8,427

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
     In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at September 30th using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis as described above, the Company performed an interim impairment test for goodwill during the quarter ended March 31, 2009. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The Company performed this analysis with the assistance of a valuation specialist. The significant estimates used included the Company’s weighted average cost of capital, long-term rate of growth and profitability of business and working capital effects. The assumptions are based on the actual historical performance of the Company and take into account the recent weakening of operating results and implied risk premium based on the market price of the Company’s equity as of the assessment date. To validate the reasonableness of the deemed fair value, the Company reconciled the aggregate fair value determined in step one to its enterprise market

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization based on the Company’s stock price and an acquisition premium based on historical data from acquisitions within the same or similar industries. In performing the reconciliation the Company used the average stock price over a range of dates around the valuation date and considered such other relevant quantitative and qualitative factors, which may change depending on the date for which the assessment is made. Based on its analysis, during the second quarter of fiscal 2009, the Company recorded an aggregate goodwill impairment charge of $33.2 million. There was no goodwill impairment recorded by the Company during the three and six months ended March 31, 2008 or the three months ended December 31, 2008.
     The following table summarizes the carrying value and impairment/write off of goodwill (in thousands):

Goodwill
Net balance, September 30, 2008	$54,943
Additions, net	196
Impairments	(33,213)

Net balance, March 31, 2009	$21,926

     The $0.2 million adjustment to goodwill in the six months period ended March 31, 2009 resulted from a $0.1 million increase in both direct transaction costs and the net liabilities assumed.
     Income Taxes Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment.
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
     Stock-Based Compensation. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three and six months ended March 31, 2009 and 2008, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Costs and expenses
Cost of revenues	$90	$131	$286	$207
Research and development	754	941	1,643	1,156
Sales and marketing	310	353	768	567
General and administrative	1,269	2,240	2,857	2,757

Total stock-based compensation expense	$2,423	$3,665	$5,554	$4,687

     There was no capitalized stock-based employee compensation cost as of March 31, 2009. There was no recognized tax benefit relating to stock-based employee compensation during the three and six months ended March 31, 2009 and 2008.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair value of the options granted in the three and six months ended March 31, 2009 and 2008 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

Employee Stock Options
	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Expected life from grant date (in years)	4.0 - 10.0	3.4 - 10.0	4.0 - 10.0	3.4 - 10.0
Risk-free interest rate	1.4 - 2.6%	2.2 - 4.1%	1.4 - 3.4%	2.2 - 4.4%
Volatility	0.7 - 0.8	0.5 - 0.7	0.6 - 0.8	0.5 - 0.7
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Expected life from grant date (in years)	0.5	0.5 - 1.5	0.5 - 1.0	0.5 - 2.0
Risk-free interest rate	0.7%	2.0 - 2.1%	0.7 - 0.9%	2.0 - 3.7%
Volatility	0.9	0.4	0.9 - 1.3	0.4 - 0.6
Dividend yield	None	None	None	None
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
     New Accounting Pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS No. 157 in determining the classification of and accounting for leases.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:
•	nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

•	reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”), and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable; and

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
     As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2 in the fiscal year ending September 30, 2009.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company believes that the adoption of SFAS No. 160 will not have an impact on its consolidated financial statements.

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
     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the adoption of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements.
Note 2. Fair Values
     On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements", (“SFAS No. 157”), for its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
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
     The following table summarized the carrying amounts and fair values of assets subject to fair value measurements at March 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$9,804	$9,804	—	—

Total	$9,804	$9,804	—	—

     As of March 31, 2009, the Company did not have any Level 2 or Level 3 financial assets or liabilities.
     The adoption of SFAS No. 157 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     On October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. Upon adoption of SFAS No. 159, the Company did not make any elections for fair value accounting. Therefore, the Company did not record a cumulative-effect adjustment to its opening retained earnings balance.
Note 3. Comprehensive Income (Loss)
     The following are the components of comprehensive income (loss) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(55,148)	$(1,365)	$(64,491)	$1,127
Other comprehensive income (loss)
Net change in defined benefit obligation	(3)	(4)	(6)	(8)
Net change in cumulative translation adjustment	225	(232)	647	(263)

Comprehensive income (loss)	$(54,926)	$(1,601)	$(63,850)	$856

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 4. Restructuring Charges
     The following table summarizes the activity related to the asset/liability for restructuring charges through March 31, 2009. Restructuring charges are presented as a separate line item in the Condensed Consolidated Statement of Operations (in thousands):

	Facilities	Severance	Facilities	Severance
	Exit Costs	and Benefits	Exit Costs	and Benefits
	Fiscal Year 2003 Plan	Fiscal Year 2007 Plans	Fiscal Year 2007 Plans	Fiscal Year 2009 Plans	Total
Balance of accrual at September 30, 2007	$1,328	$395	$540	—	$2,263
Cash payments	(356)	(434)	(493)	—	(1,283)
True up adjustments	(98)	82	85	—	69

Balance of accrual at December 31, 2007	874	43	132	—	1,049
Cash payments	(184)	(38)	(136)	—	(358)
True up adjustments	—	(3)	47	—	44

Balance of accrual/(other assets) at March 31, 2008	690	2	43	—	735
Cash payments	(178)	—	(16)	—	(194)
True up adjustments	—	(2)	69	—	67

Balance of accrual/(other assets) at June 30, 2008	512	—	96	—	608
Cash payments	(49)	—	(51)	—	(100)
True up adjustments	52	—	5	—	57

Balance of accrual/(other assets) at September 30, 2008	515	—	50	—	565
Cash payments	(250)	—	(93)	—	(343)
True up adjustments	44	—	49	—	93

Balance of accrual/(other assets) at December 30, 2008	309	—	6	—	315
Provision in fiscal year 2009 plans	—	—	—	$1,036	1,036
Cash payments	(233)	—	(12)	(718)	(963)
True up adjustments	—	—	13	—	13

Balance of accrual/(other assets) at March 31, 2009	$76	$—	$7	$318	$401

     Fiscal Year 2009 Restructuring Plans
     In the second quarter of fiscal year 2009, management approved two restructuring plans. In February 2009, a restructuring plan was approved to reduce future operating expenses by eliminating 69 employee positions. During the three months ended March 31, 2009, the Company recorded a restructuring charge of approximately $0.7 million for this plan, all of which related to severance and other employee costs. These restructuring costs, which represents the total amount of expenses expected to be incurred in connection with this restructuring plan, were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. The total estimated unpaid portion of the cost of this restructuring plan is less than $0.1 million as of March 31, 2009.
     In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 27 employee positions and closing the Company’s facility in Tel Aviv, Israel. The Company recorded a restructuring charge of approximately $0.3 million for this plan, which consisted of the following: (i) $0.2 million related to severance and other employee costs and (ii) $0.1 million for other restructuring related exit costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. The total estimated unpaid portion of the cost of this restructuring plan is $0.2 million as of March 31, 2009. The Company expects to record approximately $0.1 million related to on-going lease obligations for the Israel facility upon vacating the premises in the third quarter of fiscal year 2009.
     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. During the three months ended March 31, 2009, approximately $0.1 million of the restructuring liability was amortized and increased the reserve approximately $40,000 due to changes in estimates of sublease income associated with this restructure program. The total estimated unpaid portion of the cost of this restructuring is less than $0.1 million as of March 31, 2009.
     In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 employee positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. During the three months ended March 31, 2009, the Company amortized approximately $7,000 of this balance associated with this restructuring program.
     As of March 31, 2009, the first quarter 2007 restructuring plan has an asset balance of less than $0.1 million which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.
     Fiscal Year 2003 Restructuring Plan
     In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 employee positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.5 million increase in the fourth quarter of fiscal year 2006, $0.1 million decrease in the first quarter of fiscal year 2007 and $0.1 million increase in the fourth quarter of fiscal year 2007. During fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During the three

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
months ended March 31, 2009, the Company amortized $0.2 million of the costs associated with this restructuring program. The total estimated unpaid portion of this restructuring, which relates to facilities exit expenses, is $0.1 million as of March 31, 2009.
Note 5. Property and Equipment, net
     Property and equipment consisted of the following (in thousands except estimated useful life):

	Estimated useful	March 31,	September 30,
	life (years)	2009	2008
Computer hardware and software	3	$7,767	$6,798
Telephone system	5	439	395
Furniture and fixtures	5	2,330	1,707
Construction in progress		49	68
Leasehold improvements		2,365	2,159

Subtotal		12,950	11,127
Less: accumulated depreciation		(7,881)	(7,002)

Property and equipment, net		$5,069	$4,125

     During the three months ended December 31, 2008, the Company entered into an equipment financing lease for the acquisition of computer hardware. The lease allows the Company to acquire up to a total of $0.8 million in equipment. As of March 31, 2009, the Company had acquired equipment in the aggregate amount of $0.6 million.
     The following is a schedule by years of future minimum lease payments for assets acquired under capital lease together with the present value of the net minimum lease payments as of March 31, 2009 (in thousands):

Fiscal year ending September 30,
2009	$152
2010	304
2011	194

Total minimum lease payments	650
Less: amount representing interest	(87)

Present value of net minimum lease payments	$563

     Depreciation expense related to property and equipment, including computer hardware and software under capital lease and amortization of leasehold improvements totaled $0.5 million and $1.0 million for the three months and six months periods ended March 31, 2009, respectively. For the three months and six months period ended March 31, 2008, the depreciation expense was $0.5 million and $1.0 million, respectively. As of March 31, 2008, none of the assets were acquired under the capital lease arrangement.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	March 31,	September 30,
	2009	2008
Other assets - current:
Prepaid taxes	$66	$42
Prepaid other	962	909
Shares held in escrow	6,962	6,962
Other assets	409	277

Total other assets - current	$8,399	$8,190

     Shares held in escrow represent the value of all of the stock consideration paid by the Company for the acquisition in April 2008 of BeInSync Ltd., amounting to $3.0 million, and half of the stock consideration paid by the Company for the acquisition in August 2008 of General Software, Inc., amounting to $4.0 million. Per the terms of the purchase agreement for BeInSync Ltd., the shares are to be held in escrow to cover indemnification obligations BeInSync Ltd. or the former shareholders of BeInSync Ltd. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of March 31, 2009 and are held by a third party in escrow. While they will not be released until the one year anniversary of the acquisition closing date, up to 50% of the escrowed shares may be sold on each of the six month and nine month anniversaries of the acquisition closing date, with the proceeds from any such sales remaining in escrow. Per the terms of the purchase agreement for General Software, Inc., the shares are to be held in escrow to cover indemnification obligations General Software, Inc. or the former shareholders of General Software, Inc. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of March 31, 2009 and are held by a third party in escrow. Since these shares are held in escrow and have not yet been distributed to the former shareholders and option holders of BeInSync Ltd. and General Software Inc., the Company must maintain a liability amounting to $7.0 million representing the purchase consideration payable in shares which is classified under the captions “Purchase consideration payable” which is included in “Other liabilities — current” in the Condensed Consolidated Balance Sheets.
     The following table provides details of other assets — noncurrent (in thousands):

	March 31,	September 30,
	2009	2008
Other assets - noncurrent:
Deposits and other prepaid expenses	$976	$917
Long-term prepaid taxes	1,789	1,890
Deferred tax	183	187

Total other assets - noncurrent	$2,948	$2,994

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides details of other liabilities — current (in thousands):

	March 31,	September 30,
	2009	2008
Other liabilities - current:
Accounting and legal fees	$823	$1,101
Purchase consideration payable	6,962	6,962
Other accrued expenses	2,017	2,255

Total other liabilities - current	$9,802	$10,318

     The following table provides details of other liabilities - noncurrent (in thousands):

	March 31,	September 30,
	2009	2008
Other liabilities - noncurrent:
Accrued rent	$693	$751
Retirement reserve	1,515	1,714
Other liabilities	349	43

Total other liabilities - noncurrent	$2,557	$2,508

Note 7. Segment Reporting and Significant Customers
     Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way in which public companies disclose certain information about operating segments in their financial reports. Consistent with SFAS No. 131, the Company has defined one reportable segment, described below, based on factors such as how the Company manages its operations and how the chief operating decision maker views results. The reportable segment is established based on the criteria set forth in SFAS No. 131 including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing financial performance. The Company does not assess the performance of its products, services and geographic regions on other measures of income or expense, such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with SFAS No. 131 is included on the Condensed Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues from external customers.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues:
North America	$3,959	$2,977	$7,665	$6,591
Japan	3,126	3,403	6,973	5,665
Taiwan	6,859	9,404	15,034	19,455
Other Asian countries	1,019	1,011	2,123	2,104
Europe	855	265	1,389	609

Total revenues	$15,818	$17,060	$33,184	$34,424

     The portion of North America revenues from external customers attributed to the United States were $4.0 million and $3.0 million for the three month periods ended March 31, 2009 and 2008, respectively, and was $7.7 million and $6.6 million for the six month period ended March 31, 2009 and 2008, respectively.
     For the three months ended March 31, 2009, one customer accounted for 11% of total revenues. For the three months ended March 31, 2008, three customers accounted for 15%, 13% and 11% of total revenues. For the six months ended March 31, 2009, two customers accounted for 13% and 12% of total revenues. For the six months ended March 31, 2008, three customers accounted for 15%, 13% and 11% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.
Note 8. Earnings (Loss) per Share
     The following table presents the calculation of basic and diluted earnings (loss) per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(55,148)	$(1,365)	$(64,491)	$1,127

Weighted average common shares outstanding	28,560	27,431	28,465	27,291
Effect of dilutive securities (using the treasury stock method):
Stock options	—	—	—	1,554
ESPP	—	—	—	48
Restricted stock	—	—	—	221

Total dilutive securities	—	—	—	1,823

Weighted average diluted common and equivalent shares outstanding	28,560	27,431	28,465	29,114

Earnings (loss) per share:
Basic	$(1.93)	$(0.05)	$(2.27)	$0.04
Diluted	$(1.93)	$(0.05)	$(2.27)	$0.04
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share were approximately 8.1 million and 3.0 million for the three month periods ended March 31, 2009 and 2008, respectively, and were approximately 7.7 million and 0.6 million for the six month periods ended March 31, 2009 and 2008, respectively.
Note 9. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans and the majority of the plans have been approved by our stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by our stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Prior to April 1, 2008, grants to non-employee directors were fully vested on the date of grant. Under the Company’s stock plans, as of March 31, 2009, restricted share awards and option grants for 8.0 million shares of common stock were outstanding from prior awards and 2.2 million shares of common stock were available for future awards. The outstanding awards and grants as of March 31, 2009 had a weighted average remaining contractual life of 7.6 years and an aggregate intrinsic value of nil. Of the options outstanding as of March 31, 2009, there were options exercisable for 2.6 million shares of common stock having a weighted average remaining contractual life of 6.3 years and an aggregate intrinsic value of nil. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of March 31, 2009, approximately 0.1 million common shares remained available for issuance under the Purchase Plan. The Company intends to temporarily suspend its Purchase Plan program after May 2009, when all the remaining shares under the Purchase Plan are expected to be issued.
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
     As of March 31, 2009, $2.7 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over a remaining amortization period of 1.4 years.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(in years)	Value (in thousands)
Outstanding at September 30, 2008	7,403,629	$8.57
Options granted	1,476,255	3.80
Options exercised	(15,637)	5.60
Options canceled	(1,013,546)	9.75

Outstanding at March 31, 2009	7,850,701	7.52	7.63	$0

Exercisable at March 31, 2009	2,614,962	$7.56	6.26	$0
     The Company had approximately 8.0 million and 6.2 million of options and awards outstanding as of March 31, 2009 and 2008, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the six months ended March 31, 2009 and 2008 are $1.97 and $7.86, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the six months ended March 31, 2009 and 2008 are $1.33 and $4.48, respectively. The total intrinsic value of options exercised for the six months ended March 31, 2009 and 2008 are approximately $28,000 and $1.1 million, respectively.
     Non-vested stock activity for the three and six months ended March 31, 2009 is summarized as follows:

	Three months ended March 31, 2009		Six months ended March 31, 2009
		Weighted Average		Weighted Average
	Non-vested Number	Grant-Date Fair	Non-vested Number	Grant-Date Fair
	of Shares	Value	of Shares	Value
Nonvested stock at beginning of period	164,600	$4.82	182,100	$4.79
Vested	(49,276)	4.89	(66,776)	4.80
Forfeited	(4,012)	5.12	(4,012)	5.12

Nonvested stock at March 31, 2009	111,312	$4.78	111,312	$4.78

     As of March 31, 2009, $0.5 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 1.5 years.
Note 10. Commitments and Contingencies
Litigation
     The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
Commitments and Other Contingencies
     As of March 31, 2009, the Company had commitments for $12.4 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) the facility

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008 for the remainder of the term; ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007; and iii) the facility in Irvine, California which has been fully vacated and subleased, and the lease is due to expire in April 2009. Further, as part of the restructuring announced during the current quarter, the Company is committed to pay $0.3 million related to employee severance and other benefit costs and expects to incur approximately $0.1 million related to on-going lease obligations for the Israel facility upon vacating the premises in the third quarter of fiscal year 2009. See Note 4 — Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for more information on the Company’s restructuring plans. In addition, as of March 31, 2009, the Company is committed to pay $0.6 million for the assets acquired under capital lease arrangements.
     As of March 31, 2009, the Company had a non-current income tax liability of $14.4 million which was associated primarily with the accrual of income taxes on the Company’s operations in Taiwan.
Note 11. Income Taxes
     The Company recorded an income tax provision of $0.2 million and $1.6 million for the three and six months ended March 31, 2009, respectively, as compared to an income tax provision of $1.3 million and $2.8 million for the three and six month period ended March 31, 2008, respectively. The income tax provisions for the six months ended March 31, 2009 and 2008 were comprised primarily of $1.7 million and $2.0 million, respectively, of foreign income taxes and $0.3 million and $0.6 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan and Japan. The provision for the six months period ended March 31, 2009 also includes a reduction of deferred tax liabilities related to the impairment of goodwill in the amount of $0.4 million.
     The income tax provision for the quarter was calculated based on the results of operations for the three and six months period ended March 31, 2009 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of March 31, 2009, the Company has deferred tax assets of $66.8 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at March 31, 2009 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.
Uncertain Tax Positions
     The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 in fiscal 2008 resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of September 30, 2008 was $18.3 million. During the three months and six months period ended March 31, 2009, the liability associated with uncertain tax positions increased by $0.2 million and $0.6 million, respectively, which was primarily

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
associated with the accrual of income taxes on the Company’s operations in Taiwan and Japan. Accordingly, the amount of unrecognized tax benefits at March 31, 2009, excluding interest and penalties, was $19.2 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2008	$18,348

Additions based on tax positions related to current year	822

Gross balance at March 31, 2009	19,170
Interest and penalties	641

Balance at March 31, 2009	$19,811

     At October 1, 2008, the Company’s total gross unrecognized tax benefits were $18.3 million, of which $13.5 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $0.8 million for the six months period ended March 31, 2009, which, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan and Japan. Although unrecognized tax benefits for individual tax positions may increase or decrease during the remainder of fiscal year 2009, the Company does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2009 or for the next 12 month period.
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.5 million of interest and penalties accrued at October 1, 2008 and $0.6 million at March 31, 2009.
     As of March 31, 2009, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years affected by the current transfer pricing policy, an exposure of $13.8 million (including tax and interest) exists, which as of March 31, 2009 has been fully reserved.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 12. Business Combinations
Transactions completed in Fiscal Year 2008
BeInSync Ltd.
     On April 30, 2008, the Company acquired 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync was a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The Company believed the acquisition of BeInSync will further strengthen its leadership at the core of the PC industry by including new products in its portfolio and will enhance the Company’s ability to respond to consumer and business needs for secure and “always available” web access to their digital assets and automatic protection of PC programs and data. Under the terms of a Share Purchase Agreement entered into on March 26, 2008, the Company paid approximately $20.8 million, comprised of $17.3 million in cash consideration, $3.0 million in equity consideration and $0.5 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from BeInSync and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS No. 141”). Goodwill recorded under this transaction is deductible for tax purposes.
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

     As a result of an interim impairment analysis performed during the quarter ended March 31, 2009, the Company recorded an impairment charge of approximately $11.6 million and $9.2 million in respect of goodwill and other intangible assets, respectively, acquired from BeInSync.
TouchStone Software Corporation
     On July 1, 2008, the Company acquired TouchStone Software Corporation, a company incorporated under the laws of the State of Delaware (“TouchStone”). TouchStone was a global leader in online PC diagnostics and software update technology. The Company believed the acquisition of TouchStone will enable it to develop a strong online presence and infrastructure for web-based automated service delivery. Under the terms of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Andover Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and TouchStone dated as of April 9, 2008, the Company paid approximately $19.1 million in connection with the acquisition, comprised of $18.7 million in cash consideration and $0.4 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from TouchStone and as a result, the Company recorded goodwill in

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
connection with this transaction in accordance with SFAS No. 141. Goodwill recorded under this transaction is deductible for tax purposes.
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

     As a result of an interim impairment analysis performed during the quarter ended March 31, 2009, the Company recorded an impairment charge of approximately $9.3 million and $1.5 million in respect of goodwill and other intangible assets, respectively, acquired from TouchStone.
General Software, Inc.
     On August 31, 2008, the Company acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). General Software is a leading provider of embedded firmware that is used in millions of devices around the world. The Company believed the acquisition of General Software will further strengthen its position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of the Company’s products to devices that use embedded processors. Under the terms of a Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 23, 2008, the Company paid approximately $20.1 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.5 million of direct transaction costs. In addition, upon certain conditions being met, including based on the Company’s common stock price one year after the closing of the acquisition relative to the stock price set forth in the Purchase Agreement, the former stockholder of General Software will be entitled to receive an additional amount up to a maximum of $0.3 million. The purchase price exceeded the fair value of net tangible and intangible assets acquired from General Software and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141. Goodwill recorded under this transaction is deductible for tax purposes.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table reflects the preliminary allocation of total purchase price of $20.1 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)
Goodwill	$15,075
Purchased technology	3,514	5
Customer relationships	1,431	5
Trade names	115	4
Non compete agreements	224	3
Net liabilities assumed	(350)

Total purchase price	$20,009

     In addition to the amount included in the table above, the Company allocated approximately $63,000 to in-process research and development which was expensed as research and development expense in the Condensed Consolidated Statement of Operations upon closing of the acquisition in August 2008. During the period ended March 31, 2009, the Company recorded an adjustment to Goodwill amounting to $0.2 million, which resulted from a $0.1 million increase in both direct transaction costs and the net liabilities assumed.
     As a result of an interim impairment analysis performed during the quarter ended March 31, 2009, the Company recorded an impairment charge of approximately $12.3 million and $1.3 million in respect of goodwill and other intangible assets, respectively, acquired from General Software.
Note 13. Subsequent Event
     On April 27, 2009, the Company announced the closure of its facility in Hyderabad, India, in order to consolidate development activities in the Company’s Bangalore, India location. The Company expects to record a restructuring charge in the aggregate amount of approximately $0.3 million in the third quarter of fiscal year 2009. The actions under this restructuring will involve relocating employees to the Bangalore site, terminating employees that do not relocate and vacating the Hyderabad facility.

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
Fiscal Year 2009 Second Quarter Overview
     The quarter ended March 31, 2009 represents the second quarter of the third year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by us in various public statements, called for restoring the Company’s core business to positive cash flow within the first year and announcing major new products early in the second year. Having achieved these objectives, we informed investors in various public statements that we would now focus on building out industry partnerships to integrate our new products with the offerings of other hardware and software vendors and on expanding our research and development efforts to assist in these integration initiatives.
     Our second quarter of fiscal year 2009 results were negatively affected by the recent crisis in domestic and international financial markets and the resulting dramatic slowdown in global economic activity. Among the effects of the crisis was a substantial reduction in the overall business conducted by our OEM and ODM customers that contribute the majority of our traditional CSS license business. Our revenues declined by $1.2 million, or 7%, during the current quarter as compared to those that we had reported for the corresponding quarter of our preceding fiscal year 2008. This reduction was largely driven by a decline in our traditional CSS license business partially offset by the growth in our new and emerging products and services. We believe that the decline in our revenues is a reflection of the continued slowdown of the global economy and the adverse effect of the global credit crisis on our customers. Specifically, we experienced a decline in our license revenue as a result of cautious spending by our large OEM and ODM customers, resellers and system integrators, which we believe to have reflected both reduced end user demand for personal computers (PC) and inventory reductions in the global PC supply chain.
     In response to the challenging global economic environment, we announced two restructuring plans during the current quarter. In February 2009, a restructuring plan was approved to reduce expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating positions and closing the Company’s facility in Tel Aviv, Israel. As a result of these restructuring activities, we reduced our global workforce by 96 employees, representing approximately 17% of our global workforce at December 31, 2008, although as stated below, these reductions were partially offset by other workforce additions during the quarter. We recorded approximately $1.0 million in charges associated with our restructuring plans during the second quarter of fiscal 2009.
     While the longer term impacts of the current economic uncertainty are hard to predict, we remain committed to our product strategies, which are designed to enable us to exceed the growth rate of the PC industry in future periods. Our new product strategy has already begun to produce results as we started recognizing revenue from the sale of our FailSafe products and signed several new customer agreements related to both our HyperSpace and FailSafe products. During the current quarter, in January 2009, we also launched the consumer version of our HyperSpace products. Encouraged by the favorable reaction of our major customers to our PC 3.0 vision, which includes ease-of-use, virtualization and mobile data security as key features, we continued to invest heavily during the current quarter in our new product initiatives and businesses despite the market slowdown. As a result of these investments and including the charges of $45.2 million associated with the impairment of goodwill and other long-lived assets, our total expenditure (including operating expenses and cost of revenues) for the current quarter increased by approximately $54.3 million, or 324%, as compared to the same period of the preceding fiscal year. During the first six months of fiscal year 2009, we used net cash of $14.0 million in operating activities as compared to positive net cash flow from operations of $13.4 million during the six months of fiscal year 2008.
     During the current quarter ended March 31, 2009, based on a combination of factors, including the recent and rapid deterioration of global economic conditions, our operating results including the reduction in force discussed in Note 4 — Restructuring Charges, a substantial and sustained decline in our market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis and to also assess the impairment of other long-lived assets. Based on the analysis performed, we recorded an impairment charge of approximately $33.2 million for goodwill and $11.9 million with respect to other long-lived intangible assets during the quarter ended March 31, 2009. In addition, we recorded amortization on intangible assets, to the extent not considered impaired, amounting to $0.9 million. There were no such impairment or amortization charges recorded in the corresponding quarter of fiscal year 2008.
     During the quarter ended March 31, 2009, we recorded stock compensation expense under SFAS No. 123(R) which included stock options granted to our four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Total expense recognized in the quarter ended March 31, 2009 from the Performance Options was $1.0 million (Of this total, $0.7 million is classified as general and administrative expense, $0.2 million is classified as research and development expense and $0.1 million is classified as sales and marketing expense) as compared to $2.0 million recorded during the quarter ended March 31, 2008 (Of which $1.4 million was classified as general and administrative expense, $0.4 million was classified as research and development expense and $0.2 million was classified as sales and marketing expense.)
     During the second quarter of fiscal year 2009, we executed additional significant long term volume purchase agreements (“VPAs”) with several of our major customers. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. Our total order backlog at March 31, 2009 was $41.0 million, which represents a decrease of $7.0 million, or 15%, from $48.0 million at December 31, 2008 and a decrease of $13.8 million, or 34%, from $54.8 million at March 31, 2008. This decline principally related to the fact that during the December 2007 period, we had executed a number of VPA’s with terms which extended for periods of up to 24 months. We expect that approximately 89% of our order backlog will be recognized as revenue within the next 12 months; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.
     Primarily as a result of restructuring activities carried out during the current quarter, we reduced our total workforce from 562 employees at December 31, 2008 to 518 employees at March 31, 2009. Our total workforce at the end of the current quarter is approximately 40% higher than our total workforce at March 31, 2008 of 371 employees due to active recruitment of additional personnel throughout calendar year 2008 and the additional personnel acquired from the three acquisitions completed in the second half of fiscal year 2008 partially offset by the restructuring adjustments described above.
     Gross margins for the quarter ended March 31, 2009 were $0.3 million, a $ 14.9 million or 98% decrease, from gross margins of $15.3 million for the same period in fiscal year 2008. The overall decrease in gross margin resulted primarily from the amortization and impairment charges of purchased intangible assets described above and partially from direct costs associated with subscription fees revenue. There were no subscription fee revenues or associated costs recorded during the quarter ended March 31, 2008. Further, gross margins related to license revenue declined to 98% in the quarter ended March 31, 2009 from 99% in the corresponding quarter of the previous fiscal year principally due to decrease in overall license revenues and the increased cost of intellectual property licensed from third parties and other personnel costs associated with servicing new product customers. The decline in gross margins associated with service fees revenues from 23% in the quarter ended March 31, 2008 to 19% in the quarter ended March 31, 2009 was principally due to higher headcount, which resulted in higher payroll and related benefit expenses.
     Operating expenses for the quarter ended March 31, 2009 were $55.6 million, an increase of $40.6 million or 271%, from $15.0 million for the same period in fiscal year 2008. Of the $40.6 million increase, $33.2 million was due to the impairment charge for goodwill, $1.0 million was due to higher restructuring costs associated with the closure of the Company’s facility in Tel Aviv, Israel and reduction of headcount by 96 employees, $3.2 million was due to higher salary and benefits, principally as a result of the increased headcount, $1.3 million was due to higher marketing costs primarily related to costs associated with the launch of new products, $0.6 million was due to higher consulting costs related mainly to the use of additional consultants for recruiting and new product development and $2.5 million was due to increased administration and other expenses (due in part to the three acquisitions completed in the second half of fiscal year 2008). The above increase was partially offset by $1.2 million decrease in stock based compensation expense due to ratable reduction in the charges associated with the Performance Options approved by the Company’s stockholders on January 2, 2008.
     During the second fiscal quarter of 2009, we earned higher interest and other income of $0.7 million and experienced a $1.0 million decrease in tax expense as compared to the same period in fiscal year 2008. Despite the reduction in net interest income by $0.6 million due to reduction in both interest rates and invested cash balances, the increase in interest and other income primarily resulted from $1.3 million change in net foreign exchange gains related mainly to appreciation of the New Taiwan Dollar to the U.S. Dollar. The decrease of $1.0 million in tax expense is related to a reduction in foreign tax accrual for Taiwan and the removal of the deferred tax liabilities associated with the impairment of goodwill.
     We incurred a net loss of $55.1 million for the quarter ended March 31, 2009, compared to a net loss of $1.4 million for the same period in fiscal year 2008. As described above, this $53.8 million increase in net loss was principally the result of the $1.2 million reduction in revenue, a $13.7 million increase in cost of revenues, which was mainly due to the amortization and impairment of purchased intangible assets aggregating to $12.9 million, a $40.6 million increase in operating expenses, which was mainly due to the impairment of goodwill of $33.2 million, and a $0.7 million increase in interest and other income which was partially offset by a $1.0 million reduction in income tax expense.
Critical Accounting Policies and Estimates
     There have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, except as noted below:
Fair Value Accounting
     Effective October 1, 2008 we adopted the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.
     The fair value of our Level 1 financial assets, which represents our investments in money market funds, is based on quoted market prices of the identical underlying security in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. As of March 31, 2009, we did not have any Level 2 or Level 3 financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on our Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We did not make any elections for fair value accounting under SFAS No. 159 and accordingly, there was no impact on our Condensed Consolidated Financial Statements for the quarter ended March 31, 2009.
     See Note 2 — Fair Values in the Notes to Condensed Consolidated Financial Statements for more information.
Goodwill and Other Long-Lived Assets
     We account for business acquisitions in accordance with SFAS No. 141, “Business Combinations” (SFAS No. 141) and the subsequent accounting for goodwill and other long-lived assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the technology industry. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable tangible and intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis on September 30 and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The impairment analysis is performed at one level below the operating segment level as defined in SFAS No. 142.
     In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units to which goodwill relates based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units, such as cash, are not held by those reporting units but by the corporate departments. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment in accordance with SFAS No. 144. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.
     The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these reporting units, including estimated growth rates and assumptions about the economic environment. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their estimated remaining useful lives. We also consider our market capitalization on the date we perform the analysis.
     SFAS No. 144 is the authoritative standard on the accounting for the impairment of other long-lived assets. In accordance with SFAS No. 144 and our internal accounting policy, we perform tests for impairment of tangible and intangible long-lived assets on a quarterly basis and whenever events or circumstances suggest that other long-lived assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset (or assets) are less than the carrying value of the asset (or assets) we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we write down the carrying value to its estimated fair value. We typically estimate the fair value of long-lived assets using the income approach.
     Based on a combination of factors, including the recent and rapid deterioration of global economic conditions, our operating results including the reduction in force discussed in Note 4 – Restructuring Charges, a substantial and sustained decline in the our market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis in respect of goodwill and other long-lived assets as of February 28, 2009. As a result, during the second quarter of fiscal 2009, we recorded an impairment charge of $33.2 million and $11.9 million in respect of goodwill and other long-lived intangible assets, respectively.
     As of March 31, 2009, the remaining carrying value of goodwill and other long-lived assets (including both tangible and intangible assets) subject to amortization are $21.9 million and $13.5 million, respectively. Performing impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in further impairment of our goodwill and other intangible assets balance in future periods, including, but not limited to:
(i)	a decline in our stock price and resulting market capitalization (such as the decline which occurred subsequent to September 2008), if we determine that the decline is sustained and is indicative of a reduction in the fair value of our reporting units below their carrying values; and

(ii)	further weakening of the global economy, continued weakness in the PC industry, or failure of the Company to reach its internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.
     It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
     The following table includes Consolidated Statements of Operations data as a percentage of total revenues:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Revenues:
License fees	80%	87%	82%	88%
Subscription fees	5%	—	4%	—
Service fees	15%	13%	15%	12%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License fees	1%	1%	1%	1%
Subscription fees	3%	—	2%	—
Service fees	13%	10%	12%	10%
Amortization of purchased intangible assets	6%	—	6%	—
Impairment of purchased intangible assets	76%	—	36%	—

Total cost of revenues	98%	11%	57%	11%

Gross margin	2%	89%	43%	89%

Operating expenses:
Research and development	67%	39%	65%	34%
Sales and marketing	36%	16%	34%	16%
General and administrative	32%	33%	32%	28%
Restructuring	7%	—	3%	—
Impairment of goodwill	210%	—	100%	—

Total operating expenses	351%	88%	234%	78%

Income (loss) from operations	(349%)	2%	(191%)	11%

Interest and other income, net	2%	(2%)	2%	1%

Income (loss) before income taxes	(347%)	(1%)	(189%)	11%

Income tax expense	1%	7%	5%	8%

Net income (loss)	(349%)	(8%)	(194%)	3%

Revenues
     Revenues by geographic region for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Revenues:
North America	$3,959	$2,977	33%	$7,665	$6,591	16%
Japan	3,126	3,403	(8)%	6,973	5,665	23%
Taiwan	6,859	9,404	(27)%	15,034	19,455	(23)%
Other Asian countries	1,019	1,011	1%	2,123	2,104	1%
Europe	855	265	223%	1,389	609	128%

Total revenues	$15,818	$17,060	(7)%	$33,184	$34,424	(4)%

     Revenues by geographic region for the three and six months ended March 31, 2009 and 2008 by the relative percentages to the total revenues were as follows (in percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Revenues:
North America	25%	17%	8%	23%	19%	4%
Japan	20%	20%	—	21%	16%	5%
Taiwan	43%	55%	(12)%	45%	57%	(11)%
Other Asian countries	7%	6%	1%	7%	6%	1%
Europe	5%	2%	3%	4%	2%	2%

Total revenues	100%	100%		100%	100%

     The portion of North America revenues from external customers attributed to the United States was $4.0 million and $3.0 million for the three month periods ended March 31, 2009 and 2008, respectively, and was $7.7 million and $6.6 million for the six month period ended March 31, 2009 and 2008, respectively.
     Total revenues for the three months ended March 31, 2009 were $15.8 million, a decrease of 7%, from revenues of $17.1 million for the same period in fiscal year 2008. Revenues for the three months of fiscal year 2009 for most geographic regions, with the exception of Taiwan and Japan, increased as compared to the same period in fiscal year 2008. Total revenues for the first six months of fiscal year 2009 decreased by $1.2 million, or 4%, compared to the same period in fiscal year 2008. Revenues for the six months of fiscal year 2009 for most geographic regions, with the exception of Taiwan, increased as compared to the same period in fiscal year 2008. The increase in revenue in the three month and six month periods ended March 31, 2009 by 33% and 16%, respectively, for the North America region is primarily attributable to generation of subscription fee revenues, which resulted from the completion of our acquisitions of BeInSync Ltd. and TouchStone Software Corporation in the second half of fiscal year 2008. The increase in revenue during the three month and six month periods ended March 31, 2009 by 223% and 128%, respectively, for the Europe region is due to success of our initiative to convert a large customer who previously had the benefit of fully paid license arrangement, which generated no revenue during the three and six month periods ended March 31, 2008, to a VPA arrangement where the revenue is generated for the each unit of license consumed by the customer. The 27% decline in revenue from Taiwan in the current quarter and 23% decline in the six months ended March 31, 2009, are mainly due to reduced revenue from our large ODM customers which resulted from reduced end user demand for PCs and inventory reductions in the global PC supply chain mainly in connection with the weakening global economic environment.
     Revenues by sources for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
License revenues	$12,628	$14,818	(15)%	$27,112	$30,227	(10)%
Subscription revenues	743	—	—	1,191	—	—
Service revenues	2,447	2,242	9%	4,881	4,197	16%

Total revenues	$15,818	$17,060	(7)%	$33,184	$34,424	(4)%

     Revenues by sources for the three and six months ended March 31, 2009 and 2008 by relative percentages to total revenues were as follows (in percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
License revenues	80%	87%	(7)%	82%	88%	(6)%
Subscription revenues	5%	—	5%	3%	—	3%
Service revenues	15%	13%	2%	15%	12%	3%

Total revenues	100%	100%		100%	100%

     License fees for the current quarter of fiscal year 2009 were $12.6 million, a decrease of $2.2 million, or 15%, from revenues of $14.8 million for the same period in fiscal year 2008. As a percentage of total revenues, license revenues were 80% in the current quarter of fiscal year 2009 versus 87% for the same period in the previous fiscal year 2008.
     License fees for the six months of fiscal year 2009 were $27.1 million, a decrease of $3.1 million, or 10%, from revenues of $30.2 million for the same period in fiscal year 2008. As a percentage of total revenues, license revenues were 82% in the six months of fiscal year 2009 versus 88% for the same period in the previous fiscal year 2008.
     The decrease in license fees during the second quarter and first six months of fiscal 2009 is primarily due to reduced end user demand for PCs and inventory reductions in the global PC supply chain mainly as a result of the weakening global economic environment.
     In the current quarter of fiscal year 2009, we executed additional VPA transactions with certain of our customers with payment terms generally spread over a period of 6-12 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by us. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the second quarter of fiscal 2009, our total order backlog of approximately $41.0 million, comprised of $24.8 million of unbilled VPA commitments and $16.2 million of deferred revenue, decreased by 25%, or $13.8 million, from the $54.8 million balance comprised of $40.4 million of unbilled VPA commitments and $14.4 million of deferred revenue at March 31, 2008. The reduction in the overall order backlog is associated with the fact that during the December 2007 period, we had executed a number of VPA’s with payment terms extending over periods of up to 24 months. We expect that approximately 89% of our order backlog will be recognized as revenue within the next 12 months; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.
     During the three and six months periods ended March 31, 2009, we recognized subscription fee revenues of $0.7 million and $1.2 million, respectively, which principally resulted from the completion of our acquisitions of BeInSync Ltd. and TouchStone Software Corporation, each of which provide subscription-based services to customers. We did not have similar subscription revenues during the corresponding period of fiscal year 2008.
     Service fees for the three months ended March 31, 2009 were $2.4 million, an increase of $0.2 million, or 9%, from $2.2 million for the same period in fiscal year 2008. As a percentage of total revenues, service fees were 15% in the second quarter of fiscal year 2009 versus 13% for the same period in fiscal year 2008. Service fees for the six months ended March 31, 2009 were $4.9 million, an increase of $0.7 million, or 16%, from $4.2 million for the same period in fiscal year 2008. As a percentage of total revenues, service fees were 15% in the six months of fiscal year 2009 versus 12% for the same period in fiscal year 2008. The increase in service fees is principally a result of the sale of increased number of support service days to our customers.
Cost of Revenues and Gross Margin
     Cost of revenues for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Cost of revenues	15,489	1,802	760%	19,064	3,830	398%
Percent of consolidated revenue	98%	11%		57%	11%
     Cost of revenues consists of third party license fees, expenses related to the provision of subscription services, service fees and amortization and impairment of purchased intangible assets. License fees are primarily third party royalty fees, electronic product fulfillment costs and the costs of product labels for customer use. Expenses related to subscription services are primarily hosting fees associated with customer data, product fulfillment costs, credit card transaction fees and personnel-related expenses such as salaries associated with post-sales customer support costs. Service fees include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs.
     Cost of revenues increased by $13.7 million, or 760%, from $1.8 million in the three months ended March 31, 2008, to $15.5 million in the three months ended March 31, 2009. Of the $13.7 million increase, $12.9 million is associated with the amortization and impairment of purchased intangible assets. There were no such impairment or amortization charges recorded in the corresponding quarter of fiscal year 2008. Cost of revenues associated with license fees increased by 138%, to approximately $198,000 during the quarter ended March 31, 2009 from $83,000 for the same period in fiscal year 2008. This increase in costs associated with license fees is principally due to the sale of certain new products which had included intellectual property licensed from third parties and other personnel costs associated with servicing new product customers. Cost of revenues associated with service fees increased by 16%, from $1.7 million to $2.0 million. This increase is primarily due to higher service fee revenue, which increased by 9% during the current quarter as compared to the second quarter of fiscal year 2008 and partially due to higher headcount, which resulted in higher payroll and related benefit expenses.
     Cost of revenues increased by $15.2 million, or 398%, from $3.8 million in the six months ended March 31, 2008, to $19.1 million in the six months ended March 31, 2009. Of the $15.2 million increase, $14.0 million is associated with the amortization and impairment of purchased intangible assets. Except for an amortization charge of $71,000, there were no such impairment or amortization charges recorded in the corresponding period of fiscal year 2008. Cost of revenues associated with license fees increased by 18%, to $0.3 million during the six months ended March 31, 2009 from $0.2 million for the same period in fiscal year 2008. This increase in costs associated with license fees is principally due to the sale of certain new products which had included intellectual property licensed from third parties and other personnel costs associated with servicing new product customers. Cost of revenues associated with service fees increased by 15%, from $3.5 million to $4.0 million. The increase is in line with the higher service fees revenues, which increased by 16% during the six months period ended March 31, 2009 as compared to the same period in fiscal year 2008.
     Amortization of purchased intangibles during the three and six months period ended March 31, 2009 was mainly associated with (i) the amortization of intangible assets acquired during the second half of fiscal year 2008; and (ii) commencement of amortization of technology acquired in association with the development of FailSafe. In addition, as a result of the interim impairment analysis performed as of February 28, 2009, an impairment charge of $11.9 million in respect of other long-lived intangible assets was recorded in the second quarter of fiscal year 2009. There were no such impairment or amortization charges recorded in the corresponding periods of fiscal year 2008 except for an amortization charge of $71,000 recorded in the six months period ended March 31, 2008.
     Gross margin for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Gross margin	329	15,258	(98)%	14,120	30,594	(54)%
Percent of consolidated revenue	2%	89%		43%	89%
     Gross margin percentages decreased from 89% of total revenues for the three months ended March 31, 2008 to 2% of total revenues for the same period of fiscal year 2009. Gross margins for the three months ended March 31, 2009 were $0.3 million, a 98% decrease, from gross margins of $15.3 million in the second quarter of the fiscal year 2008.
     Gross margin percentages decreased from 89% of total revenues for the six months ended March 31, 2008 to 43% of total revenues for the same period of current fiscal year 2009. Gross margins for the six months ended March 31, 2009 were $14.1 million, a 54% decrease, from gross margins of $30.6 million in the six months of the previous fiscal year 2008.
     Besides the change in gross margins on license and service fees explained below, the overall decrease in gross margin resulted primarily from the amortization and impairment charges of purchased intangible assets described above and partially from direct costs associated with subscription fees revenue. There were no subscription fee revenues or associated costs recorded during the three and six months period ended March 31, 2008.
     The marginal decline in gross margins related to license revenue for both three months and six months period ended March 31, 2009 was principally due to decrease in overall license revenues and the increased cost of intellectual property licensed from third parties. The decline in gross margins associated with service fees revenues from 23% in the quarter ended March 31, 2008 to 19% in the quarter ended March 31, 2009 was principally due to higher headcount, which resulted in higher payroll and related benefit expenses. The gross margins associated with service fees revenues for the six months ended March 31, 2009 at 17% is slightly higher than 16% for the six months ended March 31, 2008 and is principally due to the increase in revenues partially offset by higher payroll and related benefit expenses.
Research and Development Expenses
     Research and development expenses for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Research and development	10,591	6,569	61%	21,458	11,672	84%
Percent of consolidated revenue	67%	39%		65%	34%
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.
     Research and development expenses increased by $4.0 million, or 61%, to $10.6 million for the three months ended March 31, 2009, from $6.6 million for the same period in the previous fiscal year 2008. As a percentage of revenues, research and development expenses increased from 39% in the three months ended March 31, 2008 to 67% in the three months ended March 31, 2009.
     The $4.0 million increase in research and development expense for the three months ended March 31, 2009 versus the same period in fiscal year 2008 was principally due to increased payroll and related benefit expenses of $2.6 million associated with increases in the number of engineering and engineering management personnel from 205 to 305 and the increase in net cost of facilities and other expenses by $1.4 million. The increase in the above expense categories was also in part due to three acquisitions completed in the second half of fiscal year 2008.
     Research and development expenses increased by $9.8 million, or 84%, to $21.5 million for the six months ended March 31, 2009 from $11.7 million for the same period in the previous fiscal year 2008. As a percentage of revenues, research and development expenses increased from 34% in the six months ended March 31, 2008 to 65% in the six months ended March 31, 2009.
     The $9.8 million increase in research and development expense for the six months ended March 31, 2009 versus the same period in fiscal year 2008 was principally due to increased payroll and related benefit expenses of $6.4 million associated with increases in the number of engineering and engineering management personnel and including increased stock-based compensation expense of $0.5 million (due in part to the grant of the Performance Options in second quarter of fiscal 2008), increased consulting costs of $1.2 million due to the use of additional consultants for recruiting and new product development and the increase in net cost of facilities and other expenses by $2.2 million. The increase in all the above expense categories was also in part due to three acquisitions completed in the second half of fiscal year 2008.
     The increased research and development spending, and the growth in the number of employees and consultants used in development activities were principally a result of the Company’s expanded investment in the development of its new products. The increase in research and development expense as a percentage of revenues by 28 percentage points for the current quarter and 31 percentage points for the six months ended March 31, 2009 was a result of this expense growth combined with a reduction in our consolidated revenues during the relevant periods.
     We believe that in order to maintain our competitive position in the markets in which we operate, which are characterized by rapid technological changes, we must continue to invest in the further development of our new products and enhance existing products. At the same time, we are continuing to focus our efforts on achieving additional operating efficiencies and cost savings by reviewing and improving upon our existing business processes and cost structure. As a result, we expect that research and development expenses will remain flat in absolute dollars for the remainder of fiscal 2009.

Sales and Marketing Expenses
     Sales and marketing expenses for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Sales and marketing	5,740	2,769	107%	11,149	5,640	98%
Percent of consolidated revenue	36%	16%		34%	16%
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
     Sales and marketing expenses increased by $3.0 million, or 107%, to $5.7 million for the three months ended March 31, 2009 from $2.8 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses increased from 16% in the three months ended March 31, 2008 to 36% in the three months ended March 31, 2009.
     The $3.0 million increase in sales and marketing expenses for the three months ended March 31, 2009 versus the same period in the previous fiscal year was principally due to increased marketing expenses of $1.3 million associated with the launch of new products and increased facilities and other expenses of $1.7 million, which were principally associated with the sales and marketing activities retained following three acquisitions completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products.
     Sales and marketing expenses increased by $5.5 million, or 98%, to $11.1 million for the six months ended March 31, 2009 from $5.6 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses increased from 16% in the six months ended March 31, 2008 to 34% in the six months ended March 31, 2009.
     The $5.5 million increase in sales and marketing expenses for the six months ended March 31, 2009 versus the same period in the previous fiscal year was principally due to increased payroll and related benefit expenses of $1.1 million and outsourced recruiting efforts of $0.1 million, increased marketing expenses of $1.7 million associated with the launch of new products, increased use of consultants for marketing campaigns of $0.5 million, increased stock-based compensation expense of $0.2 million (due in part to the grant of the Performance Options in second quarter of fiscal 2008) and increased facilities and other expenses of $1.9 million, which were principally associated with the sales and marketing activities retained following three acquisitions completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products. We expect sales and marketing expenses to be lower in absolute dollars for the remainder of fiscal year 2009.
     The combination of an increase in sales and marketing expenditure and a reduction in revenues led to an increase in sales and marketing expenses as a percentage of revenues by 20 percentage points for the current quarter and 18 percentage points for the six months ended March 31, 2009.

General and Administrative Expenses
     General and administrative expenses for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
General and administrative	4,998	5,586	(11)%	10,634	9,513	12%
Percent of consolidated revenue	32%	33%		32%	28%
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses decreased by $0.6 million, or 11%, to $5.0 million for the three months ended March 31, 2009 from $5.6 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses marginally decreased from 33% in the three months ended March 31, 2008 to 32% in the three months ended March 31, 2009.
     The $0.6 million decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the same period in the previous fiscal year was due to a $1.0 million decrease in stock-based compensation expense partially offset by a $0.4 million increase in other expenditures.
     General and administrative expenses increased by $1.1 million, or 12%, to $10.6 million for the six months ended March 31, 2009 from $9.5 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses increased from 28% in the six months ended March 31, 2008 to 32% in the six months ended March 31, 2009.
     The $1.1 million increase in general and administrative expenses for the six months ended March 31, 2009 as compared to the same period in the previous fiscal year was principally due to increased payroll and related benefit expenses of $0.8 million and a $0.1 million increase in stock-based compensation expense which primarily resulted from the grant to executives of the Performance Options approved by stockholders on January 2, 2008. In addition, use of consultants, professional services and outsourced recruiting services increased by $0.7 million and administration and other expenses decreased by $0.5 million.
     Despite the reduction in revenues, the one percentage point reduction in general and administrative expense as a percentage of revenues in the current quarter was a result of decreased spending as described above. The four percentage point increase in general and administrative expenses as a percentage of revenues during the six months ended March 31, 2009 was due to combination of an increase in general and administrative expenditures and a reduction in our consolidated revenues.
Restructuring
     In response to the challenging global economic environment, management approved two restructuring plans during the three months ended March 31, 2009. In February 2009, a restructuring plan was approved to reduce expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating positions and closing the Company’s facility in Tel Aviv, Israel. As a result of these restructuring activities, we reduced our global workforce by 96 employees, representing approximately 17% of our global workforce at December 31, 2008, although these reductions were partially offset by other workforce additions during the quarter. During the three months and six months period ended March 31, 2009, we recorded approximately $1.0 million and $1.1 million, respectively, as charges associated with our restructuring plans principally associated with severance and other employee costs. During the three and six month periods ended March 31, 2008, we recorded $44,000 and $0.1 million, respectively, as restructuring charges primarily associated with true up adjustments recorded in relation to the earlier restructuring plans announced in fiscal years 2003 and 2007. See Note 4 — Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans.
Impairment of Goodwill
     During the three months ended March 31, 2009, based on a combination of factors, including the recent and rapid deterioration of global economic conditions, our operating results, a substantial and sustained decline in the our market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis with respect to goodwill. Based on the analysis performed, we recorded an impairment charge of $33.2 million for goodwill during the quarter ended March 31, 2009. There was no such impairment charge recorded during the corresponding periods of fiscal year 2008.
Interest and Other Income, Net
     Net interest and other income for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Interest and other income (expenses), net	335	(403)	(183)%	605	274	121%
Percent of consolidated revenue	2%	(2)%		2%	1%
     Net interest and other income consists mostly of interest income, which is primarily derived from cash and cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets and other miscellaneous expenses/income.
     We earned $0.3 million in net interest and other income for the three months ended March 31, 2009 as compared to a net expenditure of $0.4 million for the same period in the previous fiscal year, resulting in a net increase of $0.7 million. Despite the reduction in net interest income by $0.6 million due to reduction in both interest rates and invested cash balances, the increase in interest and other income primarily resulted from a $1.3 million change in net foreign exchange gains related mainly to appreciation of the New Taiwan Dollar to the U.S. Dollar.
     We earned $0.6 million in net interest and other income for the six months ended March 31, 2009 as compared to $0.3 million for the same period in the previous fiscal year resulting in a net increase of $0.3 million. The increase of $0.3 million primarily resulted from higher net foreign exchange gains offset by lower interest earned due to lower interest rates and lower invested cash balances.

Provision for Income Taxes
     Income tax expense for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2009	2008	% Change	2009	2008	% Change
Income tax expense	221	1,252	(82)%	1,620	2,803	(42)%
Percent of consolidated revenue	1%	7%		5%	8%
     We recorded an income tax provision of $0.2 million for the three months ended March 31, 2009, a decrease of $1.0 million, or 82%, from the provision of $1.3 million recorded for the same period in fiscal year 2008. The decrease is related to the reversal of the deferred tax liabilities of $0.5 million associated with the impairment of goodwill, a reduction in Taiwan withholding taxes on allocated expenses to the extent of $0.2 million and a reduction of $0.4 million related to the overall reduction in the Company’s taxable income.
     Of the $0.2 million income tax provision for the three months ended March 31, 2009, $0.6 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions. The uncertain tax positions are related to income tax items in Taiwan, Japan and Korea, all recorded in foreign currencies. The liabilities have been offset by the currency gains of $0.4 million recorded upon translation of these foreign currency balances to our functional currency, the U.S. dollar.
     We recorded an income tax provision of $1.6 million for the six months ended March 31, 2009, a decrease of $1.2 million, or 42%, from the provision of $2.8 million recorded for the same period in fiscal year 2008. This decrease is related to the reversal of the deferred tax liabilities of $0.2 million associated with the impairment of goodwill, a reduction in Taiwan withholding taxes on allocated expenses to the extent of $0.4 million and a reduction of $0.6 million related to the overall reduction in the Company’s taxable income.
     Of the $1.6 million income tax provision for the six months ended March 31, 2009, $1.5 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions. The FIN 48 liabilities are primarily related to an ongoing dispute with the taxing authorities in Taiwan on the allocation of expenses.
     The income tax provision for the quarter was calculated based on the results of operations for the three months ended March 31, 2009 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.
Acquisitions
     An active acquisition program is an important element of our corporate strategy. We acquired three business entities during fiscal year 2008, all of which were accounted for in accordance with SFAS No. 141, “Business Combinations”. See Note 12 — Business Combinations in the Notes to Condensed Consolidated Financial Statements for more information relating to these acquisitions.
     We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur, they could also accelerate the timing of charges.

Financial Condition
     At March 31, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $22.6 million compared to cash and cash equivalents and marketable securities totaling $79.0 million at March 31, 2008.
      During the six months ended March 31, 2009, cash decreased by $15.1 million mainly as a result of $14.0 million and $1.7 million used in operating activities and investing activities, respectively, and a $0.1 million decrease due to the effect of changes in currency exchange rates. These cash uses were partially offset by cash of $0.7 million provided by financing activities. Cash used in operating activities was primarily due to the net loss of $64.4 million adjusted for non-cash items such as depreciation, amortization, impairment of purchased intangible assets and goodwill and stock-based compensation expense aggregating to $53.7 million. In addition, cash used in operations to the extent of $3.3 million was attributed to the changes in operating assets and liabilities related primarily to a $1.2 million increase in accounts receivable, due in part to delay in receipt of a payment from a large customer; $1.9 million and $0.9 million decrease in accrued compensation and related liabilities and other accrued liabilities, respectively, primarily due to payment of bonuses to employees based on the Company’s performance for fiscal year 2008; $0.6 million decrease in other operating assets and liabilities which was partially offset by a $1.3 million increase in deferred revenue mainly driven by higher prepayments received and lower revenue generated from our VPA arrangements. Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $1.5 million and additional acquisitions related costs of $0.2 million, while cash of $0.7 million provided by financing activities was mainly due to proceeds from stock issuances under stock option and stock purchase plans, net of repurchases.
     At March 31, 2008, our principal source of liquidity consisted of cash and cash equivalents and marketable securities totaling $79.0 million. The net increase in cash of $16.3 million during the six months period ended March 31, 2008 was comprised of $13.4 million provided by operating activities, $0.9 million used in investing activities, $3.6 million provided by financing activities and $0.2 million from the effect of changes in currency exchange rates. Cash provided by operating activities was primarily due to net income from operations of $1.1 million which was reduced by non-cash charges of $4.7 million for stock-based compensation and $1.1 million for depreciation and amortization, $3.2 million of increased income taxes payable, $2.5 million of increased deferred revenue and $2.3 million of decreased accounts receivables, which was partially offset by $1.5 million of reduced accruals for restructuring charges. Cash used in investing activities was due to purchases of property and equipment, while cash provided by financing activities was due to proceeds from stock purchases under stock option and stock purchase plans.
     We believe that our current cash and cash equivalents and the cash we expect to generate from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, there are a number of factors that could impact our liquidity position, including, but not limited to:
(i)	current global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

(ii)	the recent tendency of customers to delay payments to manage their own liquidity positions;

(iii)	plans to further restructure our business and operations; and

(iv)	possible investments or acquisitions of complementary businesses, products or technologies.

     It is also likely that we may continue to incur a net loss and negative net cash flow in the remaining period of fiscal year 2009, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures.
Commitments
     As of March 31, 2009, we had commitments for $12.4 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) our facility in Norwood, Massachusetts which has been fully vacated and for which we have entered into a sublease agreement in October 2008 for the remainder of the term; ii) our facility in Milpitas, California, which has been partially vacated and for which we entered into a sublease agreement in November 2007; and iii) our facility in Irvine, California which has been fully vacated and subleased, and our lease is due to expire in April 2009. Further, as part of the restructuring announced during the current quarter, we are committed to pay $0.3 million related to employee severance and other benefit costs and expects to incur approximately $0.1 million related to on-going lease obligations for the Israel facility upon vacating the premises in the third quarter of fiscal year 2009. See Note 4 — Restructuring Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans. In addition, as of March 31, 2009, we are committed to pay $0.6 million for the assets acquired under capital lease arrangements.
     As of March 31, 2009, we had a non-current income tax liability of $14.4 million which was associated primarily with the accrual of income taxes on our operations in Taiwan.
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and cash we expect to generate from operations in future periods will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is likely that we may continue to incur a net loss and negative net cash flow in future quarters during fiscal year 2009, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. There are no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital. Continued investment in our new product initiatives and businesses or future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In January 2009, we withheld 13,468 shares of our common stock, at $3.67 per share for a total value of approximately $49,428, from the restricted stock grants held by an employee for purposes of covering the payroll taxes on the vested portions of the employee’s restricted stock grants. In March 2009, we withheld 4,465 shares of our common stock, at $1.62 per share for a total value of approximately $7,233, from the restricted stock grant held by another employee for purposes of covering the payroll taxes on the vested portion of the employee’s restricted stock grant. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Stockholders on January 22, 2009, at which the following occurred:
ELECTION OF DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY
     The stockholders elected incumbent director nominees Michael Clair, Douglas Barnett, Woodson Hobbs, Richard Noling and Mitchell Tuchman to the Board of Directors of the Company. The vote on the matter was as follows:

	For	Against	Abstain
Michael Clair	25,133,966	568,537	130,824
Douglas Barnett	25,219,066	568,437	45,824
Woodson Hobbs	25,716,264	71,239	45,824
Richard Noling	25,716,519	70,984	45,824
Mitchell Tuchman	25,207,298	571,737	54,292

RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP
     The stockholders ratified the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009. The vote on the matter was as follows:

For	Against	Abstain
25,771,198	53,392	8,738
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS
10.1	Board Compensation Plan — Update to Chairman of the Board retainer.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS

Woodson M. Hobbs
President and Chief Executive Officer

Date:	May 01, 2009

By:	/s/ RICHARD W. ARNOLD

Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date:	May 01, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Board Compensation Plan — Update to Chairman of the Board retained.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.