Form 10-K/A
period 2008-09-30
PHOENIX TECHNOLOGIES LTD
filed 2009-06-01
CIK 832767

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
Common Stock, par value $.001 Nasdaq Global Market
Preferred Stock Purchase Rights
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 31, 2008 was $369,076,618 based upon the last reported sales price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 10% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.
     The number of shares of the registrant’s Common Stock outstanding as of May 26, 2008 was 29,096,944.
EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on November 19, 2008 (the “Report”), and is being filed solely to make the following changes:
•	update the aggregate market value of the registrant’s Common Stock held by non-affiliates as of March 31, 2008 to more accurately reflect stockholders who are affiliates of the registrant;

•	include the discussion of volume purchase agreements and backlog on page 4 of Item 1 Business which was previously only discussed in Item 7 Management Discussion and Analysis;

•	include certain information on revenues by geographic area on page 4 of Item 1 Business that was previously only included in the notes to the financial statements and also discuss the portion of North American revenue attributed to United States sales;

•	add to Item 12 of Part III on page 8 the section on Equity Compensation Plan Information that was inadvertently left out of the Report;

•	add to Item 13 of Part III on page 10 a description of the procedure used by registrant’s board and committees of the board for review, approval or ratification of transactions with related persons; and

•	update the exhibit index and include references to exhibits for which confidential treatment has been sought or obtained.
Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

PHOENIX TECHNOLOGIES LTD.
FORM 10-K/A
INDEX

		Page
PART I.
ITEM 1.	Business	2
PART III.
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	10
PART IV.
ITEM 15.	Exhibits and Financial Statement Schedules	11
Signatures		12
EX-10.21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FORWARD-LOOKING STATEMENTS
          This Amendment No. 1 to the report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: future liquidity and financing requirements; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our acquisition activities; plans to improve and enhance existing products; plans to develop and market new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could”, “expects”, “may”, “anticipates”, “believes”, “projects”, “estimates”, “intends”, “plans”, and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions, and are based upon information available to us as of the date hereof. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
          Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Amendment No. 1 to the report on Form 10-K include the factors described in the section of the Report entitled “Item 1A-Risk Factors.” These factors include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to successfully enhance existing products and develop and market new products and technologies; our ability to achieve profitability and maintain positive cash flow from operations; our ability to meet our capital requirements in the long-term; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our Core System Software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; our ability to generate additional capital on terms acceptable to us; risks associated with any acquisition strategy that we might employ; results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; fluctuations in our operating results; the effects of any software viruses or other breaches of our network security; our ability to convert free users to paid customers and retain customers for our subscription services; storage of confidential customer information; our ability to effectively manage our rapid growth; defects or errors in our products and services; consolidation in the industry we operate in; internet infrastructure; risk associated with usage of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; and changes in our effective tax rates. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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
     Phoenix Award
     The Phoenix Award CSS product group supports fast time to market for high-volume PC and digital device electronics design and manufacturing companies. Typically these manufacturers operate on short design and product life cycles. We believe the Phoenix Award product group delivers the standards-based features, simplicity and small code size necessary for this dynamic market segment. Our Phoenix Award CSS product group consists of both our AwardCore TM CSS product group and our legacy Award BIOS TM product group. Our customers can continue to purchase Award BIOS object licenses and source code to support older versions of processors in their new and existing products.
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
     Phoenix eSupport
          eSupportTM consists of a collection of Web sites and PC diagnostic software products designed to detect and fix the typical problems encountered by users during normal use of their computers. The software products include DriverAgent TM which detects out of date device drivers, RegistryWizard TM which detects and corrects problems with the Windows Registry, and BIOS Agent PlusTM which identifies and updates the BIOS software. The solutions consist of a software component and an online database. The software is accessed and downloaded from one of the eSupport Web sites. It scans the information on the computer, and then compares the results of the scan with its database and provides the user with recommendations on how to repair any issues it finds.
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
     Phoenix HyperSpace
          The Phoenix HyperSpaceTM family of products provides an environment that enables various Phoenix and third party applications to be installed on a device and to operate independently from the user’s primary operating system. A primary component of this family is a lightweight virtualization engine called Phoenix HyperCore TM , which allows multiple purpose-built applications to operate autonomously alongside the primary operating system. With HyperCore these applications can run at any time, before the primary operating system has been loaded, while it is running or after it has shut down, and users can instantaneously switch between their primary operating system and the HyperSpace environment with a single button or mouse click.
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
Wistron Corporation
          During the first quarter of fiscal year 2007, we had made significant changes in our pricing policies and sales practices and our revenues for the fiscal year ended September 30, 2008 reflect the continuing success of these initiatives. During fiscal year 2008, we executed additional significant long term volume purchase agreements (“VPAs”) with several of our major customers. Combined with the effect of other similar agreements executed since fiscal year 2007, we have achieved both a 27% increase in our deferred revenue balances and a 215% increase in our unbilled backlog of VPA agreements. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. Our total order backlog increased by 99% from $19.1 million at September 30, 2007 to $38.0 million at September 30, 2008. We expect to invoice and recognize this $38.0 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.
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
          Revenues by geographic area (in thousands) for the fiscal years ended 2008, 2007 and 2006 were as follows:

	Fiscal Years Ended September 30,
	2008	2007	2006
North America	$13,136	$7,616	$6,384
Japan	15,326	7,651	18,302
Taiwan	39,959	26,882	28,556
Other Asian countries	4,132	3,670	5,089
Europe	1,149	1,198	2,164

Total revenues	$73,702	$47,017	$60,495

          The portion of North America revenues from external customers attributed to the United States was $13.1 million, $7.6 million, and $6.3 million for the fiscal years ended 2008, 2007 and 2006, respectively.
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

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS MATTERS.
Equity Compensation Plan Information
          The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of September 30, 2008.

			(c)
			Number of Securities
			Remaining Available
	(a)		for Future Issuance
	Number of Securities	(b)	Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column(a))
Equity compensation plans approved by security holders	5,573,782	$9.49	2,807,201
Equity compensation plans not approved by security holders(1)	2,182,500	$6.35	327,400

Total	7,756,282	$8.57	3,134,601

(1)	See the description below of the material features of the equity compensation plans not approved by security holders that correlate with the numbers listed in the table.
1997 Non-Statutory Stock Option Plan
          The Company’s 1997 Non-Statutory Stock Option Plan (the “1997 Plan”) has not been approved by the stockholders. The Board adopted the 1997 Plan to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees and consultants of the Company and to promote the success of the Company’s business. Officers and directors of the Company are not eligible to receive option grants under the 1997 Plan. The 1997 Plan had a term of ten years which ended on July 17, 2007 (the “Expiration Date”). As of the Expiration Date, options can no longer be granted under the 1997 Plan.
          The Board has reserved 1,317,576 shares of Common Stock for issuance under the 1997 Plan. As of September 30, 2008, 634,372 shares of Common Stock had been issued upon exercise of options granted under the 1997 Plan and options to purchase 359,900 shares were outstanding. As a result of the 1997 Plan’s expiration, no shares remain available for future grant. Options granted under the 1997 Plan are non-statutory stock options that are not intended to qualify as “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The 1997 Plan is administered by the Board or a committee appointed by the Board (as applicable, the “Administrator”). The Administrator determines the exercise price of options at the time the options are granted, when options become exercisable, and the acceptable form of consideration for exercising an option. Options granted under the 1997 Plan are generally not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee’s lifetime only by the optionee.
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
          The 2008 Acquisition Plan is administered by the Board or a committee appointed by the Board and authorizes the issuance of stock-based awards, including non-statutory stock options and stock awards, to employees of companies that Phoenix acquires and to other persons the Company may issue securities to without stockholder approval in accordance with applicable NASDAQ rules. Stock options are granted at an exercise price of not less than the fair value of the Company’s common stock on the date of grant; the Committee determines the prices of all other forms of stock awards in accordance with the terms of the 2008 Acquisition Plan. Initial stock option grants generally vest over a 48-month period, with 25% of the total shares vesting on the first anniversary of the date of grant and 6.25% of the remaining shares vesting quarterly over a 36-month period. All stock option grants generally expire ten years after the date of grant, unless the option holder terminates employment or his or her relationship with the Company prior to the expiration date. Vested options granted under the 2008 Acquisition Plan generally may be exercised for three months after termination of the optionee’s service to the Company, except for options granted to directors or certain executives, in which case the option may be exercised up to 6 months following the date of termination, or in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.
Non-Plan Stock Option Agreements
          Pursuant to a stock option agreement between Woodson Hobbs and the Company, dated September 6, 2006, Mr. Hobbs was granted a non-qualified stock option on September 6, 2006, to purchase 900,000 shares of Common Stock with an exercise price of $5.05 per share, the closing price of the Common Stock on September 6, 2006. Subject to certain vesting acceleration provisions, 1/4 of the shares underlying the option vested on September 6, 2007 and 1/48 is vesting each month after that date, conditioned upon Mr. Hobbs’ continued employment with the Company. The term of the option is ten years from the date of grant unless sooner terminated. Mr. Hobbs may elect to exercise this option with respect to unvested shares and enter into a Restricted Stock Purchase Agreement providing the Company with a repurchase right for the unvested shares. This repurchase right would lapse at the same rate as the options would have otherwise vested.
          Pursuant to a stock option agreement between Richard Arnold and the Company, Mr. Arnold was granted a non-qualified stock option on September 27, 2006, to purchase 600,000 shares of Common Stock with an exercise price of $4.45 per share, the closing price of the Common Stock on that date. Subject to certain vesting acceleration provisions, 1/4 of the shares underlying the option vested on September 27, 2007 and 1/48 is vesting each month after that date, conditioned upon Mr. Arnold’s continued employment with the Company. The term of the option is ten years from the date of grant unless sooner terminated. Mr. Arnold may elect to exercise this option with respect to unvested shares and enter into a Restricted Stock Purchase Agreement providing the Company with a repurchase right for the unvested shares. This repurchase right would lapse at the same rate as the options would have otherwise vested.
Non-Plan Restricted Stock Purchase Agreement
          Pursuant to a restricted stock purchase agreement between Woodson Hobbs and the Company dated September 27, 2006, Mr. Hobbs received a grant of 100,000 shares of restricted stock in connection with the commencement of his employment with the Company. Subject to certain vesting acceleration provisions contained in Mr. Hobbs’ severance and change of control agreement, the restricted stock vests, the shares become nonforfeitable and the Company’s right to repurchase the stock lapses with respect to 50% of the shares on September 6, 2008, and as to 12.5% of the shares every six months after that date, conditioned on Mr. Hobbs’ continued employment with the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
          The members of the Compensation Committee during the Last Fiscal Year who are still on the Board of Directors were Messrs. Clair, Barnett and Tuchman. No executive officer of the Company served during the Last Fiscal Year on the board of directors or compensation committee of another entity that had one or more executive officers who served as a member of the Board or Compensation Committee of the Company.
MANAGEMENT INDEBTEDNESS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Since the beginning of the Company’s Last Fiscal Year, the Company has not engaged and does not propose to engage in any transaction or series of similar transactions in which the amount involved exceeded or exceeds $60,000 and in which any of our directors or executive officers, any Nominee, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, nor was any director or executive officer, any Nominee or any of their family members indebted to us or any of our subsidiaries, in any amount in excess of $60,000 at any time.
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS
          Our Corporate Governance Guidelines provide that our Board of Directors is responsible for establishing and maintaining governance and compliance processes and procedures to ensure that the Company is managed with the highest standards of responsibility, ethics and integrity. One of the main purposes of our Nominating and Corporate Governance Committee is to develop and monitor the corporate governance practices of the Company. Transactions between Phoenix and any director or executive officer are reviewed by the Nominating and Corporate Governance Committee. In reviewing a potential related party transaction, the Nominating and Corporate Governance Committee considers all relevant facts and circumstances to determine whether such transaction is, or is not inconsistent with, the best interests of the Company and our stockholders.
          Our directors and executive officers are also subject to our Code of Ethics. Our Code of Ethics requires that our directors and executive officers not have any personal interests that adversely influence the performance of their job responsibilities and avoid situations where the director or officer takes actions or has interests that may make it more difficult to perform his or her work for the Company objectively. The Code of Ethics advises our directors and executive officers to consult with our general counsel with respect to any actual or potential conflicts of interest.
          On an annual basis and upon any new appointment of a director and executive officer, each is required to complete a Director and Officer Questionnaire, which requires disclosure of any related party transactions pertaining to the director or executive officer. Our Board of Directors will consider such information in its determinations of independence with respect to our directors under NASD Rule 4200 and the applicable rules promulgated by the SEC.
          In addition, as part of our quarterly Sarbanes-Oxley compliance process, our general counsel reviews any transactions between the Company and its subsidiaries and related persons (as defined by SEC rules) that have occurred during the previous quarter and confirms that the appropriate procedures have been followed with respect to approval or ratification and disclosure of such transaction.
          Each of the Code of Ethics, Nominating and Corporate Governance Committee Charter and Corporate Governance Guidelines is available on our website at www.phoenix.com.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          (b) Exhibits
          See Exhibit Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.
	By:	/s/ WOODSON M. HOBBS
Woodson M. Hobbs
Date: June 1, 2009		President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WOODSON M. HOBBS Woodson M. Hobbs	/s/ RICHARD W. ARNOLD Richard W. Arnold
President and Chief Executive Officer	Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Date: June 1, 2009	Date: June 1, 2009

*	*

Michael M. Clair	Douglas E. Barnett
Chairman of the Board	Director

Date: June 1, 2009	Date: June 1, 2009

*	*

Mitchell Tuchman	Richard M. Noling
Director	Director

Date: June 1, 2009	Date: June 1, 2009

* By: /s/ Woodson M. Hobbs, Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated April 9, 2008 by and among Phoenix, Andover Merger Sub, Inc. and TouchStone Software Corporation (incorporated herein by reference to Exhibit 2.1 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.2	Form of Voting Agreement (incorporated herein by reference to Exhibit 2.2 to Phoenix’s Current Report on Form 8-K dated April 10, 2008).
2.3**	Share Purchase Agreement dated as of March 26, 2008 by and among Phoenix, BeInSync Ltd., the Shareholders of BeInSync Ltd. and the Representative of the Shareholders (incorporated herein by reference to Exhibit 2.3 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
2.4**	Stock Purchase Agreement dated as of July 23, 2008 by and among Phoenix, General Software, Inc., the Shareholder of General Software, Inc., and the Representative of the Shareholder (previously filed with Phoenix’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
3.1	Amended and Restated Certificate of Incorporation of Phoenix dated January 2, 2008 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
3.2	By-laws of Phoenix as amended through September 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Current Report on Form 8-K filed with the SEC on September 22, 2008).
4.1	Amended and Restated Preferred Share Purchase Rights Plan dated as of October 5, 2007 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 9, 2007).
10.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for fiscal year ended September 30, 1995).
10.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).
10.3*	1997 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).
10.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).
10.5*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).
10.5.1*	Form of Stock Option Agreement for 1999 Director Option Plan (incorporated herein by reference to Exhibit 10.6.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10.6*	1999 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).
10.6.1*	Form of Stock Option Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.7.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10.6.2*	Form of Option Agreement for performance-based stock options for Woodson Hobbs, Richard Arnold, Gaurav Banga and David Gibbs (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.6.3*	Form of Restricted Stock Purchase Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.6.2 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).

Exhibit
Number	Description
10.7*	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.7.1*	Form of Stock Option Agreement for 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.8*	2008 Acquisition Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.9*	2001 Employee Stock Purchase Plan, as amended and restated as of September 19, 2007 and generally effective as of December 1, 2007 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.10*	Director Compensation Plan effective as of April 1, 2008 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.11*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.9 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10.12*	Offer Letter dated September 6, 2006 between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10.13*	Stock Option Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10.14*	Restricted Stock Purchase Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10.15*	Severance and Change of Control Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10.16*	Severance and Change of Control Agreement between Phoenix and Richard Arnold (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10.17*	Form of Severance and Change of Control Agreement between Phoenix and each of Gaurav Banga and Timothy Chu (incorporated herein by reference to Exhibit 10. 21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).
10.18*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10.19*	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.20**	Amendment to Technology and License Services Agreement dated as of November 15, 2007 by and between Phoenix and Quanta Computer Inc. (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10.21**	Technology Licensing and Services Agreement dated as of April 26, 2007 by and between Phoenix and Lenovo (Singapore) Pte. Ltd.
10.22**	Asset Purchase Agreement dated as of August 2, 2007 by and between Phoenix and XTool Mobile Security, Inc. (incorporated herein by reference to Exhibit 10.18 to Phoenix’s Annual Report on Form
10-K for the fiscal year ended September 30, 2007).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to Phoenix’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
23.1	Consent of Independent Registered Public Accounting Firm (previously filed with Phoenix’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008).
24	Power of Attorney (see signature page).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been obtained with respect to certain portions of this exhibit and the omitted portions have been filed separately with the Securities and Exchange Commission.