Form 10-Q
period 2009-06-30
PHOENIX TECHNOLOGIES LTD
filed 2009-07-31
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of July 29, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 35,008,787.

PHOENIX TECHNOLOGIES LTD.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: cash flow and future liquidity and financing requirements; research and development and other operating expenses; cost management and restructuring; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our PC 3.0™ vision; recent and future acquisitions; plans to improve and enhance existing products; plans to continue to develop and market our new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “projects,” “estimates,” “intends,” “plans” and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions and are based upon information available to us as of the date of this report. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
     Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to enhance existing products and develop and market new products and technologies successfully; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to meet our capital requirements in the future; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our core system software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; our ability to generate additional capital on terms acceptable to us; timing of payment by our customers; risks associated with any acquisition strategy that we might employ; costs and results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; our ability to complete the transition from our historical reliance on paid-up licenses to volume purchase license agreements (“VPAs”) and pay-as-you-go arrangements; fluctuations in our operating results and our ability to manage expenses consistent with our revenues; the effects of any software viruses or other breaches of our network security; our ability to convert free users to paid customers and retain customers for our subscription services; unauthorized access to confidential customer information; our ability to manage our rapid growth effectively; defects or errors in our products and services; consolidation in the industry in which we operate; end user customers’ high-speed access to the internet and continued maintenance and development of the internet infrastructure; risk associated with use of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; changes in our effective tax rates; and validity of our tax positions. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

     For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of this Form 10-Q and “Item IA — Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended September 30, 2008.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$18,909	$37,721
Accounts receivable, net of allowances	13,399	6,246
Other assets — current	5,880	8,190

Total current assets	38,188	52,157

Property and equipment, net	5,373	4,125
Purchased technology and other intangible assets, net	7,996	22,323
Goodwill	21,926	54,943
Other assets — noncurrent	3,002	2,994

Total assets	$76,485	$136,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,121	$2,855
Accrued compensation and related liabilities	2,965	6,050
Deferred revenue	21,164	15,010
Income taxes payable — current	4,443	4,099
Accrued restructuring charges — current	123	658
Other liabilities — current	7,273	10,318

Total current liabilities	38,089	38,990

Accrued restructuring charges — noncurrent	36	8
Income taxes payable — noncurrent	15,476	13,629
Other liabilities — noncurrent	2,709	2,508

Total liabilities	56,310	55,135

Stockholders’ equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	244,146	235,562
Accumulated deficit	(132,031)	(61,786)
Accumulated other comprehensive income (loss)	66	(466)
Less: Cost of treasury stock	(92,036)	(91,932)

Total stockholders’ equity	20,175	81,407

Total liabilities and stockholders’ equity	$76,485	$136,542

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenues:
License fees	$14,445	$16,883	$41,557	$47,110
Subscription fees	928	20	2,119	20
Service fees	1,908	2,373	6,789	6,570

Total revenues	17,281	19,276	50,465	53,700

Cost of revenues:
License fees	148	179	434	421
Subscription fees	334	20	1,086	20
Service fees	2,053	2,161	6,083	5,678
Amortization of purchased intangible assets	431	373	2,484	444
Impairment of purchased intangible assets	—	—	11,943	—

Total cost of revenues	2,966	2,733	22,030	6,563

Gross margin	14,315	16,543	28,435	47,137

Operating expenses:
Research and development	9,211	8,397	30,669	20,069
Sales and marketing	3,958	3,245	15,107	8,885
General and administrative	4,655	6,708	15,289	16,221
Restructuring and asset impairment	360	67	1,502	180
Impairment of goodwill	—	—	33,213	—

Total operating expenses	18,184	18,417	95,780	45,355

Income (loss) from operations	(3,869)	(1,874)	(67,345)	1,782

Interest and other income (expenses), net	(502)	328	103	602

Income (loss) before income taxes	(4,371)	(1,546)	(67,242)	2,384

Income tax expense	1,383	1,234	3,003	4,037

Net loss	$(5,754)	$(2,780)	$(70,245)	$(1,653)

				.

Loss per share:
Basic and diluted	$(0.20)	$(0.10)	$(2.46)	$(0.06)

Shares used in loss per share calculation:
Basic and diluted	28,700	27,574	28,543	27,385
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(70,245)	$(1,653)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	4,049	1,919
Stock-based compensation	7,572	8,292
Loss from disposal/impairment of fixed assets	124	16
Impairment of purchased intangible assets	11,943	—
Impairment of goodwill	33,213	—
Change in operating assets and liabilities:
Accounts receivable	(7,089)	2,785
Prepaid royalties and maintenance	(150)	38
Other assets	(528)	113
Accounts payable	(724)	649
Accrued compensation and related liabilities	(3,042)	34
Deferred revenue	6,241	2,077
Income taxes	2,222	4,311
Accrued restructuring charges	(499)	(1,608)
Other accrued liabilities	(793)	(10)

Net cash provided by (used in) operating activities	(17,706)	16,963

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(1,996)	(1,958)
Escrow deposit	—	(18,706)
Acquisition of businesses, net of cash acquired	(204)	(17,715)

Net cash used in investing activities	(2,200)	(38,379)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	1,022	4,723
Repurchase of common stock	(99)	—
Principal payments under capital lease obligations	(61)	—

Net cash provided by financing activities	862	4,723

Effect of changes in exchange rates	232	89

Net increase (decrease) in cash and cash equivalents	(18,812)	(16,604)
Cash and cash equivalents at beginning of period	37,721	62,705

Cash and cash equivalents at end of period	$18,909	$46,101

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of June 30, 2009 and for the three and nine months ended June 30, 2009 and 2008 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2008 was derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Further, in connection with preparation of the Condensed Consolidated Financial Statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS No. 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 31, 2009.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim periods presented and financial condition of the Company as of June 30, 2009. The results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Subscription Fees
     Subscription fees are revenues arising from agreements that provide for the ongoing delivery over a period of time of services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, recovery and device management services. Revenue derived from sale of the Company’s on-line subscription services are generally deferred and recognized ratably over the performance period, which typically ranges from one to three years.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The technologies purchased as part of the acquisitions of BeInSync Ltd., TouchStone Software Corporation and General Software, Inc. are used in products which were formerly sold by the acquired companies and were ready to be sold by Phoenix upon the acquisitions. Since the technologies are for products which achieved the state of general release, the Company began amortizing the value of the technology acquired upon the respective acquisition of each company.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     During the second quarter of fiscal 2009, due to a combination of factors, including the rapid deterioration of global economic conditions, the Company’s operating results, a substantial and sustained decline in the Company’s market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, it was concluded that there were sufficient indicators to require the Company to perform an interim impairment analysis with respect to goodwill and other long-lived assets as of February 28, 2009. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units based on comparable market prices. As a result of our analysis, during the second quarter of fiscal 2009, the Company recorded an aggregate impairment charge of $11.9 million with respect to its purchased intangible assets. The Company had no impairment charges recorded during the corresponding periods of fiscal year 2008 or the three months ended December 31, 2008 and June 30, 2009.
     The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of June 30, 2009 and September 30, 2008 (in thousands):

	As of June 30, 2009
	Gross Carrying	Accumulated	Impairment/	Net Carrying
	Amount	Amortization	Write-off	Amount
Purchased technologies	$16,555	$(2,626)	$(6,302)	$7,627
Customer relationships	6,349	(971)	(5,280)	98
Non compete agreements	279	(67)	(145)	67
Trade names and others	512	(92)	(216)	204

	$23,695	$(3,756)	$(11,943)	$7,996

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2008
	Gross Carrying	Accumulated	Impairment/	Net Carrying
	Amount	Amortization	Write-off	Amount
Purchased technologies	$16,555	$(804)	$—	$15,751
Customer relationships	6,349	(431)	—	5,918
Non compete agreements	279	(13)	—	266
Trade names and other	412	(24)	—	388

	$23,595	$(1,272)	$—	$22,323

     The remaining intangible assets have estimated useful lives ranging from four to six years for purchased technology, three to four years for customer relationships, two years for non-compete agreements and two to four years for trade names and others. Amortization of purchased intangible assets was $0.4 million and $2.5 million for the three and nine month periods ended June 30, 2009, respectively, and were $0.4 million for both the three and nine month periods ended June 30, 2008.
     The following table summarizes the expected annual amortization expense of the remaining intangibles assets (in thousands):

Expected
Amortization
Expense
Remainder of fiscal year 2009	$431
Fiscal year ending September 30,
2010	1,722
2011	1,720
2012	1,661
2013	1,462
2014	500
Thereafter	500

Total	$7,996

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
     In accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at September 30 using a two-step process in accordance with SFAS No. 142. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis as described above, the Company performed an interim impairment test for goodwill during the quarter ended March

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
31, 2009. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The Company performed this analysis with the assistance of a valuation specialist. The significant estimates used included the Company’s weighted average cost of capital, long-term rate of growth and profitability of business and working capital effects. The assumptions are based on the actual historical performance of the Company and take into account the recent weakening of operating results and implied risk premium based on the market price of the Company’s equity as of the assessment date. To validate the reasonableness of the deemed fair value, the Company reconciled the aggregate fair value determined in step one to its enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization based on the Company’s stock price and an acquisition premium based on historical data from acquisitions within the same or similar industries. In performing the reconciliation the Company used the average stock price over a range of dates around the valuation date and considered such other relevant quantitative and qualitative factors, which may change depending on the date for which the assessment is made. Based on its analysis, during the second quarter of fiscal 2009, the Company recorded an aggregate goodwill impairment charge of $33.2 million. There was no goodwill impairment recorded by the Company during the corresponding periods of fiscal year 2008 or the three month periods ended December 31, 2008 and June 30, 2009.
     The following table summarizes the carrying value and impairment/write off of goodwill (in thousands):

Goodwill
Net balance, September 30, 2008	$54,943
Additions, net	196
Impairments	(33,213)

Net balance, June 30, 2009	$21,926

     The $0.2 million adjustment to goodwill in the nine months period ended June 30, 2009 resulted from a $0.1 million increase in both direct transaction costs and the net liabilities assumed.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Stock-Based Compensation. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under this method, compensation cost recognized during the three and nine months ended June 30, 2009 and 2008, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) and amortized on a straight-line basis over the options’ vesting period. The Company has elected to use the alternative transition provisions described in FASB Staff Position FAS No. 123(R)-3 for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Costs and expenses
Cost of revenues	$71	$162	$347	$369
Research and development	431	984	2,079	2,140
Sales and marketing	269	399	1,037	966
General and administrative	1,247	2,060	4,109	4,817

Total stock-based compensation expense	$2,018	$3,605	$7,572	$8,292

     There was no capitalized stock-based employee compensation cost as of June 30, 2009. There was no recognized tax benefit relating to stock-based employee compensation during the three and nine months ended June 30, 2009 and 2008.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair value of the options granted in the three and nine months ended June 30, 2009 and 2008 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Expected life from grant date (in years)	4.0 - 10.0	3.4 - 10.0	4.0 - 10.0	3.4 - 10.0
Risk-free interest rate	1.8 - 3.2%	2.8 - 3.9%	1.4 - 3.4%	2.2 - 4.4%
Volatility	0.8	0.5 - 0.7	0.6 - 0.8	0.5 - 0.7
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Expected life from grant date (in years)	0.5	0.5 - 1.0	0.5 - 1.0	0.5 - 2.0
Risk-free interest rate	0.7%	1.9 - 2.1%	0.7 - 0.9%	1.9 - 3.7%
Volatility	0.9	0.5	0.9 - 1.3	0.4 - 0.6
Dividend yield	None	None	None	None
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
     Computation of Earnings (Loss) per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 8 —Loss per Share for more information.
     New Accounting Pronouncements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 provides a scope exception from Statement of Financial Accounting Standards No. 157, “Fair Value Measurements"(“SFAS No. 157”) for the evaluation criteria on lease classification and capital lease measurement under SFAS No. 13, “Accounting for Leases” and other related accounting pronouncements. Accordingly, the Company did not apply the provisions of SFAS No. 157 in determining the classification of and accounting for leases.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities. FSP FAS 157-2 will become effective for the Company on October 1, 2009. The Company is in the process of evaluating the impact of applying FSP FAS 157-2 to nonfinancial assets and liabilities measured on a nonrecurring basis. Examples of items to which the deferral would apply include, but are not limited to:
•	nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

•	reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, and nonfinancial assets and nonfinancial liabilities measured at fair value in the SFAS No. 142 goodwill impairment test, if applicable; and

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).
     As a result of the issuance of FSP FAS 157-2, the Company did not apply the provisions of SFAS No. 157 to the nonfinancial assets and nonfinancial liabilities within the scope of FSP FAS 157-2 in the fiscal year ending September 30, 2009.
     In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS No. 157. FSP No. FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), amends the other-than-temporary impairment guidance in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), increases the frequency of fair value disclosures. The Company adopted aforementioned FSPs in the quarter ended June 30, 2009 and the adoption did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”) which establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for business arrangements entered into in fiscal years beginning on or after December 15, 2008, which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company currently believes that the adoption of SFAS No. 160 will not have an impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 which means that it will be effective for the Company’s fiscal year beginning October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of the adoption of FSP FAS 142-3 on its consolidated financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 applies prospectively to both interim and annual financial periods ending after June 15, 2009. The Company’s adoption of SFAS No. 165 in the quarter ended June 30, 2009 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements. In connection with preparation of the Condensed Consolidated Financial Statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 31, 2009.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162", (“SFAS No. 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles"(“SFAS No. 162”) and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with the GAAP. Except for certain nonpublic nongovernmental entities, SFAS No. 168 is generally effective for interim and annual periods ending after September 15, 2009. The Company will adopt this standard in the fourth quarter of current fiscal year beginning on July 1, 2009. The Company does not expect the adoption of the Codification to have an impact on its consolidated financial statements.
Note 2. Fair Values
     On October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements", (“SFAS No. 157”), for its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received from selling an asset or

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following table summarized the carrying amounts and fair values of assets subject to fair value measurements at June 30, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$8,116	$8,116	—	—

Total	$8,116	$8,116	—	—

     As of June 30, 2009, the Company did not have any Level 2 or Level 3 financial assets or liabilities.
     The adoption of SFAS No. 157 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     On October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year the statement is adopted. To date, the Company did not make any elections for fair value accounting.
Note 3. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net loss	$(5,754)	$(2,780)	$(70,245)	$(1,653)
Other comprehensive income (loss)
Net change in defined benefit obligation	(3)	(5)	(9)	(13)
Net change in cumulative translation adjustment	(105)	(166)	541	(429)

Comprehensive loss	$(5,862)	$(2,951)	$(69,713)	$(2,095)

Note 4. Restructuring and Asset Impairment Charges
     Restructuring and related asset impairment charges are presented as a separate line item in the Condensed Consolidated Statement of Operations. The following table summarizes the activity related to the asset/liability for restructuring and related asset impairment charges through June 30, 2009 (in thousands):

	Facilities and Other	Severance	Facilities and Other	Severance	Facilities and Other
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2003 Plan	Fiscal Year 2007 Plans	Fiscal Year 2007 Plans	Fiscal Year 2009 Plans	Fiscal Year 2009 Plans	Total
Balance of accrual at September 30, 2007	$1,328	$395	$540	—	—	$2,263
Cash payments	(356)	(434)	(493)	—	—	(1,283)
True up adjustments	(98)	82	85	—	—	69

Balance of accrual at December 31, 2007	874	43	132	—	—	1,049
Cash payments	(184)	(38)	(136)	—	—	(358)
True up adjustments	—	(3)	47	—	—	44

Balance of accrual/(other assets) at March 31, 2008	690	2	43	—	—	735
Cash payments	(178)	—	(16)	—	—	(194)
True up adjustments	—	(2)	69	—	—	67

Balance of accrual/(other assets) at June 30, 2008	512	—	96	—	—	608
Cash payments	(49)	—	(51)	—	—	(100)
True up adjustments	52	—	5	—	—	57

Balance of accrual/(other assets) at September 30, 2008	515	—	50	—	—	565
Cash payments	(250)	—	(93)	—	—	(343)
True up adjustments	44	—	49	—	—	93

Balance of accrual/(other assets) at December 31, 2008	309	—	6	—	—	315
Provision in fiscal year 2009 plans	—	—	—	$1,036	—	1,036
Cash payments	(233)	—	(12)	(718)	—	(963)
Non-cash settlements	—	—	—	—	—	—
True up adjustments	—	—	13	—	—	13

Balance of accrual/(other assets) at March 31, 2009	76	—	7	318	—	401
Provision in fiscal year 2009 plans	—	—	—	199	$157	356
Cash payments	(54)	—	(11)	(461)	(81)	(607)
Non-cash settlements	—	—	—	—	(76)	(76)
True up adjustments	—	—	4	—	—	4

Balance of accrual/(other assets) at June 30, 2009	$22	$—	$—	$56	$—	$78

     Fiscal Year 2009 Restructuring Plans
     In the third quarter of fiscal year 2009, a restructuring plan was approved for the purpose of consolidating development activities carried out in the Company’s two locations in India at Bangalore

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and Hyderabad. In order to consolidate development activities solely at the Company’s Bangalore, India location, management approved the closure of the Company’s facility in Hyderabad, India. The actions under this restructuring plan involved relocating employees at the Hyderabad location to the Bangalore site, terminating employees that do not relocate, and vacating the Hyderabad facility. The Company recorded a restructuring charge of approximately $0.1 million for this plan in the quarter ended June 30, 2009, which is comprised of employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses expected to be incurred in connection with this restructuring plan, were accounted for under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”) and are included in the Company’s results of operations. The total estimated unpaid portion of the cost of this restructuring plan is less than $0.1 million as of June 30, 2009.
     In the second quarter of fiscal year 2009, management approved two restructuring plans. In February 2009, a restructuring plan was approved to reduce future operating expenses by eliminating 69 employee positions. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $0.7 million for this plan, all of which related to severance and other employee costs. These restructuring costs, which represent the total amount of expenses incurred in connection with this restructuring plan, were accounted for under SFAS No. 146 and are included in the Company’s results of operations. As of June 30, 2009, payments related to employee severance and other costs were completed.
     In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 27 employee positions and closing the Company’s facility in Tel Aviv, Israel. During the quarter ended March 31, 2009, the Company recorded a restructuring charge of approximately $0.3 million for this plan, which consisted of the following: (i) $0.2 million related to severance and other employee costs; and (ii) $0.1 million for other restructuring related exit costs. In addition, a charge of approximately $0.3 million associated with this restructuring plan was recorded in the quarter ended June 30, 2009, which consisted of the following: (i) $0.1 million as true up adjustments for severance and related benefit costs; (ii) $0.1 million related to on-going lease obligations upon vacating the leased office premises in June 2009; and (iii) $0.1 million for other restructuring related exit costs. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. The total unpaid portion of the cost of this restructuring plan is less than $0.1 million as of June 30, 2009.
     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs were accounted for in accordance with SFAS No. 146 and are included in the Company’s results of operations. In addition, restructuring charges of approximately $40,000 was recorded in the second quarter of fiscal year 2009 due to changes in estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is less than $0.1 million as of June 30, 2009.
     In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 employee positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. These restructuring costs were accounted for under SFAS No. 146 and are included in the Company’s results of operations. As of June 30, 2009, payments related to this restructuring program were completed.
     As of June 30, 2009, the first quarter 2007 restructuring plan has an asset balance of approximately $81,000 which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.
     Fiscal Year 2003 Restructuring Plan
     In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 employee positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002 in accordance with Emerging Issues Task Force 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (“EITF 94-3”). As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: (i) $0.5 million increase in the fourth quarter of fiscal year 2006, and (ii) $0.1 million decrease in the first quarter of fiscal year 2007 and $0.1 million increase in the fourth quarter of fiscal year 2007. During fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During the three months ended June 30, 2009, the Company made cash payments of approximately $54,000 for the liability associated with this restructuring program and the remaining unpaid portion of the cost of this restructuring is approximately $22,000 as of June 30, 2009.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 5. Property and Equipment, net
     Property and equipment consisted of the following (in thousands except, estimated useful life):

	Estimated useful	June 30,	September 30,
	life (years)	2009	2008
Computer hardware and software	3	$8,361	$6,798
Telephone system	5	420	395
Furniture and fixtures	5	2,218	1,707
Construction in progress		253	68
Leasehold improvements		2,425	2,159

Subtotal		13,677	11,127
Less: accumulated depreciation		(8,304)	(7,002)

Property and equipment, net		$5,373	$4,125

     The Company has entered into equipment financing lease arrangements, which allows the Company to acquire up to a total of $1.3 million in equipment. As of June 30, 2009, the Company had acquired equipment in the aggregate amount of $1.0 million under these arrangements.
     As of June 30, 2009, the current portion of the present value of the net minimum lease payments is $0.5 million. The following is a schedule by years of future minimum lease payments for assets acquired under capital lease together with the present value of the net minimum lease payments as of June 30, 2009 (in thousands):
(in thousands)

Fiscal year ending September 30,
2009	$158
2010	514
2011	347
2012	38

Total minimum lease payments	1,057
Less: amount representing interest	(76)

Present value of net minimum lease payments	$981

     Depreciation expense related to property and equipment, including equipment under capital lease and amortization of leasehold improvements, totaled $0.6 million and $1.6 million for the three months and nine months period ended June 30, 2009, respectively. For the three months and nine months period ended June 30, 2008, the depreciation expense was $0.5 million and $1.5 million, respectively. As of June 30, 2008, none of the assets were acquired under the capital lease arrangement.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	June 30,	September 30,
	2009	2008
Other assets — current:
Prepaid taxes	$68	$42
Prepaid other	980	909
Shares held in escrow	3,973	6,962
Other assets	859	277

Total other assets — current	$5,880	$8,190

     Shares held in escrow represent the value of half of the stock consideration paid by the Company for the acquisition of General Software, Inc., in August 2008. Per the terms of the purchase agreement for General Software, Inc., the shares are to be held in escrow to cover indemnification obligations General Software, Inc. or the former shareholders of General Software, Inc. may have to the Company for breaches of any of the representations, warranties or covenants set forth in the purchase agreement. These shares are issued and outstanding as of June 30, 2009 and are held by a third party in escrow. Since these shares are held in escrow and have not yet been distributed to the former shareholders and option holders of General Software Inc., the Company must maintain a liability amounting to $4.0 million representing the purchase consideration payable in shares which is classified under the captions “Purchase consideration payable” and is included under “Other liabilities — current” in the Condensed Consolidated Balance Sheets. During the quarter ended June 30, 2009, shares amounting to approximately $3.0 million held in escrow for BeInSync Ltd. were released upon the one year anniversary of the acquisition closing date with a corresponding reduction of liability of the same amount representing the purchase consideration payable.
     The following table provides details of other assets — noncurrent (in thousands):

	June 30,	September 30,
	2009	2008
Other assets — noncurrent:
Deposits and other prepaid expenses	$955	$917
Long-term prepaid taxes	1,849	1,890
Deferred tax	198	187

Total other assets — noncurrent	$3,002	$2,994

     The following table provides details of other liabilities — current (in thousands):

	June 30,	September 30,
	2009	2008
Other liabilities — current:
Accounting and legal fees	$715	$1,101
Purchase consideration payable	3,973	6,962
Other accrued expenses	2,585	2,255

Total other liabilities — current	$7,273	$10,318

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides details of other liabilities — noncurrent (in thousands):

	June 30,	September 30,
	2009	2008
Other liabilities — noncurrent:
Accrued rent	$692	$751
Retirement reserve	1,472	1,714
Other liabilities	545	43

Total other liabilities — noncurrent	$2,709	$2,508

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
     Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenues:
North America	$3,527	$3,202	$11,192	$9,793
Japan	2,673	4,391	9,646	10,056
Taiwan	8,625	10,356	23,659	29,811
Other Asian countries	1,276	920	3,399	3,024
Europe	1,180	407	2,569	1,016

Total revenues	$17,281	$19,276	$50,465	$53,700

     The portion of North America revenues from external customers attributed to the United States were $3.4 million and $3.2 million for the three month periods ended June 30, 2009 and 2008, respectively, and were $11.0 million and $9.8 million for the nine month periods ended June 30, 2009 and 2008, respectively.
     For the three months ended June 30, 2009, two customers accounted for 15% and 10% of total revenues. For the three months ended June 30, 2008, two customers accounted for 19% and 14% of total

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
revenues. For the nine months ended June 30, 2009, two customers accounted for 13% and 12% of total revenues. For the nine months ended June 30, 2008, two customers accounted for 19% and 14% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.
Note 8. Loss per Share
     The following table presents the calculation of basic and diluted loss per share required under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”) (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Net loss	$(5,754)	$(2,780)	$(70,245)	$(1,653)

Weighted average common shares outstanding:
Basic and diluted	28,700	27,574	28,543	27,385

Loss per share:
Basic and diluted	$(0.20)	$(0.10)	$(2.46)	$(0.06)
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
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share were approximately 7.6 million and 3.0 million for the three month periods ended June 30, 2009 and 2008, respectively, and were approximately 7.7 million and 2.9 million for the nine month periods ended June 30, 2009 and 2008, respectively.
Note 9. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock or non-vested stock) granted under various plans and the majority of the plans have been approved by our stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by our stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Prior to April 1, 2008, grants to non-employee directors were fully vested on the date of grant. Under the Company’s stock plans, as of June 30, 2009, restricted share awards and option grants for 7.5 million shares of common stock were outstanding from prior awards and 2.6 million shares of common stock were available for future awards. The outstanding awards and grants as of June 30, 2009 had a weighted average remaining contractual life of 7.75 years and an aggregate intrinsic value of $0.1 million.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Of the options outstanding as of June 30, 2009, there were options exercisable for 2.7 million shares of common stock having a weighted average remaining contractual life of 6.5 years and an aggregate intrinsic value of nil. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of June 30, 2009, the Company has temporarily suspended its Purchase Plan program as substantially all the shares under the Purchase Plan are issued.
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
     As of June 30, 2009, $1.8 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The cost is expected to be recognized over a remaining period of 1.1 years.
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(in years)	Value (in thousands)
Outstanding at September 30, 2008	7,403,629	$8.57
Options granted	1,699,140	3.67
Options exercised	(15,637)	5.60
Options canceled	(1,687,676)	8.87

Outstanding at June 30, 2009	7,399,456	7.38	7.75	$131

Exercisable at June 30, 2009	2,746,511	$7.55	6.48	$—
     The Company had approximately 7.5 million and 6.6 million of options and awards outstanding as of June 30, 2009 and 2008, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the nine months ended June 30, 2009 and 2008 are $1.94 and $6.95, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the nine months ended June 30, 2009 and 2008 are $1.33 and $3.67, respectively. The total intrinsic value of options exercised for the nine months ended June 30, 2009 and 2008 are approximately $28,000 and $2.6 million, respectively.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Non-vested stock activity for the three and nine months ended June 30, 2009 is summarized as follows:

	Three months ended June 30, 2009		Nine months ended June 30, 2009
		Weighted Average		Weighted Average
	Non-vested Number	Grant-Date Fair	Non-vested Number	Grant-Date Fair
	of Shares	Value	of Shares	Value
Nonvested stock at beginning of period	111,312	$4.78	182,100	$4.79
Vested	(4,375)	4.53	(71,151)	4.78
Forfeited	—	—	(4,012)	5.12

Nonvested stock at June 30, 2009	106,937	$4.78	106,937	$4.78

     As of June 30, 2009, $0.4 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 1.3 years.
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
Commitments and Other Contingencies
     As of June 30, 2009, the Company had commitments for $10.9 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008 for the remainder of the term; and ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during the nine months ended June 30, 2009, the Company is committed to pay approximately $0.1 million related to employee severance and other benefit costs and certain other exit costs. See Note 4 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on the Company’s restructuring plans. In addition, as of June 30, 2009, the Company is committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements.
     As of June 30, 2009, the Company had a non-current income tax liability of $15.5 million which was associated primarily with the accrual of income taxes on the Company’s operations in Taiwan.
Note 11. Income Taxes
     The Company recorded an income tax expense of $1.4 million and $3.0 million for the three and nine months ended June 30, 2009, respectively, as compared to an income tax expense of $1.2 million and $4.0 million for the three and nine month period ended June 30, 2008, respectively. The income tax expenses for the nine months ended June 30, 2009 and 2008 were comprised primarily of $2.5 million and $2.7 million, respectively, of foreign income taxes and $1.0 million and $1.3 million, respectively, of foreign withholding taxes, both of which are principally associated with the Company’s operations in Taiwan and Japan. The expense for the nine months period ended June 30, 2009 is adjusted for estimated

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
R&D credit cash refund and a reduction of deferred tax liabilities related to the impairment of goodwill, both aggregating to approximately $0.5 million.
     The income tax provision for the quarter was calculated based on the results of operations for the three and nine months period ended June 30, 2009 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of June 30, 2009, the Company has deferred tax assets of $75.6 million and it continues to be the assessment of management that a full valuation against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at June 30, 2009 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.
Uncertain Tax Positions
     The Company adopted the provisions of FIN 48 on October 1, 2007. The implementation of FIN 48 in fiscal 2008 resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In accordance with FIN 48, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term FIN 48 liabilities. The total long-term FIN 48 liability for uncertain tax positions as of September 30, 2008 was $18.3 million. During the three months and nine months period ended June 30, 2009, the liability associated with uncertain tax positions increased by $1.0 million and $1.9 million, respectively, which was primarily associated with the accrual of income taxes on the Company’s operations in Taiwan and Japan. Accordingly, the amount of long-term liability for unrecognized tax benefits at June 30, 2009, excluding interest and penalties, was $20.2 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2008	$18,348
Additions based on tax positions related to current year	1,850

Gross balance at June 30, 2009	20,198
Interest and penalties	695

Balance at June 30, 2009	$20,893

     At October 1, 2008, the Company’s total long-term liability for unrecognized tax benefits were $18.3 million, of which $13.5 million, if recognized, would affect the effective tax rate. Total gross unrecognized tax benefits increased by $1.9 million for the nine months period ended June 30, 2009, which, if recognized, would affect the effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan and Japan. Although unrecognized tax benefits for individual tax positions may increase or decrease during the remainder of fiscal year 2009, the Company

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
does not currently believe that it is reasonably possible that there will be a significant increase or decrease in unrecognized tax benefits during fiscal year 2009 or for the next 12 month period.
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.5 million of interest and penalties accrued at October 1, 2008 and $0.7 million at June 30, 2009.
     As of June 30, 2009, the Company continues to have a tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years affected by the current transfer pricing policy, an exposure of $14.8 million (including tax and interest) exists, which as of June 30, 2009 has been fully reserved.
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
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to foreign examinations by tax authorities for years before 2000 and is no longer subject to U.S. examinations for years before 2004 except to the extent that tax attributes in these years were carried forward to years remaining open for audit.
Note 12. Business Combinations
Transactions completed in Fiscal Year 2008
BeInSync Ltd.
     On April 30, 2008, the Company acquired 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync was a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The Company believed the acquisition of BeInSync would further strengthen its leadership at the core of the PC industry by including new products in its portfolio and would enhance the Company’s ability to respond to consumer and business needs for secure and “always available” web access to their digital assets and automatic protection of PC programs and data. Under the terms of a Share Purchase Agreement entered into on March 26, 2008, the Company paid approximately $20.8 million, comprised of $17.3 million in cash consideration, $3.0 million in equity consideration and $0.5 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and intangible assets acquired from BeInSync and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141, ‘Business Combinations’ (“SFAS No. 141”). Goodwill recorded under this transaction is deductible for tax purposes.

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

     As a result of an interim impairment analysis performed during the quarter ended March 31, 2009, the Company recorded an impairment charge of approximately $11.6 million and $9.2 million with respect to goodwill and other intangible assets, respectively, acquired from BeInSync.
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

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
General Software, Inc.
      On August 31, 2008, the Company acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). General Software was a leading provider of embedded firmware that is used in millions of devices around the world. The Company believed the acquisition of General Software will further strengthen its position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of the Company’s products to devices that use embedded processors. Under the terms of a Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 23, 2008, the Company paid approximately $20.1 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.5 million of direct transaction costs. In addition, upon certain conditions being met, including a condition based on the Company’s common stock price one year after the closing of the acquisition relative to the stock price set forth in the Purchase Agreement, the former stockholder of General Software will be entitled to receive an additional amount up to a maximum of $0.3 million. The purchase price exceeded the fair value of net tangible and intangible assets acquired from General Software and as a result, the Company recorded goodwill in connection with this transaction in accordance with SFAS No. 141. Goodwill recorded under this transaction is deductible for tax purposes.
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
Note 13. Subsequent Events
     On July 2, 2009, the Company issued 5,800,000 shares of its common stock, par value $0.001 per share (“Shares”) to certain institutional investors (the “Investors”) pursuant to a registered direct offering. The sale of the Shares was made pursuant to Subscription Agreements, each dated June 26, 2009, between the Company and each of the Investors, pursuant to which the Investors purchased the Shares at a purchase price of $2.25 per share resulting in gross proceeds of approximately $13.1 million to the Company. The net cash proceeds from the sale of the Shares, after deducting placement agent’s fees and other offering expenses, were approximately $12.1 million.

PHOENIX TECHNOLOGIES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On July 20, 2009, the Company filed a lawsuit in Santa Clara County Superior Court against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”), and a former Phoenix employee. The suit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust.
     On July 28, 2009, a restructuring plan was approved to close the Company’s facility in Shanghai, China in order to consolidate development activities in the Company’s other locations. The Company expects to record a restructuring charge in the aggregate amount of approximately $0.3 million in the fourth quarter of fiscal year 2009. The actions under this restructuring will involve terminating or relocating approximately 34 employees and vacating the Shanghai facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information appearing in this quarterly report.
Company Overview
     We design, develop, sell and support software for personal computers, servers and other computing and communications devices.
     Our SecureCore™, MicroCore™ and EmbeddedBIOS® products are commonly referred to as firmware or core system software. Core system software is the first software that runs on most computing devices immediately after the device is powered on, during the period usually referred to as boot time. Our core system software initializes the chips and other devices which are built into the computer and then loads the primary operating system which fully enables the operation of the computer. Our core system software products are incorporated into the computer during the manufacturing process and therefore we sell these products primarily to computer and component device manufacturers. We also provide training, consulting, maintenance and engineering services to these customers. We believe that our core system software products, or derivatives of our products, are incorporated into over 125 million computing devices each year, making us the global market share leader in the core systems software business.
     We also design, develop and support operating system software for personal computers and other similar devices. HyperSpace™, our operating system software, can run stand-alone in a computer or it can run as a companion along-side another operating system such as Microsoft Windows®, providing enhanced performance or functionality not available from the companion system. HyperCore™, another of our products, incorporates virtualization technologies which create or support second, third or subsequent virtual machines, environments which enable multiple operating systems to run on the same computer. Our operating system software provides users of personal computers, and particularly portable computers, with enhanced device utility, reliability and security as well as with the ability to utilize specific applications such as web browsers, messaging suites, office suites, and media suites that are purpose built for the mobile device. In addition to operating systems and virtualization software, we design, develop and support a number of such applications in-house and we also resell other companies’ application software, either as integrated parts of our platforms or as add-ons to our platforms. We provide application developers with software development kits in order to enable them to build or customize applications efficiently to perform optimally within the environment created by our operating systems.
     In addition to our system software products, we offer software and services that assist users with the management and security of computing devices. FailSafe, one of our software products sold as a service, has functionality to assist in preventing a device from being lost or stolen as well as functionality to enable the user to protect the data on any device that may be lost or stolen. The user can lock a lost or stolen device and can also retrieve data from or destroy data on that device. We also sell a simplified version of FailSafe called Phoenix FreezeTM, which locks a user’s computer when the user’s mobile Bluetooth® enabled phone leaves a user-defined area monitored by Freeze. When the user moves back into the range of the computer, Freeze automatically unlocks the system. Finally we offer eSupport, a range of products and services generally delivered over the internet which help users keep their computing devices both well tuned and fully up-to-date.
     The majority of our revenues currently come from core system software products. Our newer products, which include HyperSpace, HyperCore, FailSafe, Freeze, and eSupport, currently provide less than ten percent of our revenues but we plan to increase the revenues from these new products as rapidly

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
as possible in order to support the needs of the marketplace and our customers more adequately and to thereby diversify our sources of revenue.
     Although the true consumers or end users of these products and services that we offer are enterprises, governments and individuals, we typically sell these products through our original equipment manufacturer (OEMs), original design manufacturer (ODMs) or service provider channels, and we strive to help these channel partners make their products more attractive to their customers and thereby to generate additional revenues and margins from their products.
     In addition to licensing our products to OEM and ODM customers, we also sell certain of our products directly or indirectly to computer end users or support organizations, generally delivering these products in connection with either a software use license or a subscription and license agreement for web-based delivery of our software and services.
     We derive additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.
     Our revenues therefore arise from three sources:
1.	License fees: revenues arising from agreements in which we license our system and application software and other intellectual property rights to third parties.

2.	Subscription fees: revenues arising from agreements that provide for the ongoing delivery over a period of time of software and services, generally delivered over the Internet.

3.	Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software development, customization, deployment, support, and training.
Fiscal Year 2009 Third Quarter Overview
     The quarter ended June 30, 2009 represents the third quarter of the third year of the Company’s execution of new strategic and operational plans developed by the Company’s new management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by us in various public statements, called for restoring the Company’s core business to positive cash flow within the first year and announcing major new products early in the second year. Having initially achieved these objectives, we informed investors in various public statements that we would now focus on building out industry partnerships to integrate our new products with the offerings of other hardware and software vendors and on expanding our research and development efforts to assist in these integration initiatives.
     Our third quarter of fiscal year 2009 results were negatively affected by the on-going crisis in domestic and international financial markets and the resulting slowdown in global economic activity. We continue to see the effects of the crisis in the form of substantial reduction in the overall business conducted by our OEM and ODM customers that contribute the majority of our traditional CSS license business. Our revenues declined by $2.0 million, or 10%, during the current quarter as compared to those that we had reported for the corresponding quarter of our preceding fiscal year 2008. This reduction was largely driven by a decline in our traditional CSS license business partially offset by the growth in our new and emerging products and services. We believe that the decline in our revenues is a reflection of the continued slowdown of the global economy and the adverse effect of the global credit crisis on our

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
customers. Specifically, we experienced a decline in our license revenue as a result of cautious spending by our large OEM and ODM customers, resellers and system integrators, which we believe reflected both reduced end user demand for personal computers (PC) and related inventory reductions in the global PC supply chain as well as the loss of two of our key customers in the Japan region, partially offset by the addition of certain new CSS license customers.
     While the longer term impacts of the current economic uncertainty are hard to predict, we remain committed to our product strategies, which are designed to enable us to exceed the growth rate of the PC industry in future periods. Our new product strategy has already begun to produce results as we started recognizing revenue from the sale of our FailSafe, HyperSpace and Freeze products. Encouraged by the favorable reaction of our major customers to our PC 3.0™ vision, which includes ease-of-use, virtualization and mobile data security as key features, during the current quarter we continued to make selective investments in our new product initiatives and businesses despite the market slowdown. As compared to the corresponding quarter of our preceding fiscal year, we increased our spending in research and development and sales and marketing by approximately 10% and 22%, respectively, while at the same time we reduced general and administrative costs by approximately 31% through deployment of new cost management initiatives. As a result of the above, our total expenditures (including operating expenses and cost of revenues) for the current quarter at $21.2 million remain approximately the same as were reported for the corresponding quarter of our preceding fiscal year 2008. During the first nine months of fiscal year 2009, we used net cash of $17.7 million in operating activities as compared to positive net cash flow from operations of $17.0 million during the equivalent nine months of fiscal year 2008.
     During the quarter ended June 30, 2009, in order to consolidate development activities solely at the Company’s Bangalore, India location, management approved a restructuring plan which entailed closure of the Company’s facility in Hyderabad, India. During the third quarter of fiscal 2009, we recorded approximately $0.1 million in charges associated with this restructuring plan and $0.3 million as true up adjustments in relation to the earlier restructuring plans announced in fiscal years 2003, 2007 and the six months ended March 31, 2009.
     Stock compensation expense under SFAS No. 123(R) for the quarter ended June 30, 2009 was $2.0 million, a decrease of $1.6 million, or 44%, from $3.6 million for the same period in fiscal year 2008. Stock-based compensation for both the current quarter and corresponding quarter of fiscal 2008 includes expense recognized in respect of stock options granted to our four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Total expense recognized in the quarter ended June 30, 2009 from the Performance Options was $0.9 million (of which, $0.6 million is classified as general and administrative expense, $0.2 million is classified as research and development expense and $0.1 million is classified as sales and marketing expense) as compared to $2.0 million recorded during the quarter ended June 30, 2008 (of which $1.4 million was classified as general and administrative expense, $0.4 million was classified as research and development expense and $0.2 million was classified as sales and marketing expense).
     During the third quarter of fiscal year 2009, we executed additional significant long term volume purchase agreements (“VPAs”) with our major customers with payment terms generally spread over a period of 12 to 18 months. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. Our total order backlog at June 30, 2009 was $37.5 million, which represents a decrease of $3.5 million, or 9%, from $41.0 million at March 31, 2009 and a decrease of $6.9 million, or 16%, from $44.4 million at June 30, 2008. This decline is principally related to the fact that during the December 2007 period, we had executed a number of VPA’s with terms which extended for periods of up to 24 months. We expect to invoice and recognize this $37.5 million as revenue over the future periods; however uncertainties such as the timing of customer utilization of our products may impact the timing of recognition for these revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Primarily as a result of actions taken under fiscal year 2009 restructuring plans, we reduced our total workforce from 518 employees at March 31, 2009 to 487 employees at June 30, 2009. Our total workforce at the end of the current quarter is approximately 15% higher than our total workforce at June 30, 2008 of 423 employees, mainly due to active recruitment of additional personnel throughout calendar year 2008 and the additional personnel acquired from the three acquisitions completed in the second half of fiscal year 2008, partially offset by the restructuring adjustments described above.
     Gross margins for the quarter ended June 30, 2009 were $14.3 million, a $2.2 million or 13% decrease from gross margins of $16.5 million for the same period in fiscal year 2008. As a percentage of revenues, gross margins for the current quarter declined to 83% as compared to 86% in the quarter ended June 30, 2008. The overall decrease in gross margin as a percentage of revenue resulted primarily from the negative gross margins on service fee revenues, which declined from a positive 9% in the quarter ended June 30, 2008 to negative 8% in the current quarter, principally due to a decrease in overall service revenues as well as higher headcount, which resulted in higher payroll and related benefit expenses. The decrease in gross margins also resulted from higher amortization charges of approximately $58,000 recorded on the purchased intangible assets. The above decreases were partially offset by higher gross margin of 64% generated from subscription fee revenues in the quarter ended June 30, 2009 as compared to zero gross margins during the corresponding period of fiscal year 2008. Gross margins related to license revenue remained flat at 99% during the current quarter as well as the corresponding quarter of the previous fiscal year.
     Operating expenses for the quarter ended June 30, 2009 were $18.2 million, a decrease of $0.2 million, or 1%, from $18.4 million for the same period in fiscal year 2008. Of the net $0.2 million decrease, (i) $1.0 million was due to a net decrease in personnel costs, principally as a result of a decrease of $1.6 million in stock compensation expense, partially offset by higher salaries and benefits costs due to increased headcount; (ii) $1.0 million was due to lower consulting costs related mainly to the reduction in use of consultants for the Company’s activities; and (iii) $0.5 million was due to a reduction in recruiting costs. The above decreases were partially offset by a $1.8 million increase in other overhead costs, mainly incurred with respect to research and development and sales and marketing activities (due in part to the three acquisitions completed in the second half of fiscal year 2008), a $0.2 million increase in marketing activities and a $0.3 million increase in restructuring costs associated with the reduction in force, consolidation of development activities in India and closure of the Company’s facility in Tel Aviv, Israel.
     During the third fiscal quarter of 2009, net interest and other income (expenses) decreased by $0.8 million, to a net expenditure of $0.5 million for the three months ended June 30, 2009, a decrease of 253% from the net interest and other income of $0.3 million earned during the corresponding quarter of previous fiscal year 2008. We also experienced a $0.2 million increase in tax expense as compared to the same period in fiscal year 2008. The decrease in interest and other income was primarily due to a $0.4 million decline in net interest income due to reduction in both interest rates and invested cash balances and a $0.4 million increase in net foreign exchange losses related mainly to depreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure.
     We incurred a net loss of $5.8 million for the quarter ended June 30, 2009, compared to a net loss of $2.8 million for the same period in fiscal year 2008. As described above, this $3.0 million increase in net loss was principally the result of the $2.0 million reduction in revenue, a $0.2 million increase in cost of revenues, a $0.8 million decrease in interest and other income and a $0.2 million increase in income tax expense, which was partially offset by $0.2 million decrease in operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
     There have been no significant changes during the three months ended June 30, 2009 to the items that we disclosed as our critical accounting polices and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, except as noted below:
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
     The fair value of our Level 1 financial assets, which represents our investments in money market funds, is based on quoted market prices of the identical underlying security in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. As of June 30, 2009, we did not have any Level 2 or Level 3 financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on our Condensed Consolidated Financial Statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not different than the fair values that would have been calculated under previous accounting guidance.
     SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. We did not make any elections for fair value accounting under SFAS No. 159 and accordingly, there was no impact on our Condensed Consolidated Financial Statements for the quarter ended June 30, 2009.
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
     Based on a combination of factors, including the rapid deterioration of global economic conditions, our operating results, the reduction in force discussed in Note 4 — Restructuring and Asset Impairment Charges, a substantial and sustained decline in the our market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis in respect of goodwill and other long-lived assets as of February 28, 2009. As a result, during the second quarter of fiscal 2009, we recorded an impairment charge of $33.2 million and $11.9 million in respect of goodwill and other long-lived intangible assets, respectively.
     As of June 30, 2009, the remaining carrying value of goodwill and other long-lived assets (including both tangible and intangible assets) subject to amortization is $21.9 million and $13.4 million, respectively. Performing impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in further impairment of our goodwill and other intangible assets balance in future periods, including, but not limited to:
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
     It is not possible at this time to determine if any such future impairment charge would result from these factors or, if it does, whether such charge would be material. We will continue to review our goodwill and other long-lived assets for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill or other long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following table includes Consolidated Statements of Operations data as a percentage of total revenues:
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Revenues:
License fees	84%	88%	82%	88%
Subscription fees	5%	—	4%	—
Service fees	11%	12%	14%	12%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License fees	1%	1%	1%	1%
Subscription fees	2%	—	2%	—
Service fees	12%	11%	12%	11%
Amortization of purchased intangible assets	2%	2%	5%	1%
Impairment of purchased intangible assets	—	—	24%	—

Total cost of revenues	17%	14%	44%	12%

Gross margin	83%	86%	56%	88%

Operating expenses:
Research and development	53%	44%	61%	37%
Sales and marketing	23%	17%	30%	17%
General and administrative	27%	35%	30%	30%
Restructuring and asset impairment	2%	—	3%	—
Impairment of goodwill	—	—	66%	—

Total operating expenses	105%	96%	190%	84%

Income (loss) from operations	(22)%	(10)%	(134)%	3%

Interest and other income (expenses), net	(3)%	2%	—	1%

Income (loss) before income taxes	(25)%	(8)%	(134)%	4%

Income tax expense	8%	6%	6%	8%

Net loss	(33)%	(14)%	(140)%	(3)%

				.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues
     Revenues by geographic region for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
North America	$3,527	$3,202	10%	$11,192	$9,793	14%
Japan	2,673	4,391	(39)%	9,646	10,056	(4)%
Taiwan	8,625	10,356	(17)%	23,659	29,811	(21)%
Other Asian countries	1,276	920	39%	3,399	3,024	12%
Europe	1,180	407	190%	2,569	1,016	153%

Total revenues	$17,281	$19,276	(10)%	$50,465	$53,700	(6)%

     Revenues by geographic region for the three and nine months ended June 30, 2009 and 2008 by the relative percentages to the total revenues were as follows (in percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Revenues:
North America	20%	17%	3%	22%	18%	4%
Japan	15%	23%	(8)%	19%	19%	—
Taiwan	50%	54%	(4)%	47%	55%	(8)%
Other Asian countries	7%	5%	2%	7%	6%	1%
Europe	7%	2%	5%	5%	2%	3%
     The portion of North America revenues from external customers attributed to the United States was $3.4 million and $3.2 million for the three month periods ended June 30, 2009 and 2008, respectively, and were $11.0 million and $9.8 million for the nine month periods ended June 30, 2009 and 2008, respectively.
     Total revenues for the three months ended June 30, 2009 were $17.3 million, a decrease of $2.0 million, or 10%, from revenues of $19.3 million for the same period in fiscal year 2008. Revenues for the three months of fiscal year 2009 for most geographic regions, with the exception of Taiwan and Japan, increased as compared to the same period in fiscal year 2008. Total revenues for the first nine months of fiscal year 2009 decreased by $3.2 million, or 6%, compared to the same period in fiscal year 2008. Revenues for the nine months of fiscal year 2009 for most geographic regions, with the exception of Taiwan and Japan, increased as compared to the same period in fiscal year 2008. The increase in revenue in the three month and nine month periods ended June 30, 2009 by 10% and 14%, respectively, for the North America region is primarily attributable to generation of subscription fee revenues, which resulted from the acquisitions we completed in the second half of fiscal year 2008. The increase in revenue during the three month and nine month periods ended June 30, 2009 by 190% and 153%, respectively, for the Europe region is due to success of our initiative to convert a large customer who previously had the benefit of fully paid license arrangement, which generated no revenue during the three and nine month periods ended June 30, 2008, to a VPA arrangement where the revenue is generated for the each unit of license consumed by the customer. The 17% decline in revenue from Taiwan in the current quarter and 21% decline in the nine months ended June 30, 2009, are mainly due to reduced revenue from our large ODM customers which resulted from reduced end user demand for PCs and inventory reductions in the global PC supply chain mainly in connection with the weakening global economic environment. The decrease in revenue from Japan during the three month and nine month periods ended June 30, 2009 by 39% and 4%, respectively, is due to a loss of two significant customers in the Japanese territory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Revenues by sources for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
License revenues	$14,445	$16,883	(14)%	$41,557	$47,110	(12)%
Subscription revenues	928	20	4540%	2,119	20	10495%
Service revenues	1,908	2,373	(20)%	6,789	6,570	3%

Total revenues	$17,281	$19,276	(10)%	$50,465	$53,700	(6)%

     Revenues by sources for the three and nine months ended June 30, 2009 and 2008 by relative percentages to total revenues were as follows (in percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
License revenues	84%	88%	(4)%	82%	88%	(6)%
Subscription revenues	5%	—	5%	4%	—	4%
Service revenues	11%	12%	(1)%	14%	12%	2%
     License fees for the current quarter of fiscal year 2009 were $14.4 million, a decrease of $2.4 million, or 14%, from $16.9 million recorded for the same period in fiscal year 2008. As a percentage of total revenues, license revenues were 84% in the current quarter of fiscal year 2009 versus 88% for the same period in the previous fiscal year 2008.
     License fees for the nine months of fiscal year 2009 were $41.6 million, a decrease of $5.6 million, or 12%, from $47.1 million recorded for the same period in fiscal year 2008. As a percentage of total revenues, license revenues were 82% in the first nine months of fiscal year 2009 versus 88% for the same period in the previous fiscal year 2008.
     The decrease in license fees during the third quarter and first nine months of fiscal 2009 is primarily due to reduced end user demand for PCs and related inventory reductions in the global PC supply chain mainly as a result of the weakening global economic environment as well as the loss of two key customers in the Japan region, partially offset by the addition of certain new customers.
     In the current quarter of fiscal year 2009, we executed additional VPA transactions with certain of our customers with payment terms generally spread over a period of 12-18 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by us. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the third quarter of fiscal 2009, our total order backlog of approximately $37.5 million, comprised of $16.3 million of unbilled VPA commitments and $21.2 million of deferred revenue, decreased by 16%, or $6.9 million, from the $44.4 million balance comprised of $30.4 million of unbilled VPA commitments and $14.0 million of deferred revenue at June 30, 2008. The reduction in the overall order backlog is principally associated with the fact that during the December 2007 period, we had executed a number of VPA’s with payment terms extending over periods of up to 24 months. We expect to invoice and recognize this $37.5 million as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.
     During the three and nine month periods ended June 30, 2009, we recognized subscription fee revenues of $0.9 million and $2.1 million, respectively, which principally resulted from the acquisitions we completed in the second half of fiscal year 2008. During the three and nine month periods ended June 30, 2008, we recognized our first subscription fee revenues of approximately $20,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Service fees for the three months ended June 30, 2009 were $1.9 million, a decrease of approximately $0.5 million, or 20%, from $2.4 million for the same period in fiscal year 2008. As a percentage of total revenues, service fees were 11% in the current quarter of fiscal year 2009 versus 12% for the same period in the previous fiscal year 2008. The decrease in revenues associated with service fees during the three months ended June 30, 2009 was primarily a result of the sale of decreased number of support service days to our customers.
     Service fees for the nine months ended June 30, 2009 were $6.8 million, an increase of $0.2 million, or 3%, from $6.6 million for the same period in fiscal year 2008. As a percentage of total revenues, service fees were 14% in the nine months of fiscal year 2009 versus 12% for the same period in fiscal year 2008. The increase in service fees is principally a result of the sale of increased number of support service days to our customers during the six months ended March 31, 2009 partially offset by reduced service days during the current quarter ended June 30, 2009.
Cost of Revenues and Gross Margin
     Cost of revenues for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Cost of revenues	2,966	2,733	9%	22,030	6,563	236%
Percent of consolidated revenue	17%	14%		44%	12%
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
     Cost of revenues increased by approximately $0.2 million, or 9%, from $2.7 million in the three months ended June 30, 2008, to $3.0 million in the three months ended June 30, 2009. Of the $0.2 million increase, $0.3 million is associated with higher cost of revenues associated with subscription fee revenues and approximately $58,000 is due to higher amortization charges recorded on purchased intangible assets partially offset by lower costs of revenues, aggregating to approximately $139,000, associated with both license and service fee revenues. Cost of revenues associated with license fees decreased by 17%, to approximately $148,000, during the quarter ended June 30, 2009 from $179,000 for the same period in fiscal year 2008. This decrease in costs is due to and in line with lower license fee revenues earned during the current quarter. Cost of revenues associated with subscription fees increased to approximately $334,000 during the quarter ended June 30, 2009 from $20,000 during the same period in fiscal year 2008. This increase in costs associated with subscription fees is principally related to the increased level of subscription based services we provided to our customers. Cost of revenues associated with service fees decreased by 5%, from $2.2 million in the quarter ended June 30, 2008 to $2.1 million during the current quarter ended June 30, 2009. This decrease is primarily due to reduction in service fee revenues, which decreased by 20% during the current quarter as compared to the third quarter of fiscal year 2008.
     Cost of revenues increased by $15.5 million, or 236%, from $6.6 million in the nine months ended June 30, 2008, to $22.0 million in the nine months ended June 30, 2009. Of the $15.5 million increase, $11.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million is associated with the impairment of purchased intangible assets recorded during the second quarter of current fiscal year (as compared to none during the first nine months of fiscal year 2008) and $2.0 million of additional amortization charges recorded on the purchased intangible assets in the first nine months of current fiscal year as compared to the corresponding period of the preceding fiscal year. The other increase is attributable to increase in costs associated with subscription and service fee revenues by $1.1 million and $0.4 million, respectively. Despite lower revenues, cost of revenues associated with license fees during the first nine months of fiscal year 2009 increased marginally in comparison to license fee costs reported for the corresponding period of fiscal year 2008. The marginal increase in license fee costs was principally due to the sale of certain new products which had included intellectual property licensed from third parties and other personnel costs associated with servicing new product customers. Cost of revenues associated with subscription fees increased to $1.1 million during the nine months ended June 30, 2009 from $20,000 for the same period in fiscal year 2008. This increase in costs associated with subscription fees is principally due to the increased level of subscription based services we provided to our customers. Cost of revenues associated with service fees increased by 7%, from $5.7 million to $6.1 million. The increase is in line with the higher service fee revenues, which increased by 3% during the nine months period ended June 30, 2009 as compared to the same period in fiscal year 2008.
     Amortization of purchased intangibles during the three and nine months period ended June 30, 2009 was mainly associated with (i) the amortization of intangible assets acquired during the second half of fiscal year 2008; and (ii) commencement of amortization of technology acquired in association with the development of FailSafe. In addition, as a result of the interim impairment analysis performed as of February 28, 2009, an impairment charge of $11.9 million in respect of other long-lived intangible assets was recorded in the second quarter of fiscal year 2009. No such impairment charges were recorded in the corresponding periods of fiscal year 2008.
     Gross margin for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Gross margin	14,315	16,543	(13)%	28,435	47,137	(40)%
Percent of consolidated revenue	83%	86%		56%	88%
     Gross margin percentages decreased from 86% of total revenues for the three months ended June 30, 2008 to 83% of total revenues for the same period of fiscal year 2009. Gross margins for the three months ended June 30, 2009 were $14.3 million, a 13% decrease, from gross margins of $16.5 million in the third quarter of the fiscal year 2008.
     Gross margin percentages decreased from 88% of total revenues for the nine months ended June 30, 2008 to 56% of total revenues for the same period of current fiscal year 2009. Gross margins for the nine months ended June 30, 2009 were $28.4 million, a 40% decrease, from gross margins of $47.1 million in the nine months of the previous fiscal year 2008.
     During the three months ended June 30, 2009, the overall decrease of 3% in gross margin as a percentage of total revenue resulted primarily from the negative gross margins on service fee revenues, which declined from positive 9% in the quarter ended June 30, 2008 to negative 8% in the current quarter, principally due to a decrease in overall service revenues as well as higher headcount, which resulted in higher payroll and related benefit expenses. The decrease in gross margins also resulted from higher amortization charges of approximately $58,000 recorded on the purchased intangible assets. The above decreases were partially offset by higher gross margin of 64% generated from subscription fee revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
in the quarter ended June 30, 2009, as compared to zero gross margins during the corresponding period of fiscal year 2008. Gross margins related to license revenues remained flat at 99% during the current as well as the corresponding quarter of the previous fiscal year.
     During the nine months ended June 30, 2009, the overall decrease in gross margins was primarily due to the $11.9 million of impairment charges recorded on the purchased intangible assets during the second quarter of the current fiscal year (as compared to none during the first nine months of fiscal year 2008) and a $2.0 million increase in amortization charges recorded on the purchased intangible assets. The other decrease is mainly a result of a decrease in gross margins associated with service fee revenues from 14% in the nine months ended June 30, 2008, to 10% in the nine months ended June 30, 2009, and was principally due to higher headcount, which resulted in higher payroll and related benefit expenses. The above decreases were partially offset by higher gross margins of 49% earned on subscription fee revenues during the nine months ended June 30, 2009 as compared to zero gross margins during the corresponding period of fiscal year 2008.
Research and Development Expenses
     Research and development expenses for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Research and development	9,211	8,397	10%	30,669	20,069	53%
Percent of consolidated revenue	53%	44%		61%	37%
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.
     Research and development expenses increased by $0.8 million, or 10%, to $9.2 million for the three months ended June 30, 2009, from $8.4 million for the same period in fiscal year 2008. As a percentage of revenues, research and development expenses increased from 44% in the three months ended June 30, 2008, to 53% in the three months ended June 30, 2009.
     The $0.8 million increase in research and development expense for the three months ended June 30, 2009 versus the same period in fiscal year 2008 was principally due to increased payroll and related benefit expenses of $0.4 million associated with increases in the number of engineering and engineering management personnel from 249 to 276 and a net increase in cost of facilities and other expenses by $0.4 million. The increase in the above expense categories was also in part due to three acquisitions completed in the third half of fiscal year 2008.
     Research and development expenses increased by $10.6 million, or 53%, to $30.7 million for the nine months ended June 30, 2009 from $20.1 million for the same period in the previous fiscal year 2008. As a percentage of revenues, research and development expenses increased from 37% in the nine months ended June 30, 2008 to 61% in the nine months ended June 30, 2009.
     The $10.6 million increase in research and development expense for the nine months ended June 30, 2009 versus the same period in fiscal year 2008 was principally due to increased payroll and related benefit expenses of $6.9 million associated with increases in the number of engineering and engineering management personnel, increased consulting costs of $0.4 million due to the use of additional consultants for recruiting and new product development, increased travel expenditure of $0.5 million and the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increase in net cost of facilities and other expenses by $2.8 million. The increase in all the above expense categories was also in part due to three acquisitions completed in the second half of fiscal year 2008.
     The increased research and development spending and the growth in the number of employees and consultants used in development activities were principally a result of the Company’s expanded investment in the development of its new products. The increase in research and development expense as a percentage of revenues by 9 percentage points for the current quarter and 24 percentage points for the nine months ended June 30, 2009 was a result of this expense growth combined with a reduction in our consolidated revenues during the relevant periods. We expect research and development expenses to be slightly higher in absolute dollars for the remainder of fiscal 2009.
Sales and Marketing Expenses
     Sales and marketing expenses for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Sales and marketing	3,958	3,245	22%	15,107	8,885	70%
Percent of consolidated revenue	23%	17%		30%	17%
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
     Sales and marketing expenses increased by $0.7 million, or 22%, to $4.0 million for the three months ended June 30, 2009 from $3.2 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses increased from 17% in the three months ended June 30, 2008 to 23% in the three months ended June 30, 2009.
     The $0.7 million increase in sales and marketing expenses for the three months ended June 30, 2009 versus the same period in the previous fiscal year was principally due to increased marketing expenses of $0.2 million associated with the launch of new products and increased facilities and other expenses of $0.5 million, which were principally associated with the sales and marketing activities retained following three acquisitions completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products.
     Sales and marketing expenses increased by $6.2 million, or 70%, to $15.1 million for the nine months ended June 30, 2009 from $8.9 million for the same period in the previous fiscal year. As a percentage of revenues, sales and marketing expenses increased from 17% in the nine months ended June 30, 2008 to 30% in the nine months ended June 30, 2009.
     The $6.2 million increase in sales and marketing expenses for the nine months ended June 30, 2009 versus the same period in the previous fiscal year was principally due to increased marketing expenses of $2.1 million associated with the launch of new products, increased payroll and related benefit expenses of $0.4 million, increased use of consultants for marketing campaigns of $0.4 million, increased travel expenditure of $0.3 million and net increase in facilities and other expenses of $3.0 million, which were principally associated with the sales and marketing activities retained following three acquisitions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products.
     The combination of an increase in sales and marketing expenditure and a reduction in revenues led to an increase in sales and marketing expenses as a percentage of revenues by 6 percentage points for the current quarter and 13 percentage points for the nine months ended June 30, 2009. We expect sales and marketing expenses to be slightly higher in absolute dollars for the remainder of fiscal 2009.
General and Administrative Expenses
     General and administrative expenses for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
General and administrative	4,655	6,708	(31)%	15,289	16,221	(6)%
Percent of consolidated revenue	27%	35%		30%	30%
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses decreased by $2.1 million, or 31%, to $4.7 million for the three months ended June 30, 2009 from $6.7 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses decreased from 35% in the three months ended June 30, 2008 to 27% in the three months ended June 30, 2009.
     The $2.1 million decrease in general and administrative expenses for the three months ended June 30, 2009 as compared to the same period in the previous fiscal year was primarily due to a $0.8 million decrease in stock-based compensation expense mainly due to reduction in the charges associated with the Performance Options approved by the Company’s stockholders’ on January 2, 2008. The other decrease in expenditure was driven by reduction in consulting and recruiting fees by $0.4 million and by a $0.9 million net decrease in other general and administration expenditures.
     General and administrative expenses decreased by $0.9 million, or 6%, to $15.3 million for the nine months ended June 30, 2009 from $16.2 million for the same period in the previous fiscal year. As a percentage of revenues, general and administrative expenses remained flat at 30% for both the current nine months period ended June 30, 2009 and corresponding period of fiscal year 2008.
     The $0.9 million decrease in general and administrative expenses for the nine months ended June 30, 2009 as compared to the same period in the previous fiscal year was principally due to a $0.7 million decrease in stock-based compensation expense (mainly due to reduction in the charges associated with the Performance Options) and $1.7 million reduction in general and administration overhead costs partially offset by increase in other payroll and related benefits expenses by $1.1 million and $0.4 million increase in consulting and recruiting fees.
     The eight percentage point reduction in general and administrative expense as a percentage of revenues in the current quarter as compared to the same period in the prior fiscal year was a result of decreased spending as described above. General and administrative expenses remained flat at 30% for both the current nine months period ended June 30, 2009 and corresponding period of fiscal year 2008 as decrease in revenues was offset by decrease in general and administrative expenditures. We expect general and administrative expenses to be slightly higher in absolute dollars for the remainder of fiscal year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring and Asset Impairment
     In response to the challenging global economic environment, management approved two restructuring plans during the three months ended March 31, 2009. In February 2009, a restructuring plan was approved to reduce expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating positions and closing the Company’s facility in Tel Aviv, Israel. In addition, during the current quarter ended June 30, 2009, in order to consolidate development activities solely at the Company’s Bangalore, India location, management approved a restructuring plan which entailed closure of the Company’s facility in Hyderabad, India. During the three months and nine months period ended June 30, 2009, we recorded approximately $0.4 million and $1.5 million, respectively, as charges associated with our restructuring plans principally related to severance and employee relocation costs, asset impairments, facilities and certain other exit costs. During the three and nine month periods ended June 30, 2008, we recorded $67,000 and $0.2 million, respectively, as restructuring charges primarily associated with true up adjustments recorded in relation to the earlier restructuring plans announced in fiscal years 2003 and 2007. See Note 4 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans.
Impairment of Goodwill
     During the three months ended March 31, 2009, based on a combination of factors, including the rapid deterioration of global economic conditions, our operating results, a substantial and sustained decline in the our market capitalization and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis with respect to goodwill. Based on the analysis performed, we recorded an impairment charge of $33.2 million for goodwill during the quarter ended March 31, 2009. There was no such impairment charge recorded during the corresponding periods of fiscal year 2008 or the three months ended December 31, 2008 and June 30, 2009.
Interest and Other Income (Expenses), Net
     Net interest and other income (expenses) for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Interest and other income (expenses), net	(502)	328	(253)%	103	602	(83)%
Percent of consolidated revenue	(3)%	2%		—	1%
     Net interest and other income (expenses) consists mostly of interest income, which is primarily derived from cash and cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets, interest expenses and other miscellaneous expenses/income.
     Net interest and other income (expenses) decreased by $0.8 million, or 253%, to a net expenditure of $0.5 million for the three months ended June 30, 2009 from a net income of $0.3 million for the same period in the previous fiscal year. The decrease in interest and other income was primarily due to $0.4 million decline in net interest income due to reduction in both interest rates and invested cash balances

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and $0.4 million increase in net foreign exchange losses related mainly to depreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure.
     We earned approximately $0.1 million in net interest and other income for the nine months ended June 30, 2009 as compared to $0.6 million for the same period in the previous fiscal year. The decrease of $0.5 million, or 83%, in the nine months ended June 30, 2009 as compared to the same period in the previous fiscal year was mainly a result of lower net interest income of $1.7 million offset by lower foreign exchange losses of $1.2 million.
Provision for Income Taxes
     Income tax expense for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Income tax expense	1,383	1,234	12%	3,003	4,037	(26)%
Percent of consolidated revenue	8%	6%		6%	8%
     We recorded an income tax expense of $1.4 million for the three months ended June 30, 2009, an increase of approximately $0.2 million, or 12%, from the expense of $1.2 million recorded for the same period in fiscal year 2008. The increase is mainly related to increase in foreign income taxes.
     Of the $1.4 million income tax expense for the three months ended June 30, 2009, $0.7 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions. The uncertain tax positions are related to income tax items in Taiwan, Japan and Korea, all recorded in foreign currencies. During the quarter, the Company also accrued foreign withholding taxes of $0.7 million primarily related to sales contracts in Korea.
     We recorded an income tax expense of $3.0 million for the nine months ended June 30, 2009, a decrease of $1.0 million, or 26%, from the expense of $4.0 million recorded for the same period in fiscal year 2008. This decrease is related to a reduction of the foreign and state income tax provision of $0.4 million, a reduction of foreign withholding taxes of 0.3 million, and an estimated R&D credit cash refund of $0.3 million.
     The income tax expense for the nine months ended June 30, 2009 is comprised primarily of $2.5 million of foreign income taxes and $1.0 million of foreign withholding taxes, adjusted for estimated R&D credit cash refund and reduction of deferred tax liabilities related to the impairment of goodwill aggregating to approximately $0.5 million. Of the $3.0 million income tax expense for the nine months ended June 30, 2009, $2.2 million was attributable to the increase in FIN 48 liabilities associated with uncertain tax positions. The FIN 48 liabilities are primarily related to an ongoing dispute with the taxing authorities in Taiwan on the allocation of expenses.
     The income tax expense for the quarter was calculated based on the results of operations for the three months ended June 30, 2009 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisitions
     We acquired three business entities during fiscal year 2008, all of which were accounted for in accordance with SFAS No. 141, “Business Combinations”. See Note 12 — Business Combinations in the Notes to Condensed Consolidated Financial Statements for more information relating to these acquisitions.
     Although we have no current plans, commitments or agreements with respect to any acquisitions, we expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur, they could also accelerate the timing of charges.
Financial Condition
     At June 30, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $18.9 million compared to cash and cash equivalents totaling $46.1 million at June 30, 2008.
     During the nine months ended June 30, 2009, cash decreased by $18.8 million mainly as a result of $17.7 million and $2.2 million used in operating activities and investing activities, respectively. These cash uses were partially offset by cash of $0.9 million provided by financing activities and a $0.2 million increase due to the effect of changes in currency exchange rates. Cash used in operating activities was primarily due to the net loss of $70.2 million adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and impairment of purchased intangible assets and goodwill aggregating to $56.9 million. In addition, cash used in operations to the extent of $4.4 million was attributed to the changes in operating assets and liabilities related primarily to a $7.1 million increase in accounts receivable, due to delay in receipt of payments from certain large customers; $0.7 million decrease in prepaid royalties and other assets; $0.5 million decrease in liability associated with restructuring activities due to the periodic payment of related liabilities; $3.0 million and $1.5 million decrease in accrued compensation and related liabilities and accounts payable and other accrued liabilities, respectively, primarily due to payment of bonuses to employees based on the Company’s performance for fiscal year 2008, which was partially offset by a $6.2 million increase in deferred revenue mainly driven by higher prepayments received and lower revenue generated from our VPA arrangements and a $2.2 million increase in income taxes payable.
     Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $2.0 million and additional acquisitions related costs of $0.2 million, while cash of $0.9 million provided by financing activities was mainly due to proceeds of $1.0 million from stock issuances under stock option and stock purchase plans, partially offset by repurchase of common stock and principal payments made under capital lease obligations.
     At June 30, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $46.1 million. The net decrease in cash of $16.6 million during the nine months period ended June 30, 2008 was mainly as a result of investing activities totaling $38.4 million which were composed of a) $17.7 million that the Company paid for the April 30, 2008 acquisition of BeInSync, b) $18.7 million that the Company paid into escrow for the July 1, 2008 acquisition of TouchStone and c) $2.0 million for investment in property and equipment. Cash used in these investing activities was partly offset by $17.0 million of cash provided by operating activities and $4.7 million of cash provided by financing activities. Cash from operating activities resulted from a net loss of $1.7 million which was offset by non-cash charges of $8.3 million for stock-based compensation and $1.9 million for depreciation and amortization as well as a $4.3 million increase in taxes payable, a $2.8 million reduction in accounts receivable and $1.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million from other items. Cash from financing activities was due to the Company’s receipt of $4.7 million from stock purchases under stock option and stock purchase plans.
     Subsequent to the quarter-end, on July 2, 2009, the Company issued 5,800,000 shares of its common stock, par value $0.001 per share (“Shares”) to certain institutional investors (the “Investors”) in a registered direct offering. The sale of the Shares was made pursuant to Subscription Agreements, each dated June 26, 2009 (the “Subscription Agreements”), between the Company and each of the Investors, pursuant to which the Investors purchased the Shares at a purchase price of $2.25 per share resulting in gross proceeds of $13.1 million to the Company. The net cash proceeds from the sale of the Shares, after deducting placement agent’s fees and other offering expenses, were approximately $12.1 million. We currently intend to use the net proceeds of our sales of shares in this offering for general corporate purposes, including research and development expenses, general and administrative expenses, product development and sales expenses, and potential acquisitions of companies and technologies that complement our business, although we have no current plans, commitments or agreements with respect to any acquisitions.
     We believe that our current cash and cash equivalents and the cash we expect to generate from future operations, including the capital raised subsequent to the quarter-end referred above, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, there are a number of factors that could impact our liquidity position, including, but not limited to:
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
Commitments
     As of June 30, 2009, we had commitments for $10.9 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008 for the remainder of the term; and ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during the nine months ended June 30, 2009, we are committed to pay approximately $0.1 million related to employee severance and other benefit costs and certain other exit costs. See Note 4 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on the Company’s restructuring plans. In addition, as of June 30, 2009, the Company is committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements.
     As of June 30, 2009, the Company had a non-current income tax liability of $15.5 million which was associated primarily with the accrual of income taxes on the Company’s operations in Taiwan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and cash we expect to generate from operations in future periods, including the capital raised subsequent to the quarter-end referred above, will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is likely that we may continue to incur a net loss and negative net cash flow in the fourth quarter of fiscal year 2009, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. There are no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital. Continued investment in our new product initiatives and businesses or future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In April 2009, we withheld 1,116 shares of our common stock, at $3.23 per share for a total value of approximately $3,605, from the restricted stock grants held by an employee for purposes of covering the payroll taxes on the vested portions of the employee’s restricted stock grants. In June 2009, we withheld 538 shares of our common stock, at $3.40 per share for a total value of approximately $1,829, from the restricted stock grants held by another employee for purposes of covering the payroll taxes on the vested portions of the employee’s restricted stock grants. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation (1)

10.1	Form of Subscription Agreement (2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, filed with the SEC on June 25, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ WOODSON M. HOBBS

Woodson M. Hobbs
President and Chief Executive Officer

Date: July 31, 2009

By:	/s/ RICHARD W. ARNOLD

Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date: July 31, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Correction of Amended and Restated Certificate of Incorporation (1)

10.1	Form of Subscription Agreement (2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, filed with the SEC on June 25, 2009.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2009.