Form 10-K
period 2009-09-30
PHOENIX TECHNOLOGIES LTD
filed 2009-11-19
CIK 832767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was $25,501,003 based on the last reported closing sale price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of November 17, 2009 was 35,018,829.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2009 annual meeting of its stockholders are incorporated by reference into Part III of this Form 10-K.

PHOENIX TECHNOLOGIES LTD.

FORM 10-K
INDEX

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: cash flow and future liquidity and financing requirements; research and development and other operating expenses; cost management and restructuring; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; our PC 3.0tm vision; recent and future acquisitions; plans to improve and enhance existing products; plans to continue to develop and market our new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “projects,” “estimates,” “intends,” “plans” and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions and are based upon information available to us as of the date of this report. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-K include the factors described in the section of this Form 10-K entitled “Item 1A-Risk Factors.” These factors include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to enhance existing products and develop and market new products and technologies successfully; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to generate additional capital in the future on terms acceptable to us; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our core system software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; timing of payment by our customers; risks associated with any acquisition strategy that we might employ; costs and results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; our ability to convert free users to paid customers and retain customers for our subscription services; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; fluctuations in our operating results and our ability to manage expenses consistent with our revenues; the effects of any software viruses or other breaches of our network security; unauthorized access to confidential customer information; failure to timely upgrade our information technology system; our ability to manage our rapid growth effectively; defects or errors in our products and services; consolidation in the industry in which we operate; end user customers’ high-speed access to the internet and continued maintenance and development of the internet infrastructure; risk associated with use of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; anti-takeover provisions in our charter documents; changes in our effective tax rates; and the validity of our tax positions. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.	BUSINESS

Description of Business

Phoenix Technologies Ltd. (“Phoenix”, the “Company” or “We”) designs, develops and supports core system software, operating system software and application software for personal computers and other computing devices. Our Core System Software (“CSS”) products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices, while our operating system and application software enable specific device functionality and enhanced device performance. We sell our CSS products primarily to computer and component device manufacturers and we also provide these customers with training, consulting, maintenance and engineering services. We generally sell our operating system and application software to these same manufacturers, but we also make direct sales of these products, over the Internet, to the end-users of these devices.

In the early 1980s, we established industry leadership by pioneering the design of the basic input-output system (“BIOS”), an early form of CSS that runs on most computing devices immediately after the device is powered on, during the period usually referred to as boot time. Today, the substantial majority of our revenues still come from our CSS brands, which include the SecureCoreTM, TrustedCoreTM, AwardCoreTM, MicroCoreTM and EmbeddedBIOS® products. We design, develop, market, sell and support these CSS products that initialize the chips and other components which are built into computing and communications devices and load the primary operating system in order to fully enable the operation of the device. We license our CSS products directly to most of the world’s leading personal computers (“PCs”) original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate these products during the device manufacturing process.

We also design, develop and support operating system software for PCs and other similar devices. HyperSpaceTM, our operating system software, is a technology that significantly reduces the boot time of a personal computer and conserves power usage in order to extend battery life, particularly of portable computers, thereby creating a significantly improved user experience. Our HyperCoreTM product incorporates virtualization technologies which create or support second, third or subsequent virtual machines — environments which enable multiple operating systems to run simultaneously on a single computer. Our Phoenix FlipTM product is a CSS plug-in technology that enables a device user to switch easily between two different operating systems on a single device by suspending one system and resuming the other in a short period of time. We believe our operating system software provides users of personal computers — and particularly portable computers — with enhanced device utility, reliability and security as well as with the ability to utilize specific applications such as web browsers, messaging suites, office suites and media suites that are purpose built for the mobile device. In addition to operating systems and virtualization software, we design, develop and support a number of applications in-house and we also resell other companies’ application software. We also provide application developers with software development kits that enable them to build or customize applications to perform optimally within our operating systems.

We also offer software and services that assist users with the management and security of computing devices. FailSafe®, one of our software products sold as a service, is an advanced theft/loss protection system that has functionality to assist in preventing a device from being lost or stolen as well as tools to protect the data on a lost or stolen device. The user can retrieve, encrypt, lock and even destroy data on a lost or stolen device to protect sensitive and private information. We also sell a simplified version of FailSafe called FreezeTM which locks a user’s computer when the user’s Bluetooth® enabled mobile phone leaves a user-defined area monitored by Freeze. When the user moves back into the range of the computer, Freeze automatically unlocks the system. Finally we offer eSupport, a suite of products and services generally delivered over the Internet which help users keep their computing devices both well-tuned and fully up-to-date for drivers and operating system’s registry.

The majority of our revenues currently come from CSS products. Our newer products, which include HyperSpace, HyperCore, Flip, FailSafe, Freeze, and eSupport, currently provide less than ten percent of our revenues but we expect these new products to contribute a larger proportion of our revenues in future periods.

Although the true consumers of the products and services that we offer are enterprises, governments and individuals, we typically sell these products through our OEMs, ODMs or service provider channels to enable brand managers, system designers and manufacturers across the entire PC industry to differentiate their systems, reduce time-to-market and thereby increase their revenues. In addition to licensing our products to OEM and ODM customers, we also sell certain of our products directly or indirectly to computer end users or support organizations through web-based delivery.

We derive additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

Our revenues therefore arise from three sources:

1. License fees: revenues arising from agreements that license our system and application software and other intellectual property rights to third parties. Primary license fee sources include:

a. CSS, system firmware development platforms, firmware agents and firmware run-time licenses;

b. software development kits and software development tools;

c. device driver software;

d. embedded operating system software; and

e. embedded application software.

2. Subscription fees: revenues arising from agreements that provide for the ongoing delivery over a period of time of software and services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, recovery and device management services.

3. Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software development, customization, deployment, support and training.

We were incorporated in the Commonwealth of Massachusetts in September 1979, and reincorporated in the State of Delaware in December 1986. Our headquarters are in Milpitas, California. The mailing address of our headquarters is 915 Murphy Ranch Road, Milpitas, CA 95035, the telephone number at that location is +1 (408) 570-1000 and our website is www.phoenix.com. The contents of our website are not a part of this Form 10-K.

Products

Described below are certain selected products and services we offer.

Phoenix Core Systems Software

Phoenix’s CSS products include:

Phoenix SecureCore Tiano

Phoenix SecureCore TianoTM is a response to the PC industry’s recent migration to a new overall design concept for the standardization of CSS. This standardization concept was initially pioneered by Intel Corporation (“Intel”) with its Extensible Firmware Interface (“EFI”), created for CSS support of the Itanium processor, and the Platform Innovation Framework. Intel’s initial implementation of EFI has continued to evolve over recent years and this overall design concept is now supported by a wide industry consortium called the Unified EFI Forum, Inc., which includes Microsoft Corporation, Intel, Advance Micro Devices, Inc. (“AMD”), Phoenix and others. Under this design concept, firmware has become more modular and standardized than it had been in the past. As a result, computer processor providers are now able to deliver hardware drivers that can be easily integrated into the CSS by both independent BIOS vendors and computer OEMs and ODMs. In addition, due to the standardization of the interfaces, individual developers can also build add-ons or plug-ins to standard interface specifications and deliver products that may be incorporated with firmware platforms from a variety of vendors. Vendor support of these new design concepts and industry standards eases the burden of continually porting features and customizations to new hardware and personal computer designs. SecureCore Tiano is a UEFI compliant CSS product that runs many of today’s modern PCs. SecureCore Tiano has identical functionality to SecureCore but, in addition, provides the Intel® Framework compliance. SecureCore Tiano was released during fiscal year 2009 and includes support for a wide variety of new features developed by semiconductor manufacturers.

Phoenix SecureCore

Phoenix SecureCoreTM consists of the firmware that, together with its predecessor TrustedCore, runs many of today’s most modern computers. SecureCore supports and enables the compatibility, connectivity, security and manageability of the various components of modern desktop and notebook PCs, PC-based servers and embedded computing systems. The SecureCore product group was released during fiscal year 2007 and includes support for a wide variety of new features developed by semiconductor manufacturers who provide products to the PC industry. In addition, the current Phoenix SecureCore architecture incorporates EFI design concept philosophies discussed above, and hence supports various device drivers and value-added service offerings known as add-ons and plug-ins that we and others may sell in the future.

Phoenix TrustedCore

Phoenix TrustedCoreTM is the predecessor to SecureCore and was the leading product from our CSS product group until the launch of SecureCore during fiscal year 2007. Customers can continue to purchase TrustedCore object licenses and source code to support older versions of processors and other components in their new and existing products.

Phoenix Award

The Phoenix Award CSS product group supports fast time to market for high-volume PC and digital device electronics design and manufacturing companies. Typically these manufacturers operate on short design and product life cycles. We believe the Phoenix Award product group delivers the standards-based features, simplicity and small code size necessary for this dynamic market segment. Our Phoenix Award CSS product group consists of both our AwardCoreTM CSS product group and our legacy Award BIOSTM product group. Our customers can continue to purchase Award BIOS object licenses and source code to support older versions of processors and other components in their new and existing products, although we no longer provide regular maintenance releases for this product.

EmbeddedBIOS

Phoenix EmbeddedBIOS® consists of a specialized version of our CSS product line specifically tailored for the embedded market. The solution includes the firmware and tools necessary for solution providers in key embedded vertical markets to quickly bring up their platforms and bring their products to market. We believe it uniquely addresses their needs which include support for a wide variety of target devices and extreme flexibility within a powerful software development environment.

Services and Solutions

Phoenix’s service and solution products include:

Phoenix eSupport

eSupport.comTM consists of a collection of Web sites and PC diagnostic software products designed to detect and fix the typical problems encountered by users during normal use of their computers. The software products include DriverAgentTM which detects out of date device drivers, RegistryWizardTM which detects and corrects problems with the Windows Registry, and BIOSAgentPlusTM which identifies and updates the BIOS software, and UndeletePlusTM which enables recovery of accidentally deleted files. The solutions consist of a software component and an online database. The software is accessed and downloaded from one of the eSupport Web sites. It scans the information on the computer, and then compares the results of the scan with its database and provides the user with recommendations on how to repair any issues it finds.

New Products

FailSafe

The FailSafe® service is an advanced theft-loss protection and prevention solution for mobile PCs. The FailSafe solution consists of an embedded tamper-resistant agent that resides in the mobile device and a network connected secure communications center (“SCC”). The SCC enables users to set policies for their mobile devices and then monitors those devices to detect and prevent violations of those policies. Optional features of this service include the ability for users to encrypt data on the mobile device as well as to retrieve or remove information from the device remotely.

Freeze

Phoenix FreezeTM is a proximity based solution that pairs a Bluetooth® enabled mobile phone with a PC, which immediately locks the PC whenever the user walks away with their mobile phone, and unlocks it when they return. Freeze can be the sole PC authentication process or can be used to add additional levels of PC security.

HyperSpace

The HyperSpaceTM family of products provides an environment that enables various Phoenix and third party applications to be installed on a device and to operate independently from the user’s primary operating system. A primary component of this family is a lightweight virtualization engine called HyperCoreTM, which allows multiple purpose-built applications to operate autonomously alongside the primary operating system. With HyperCore these applications can run at any time, before the primary operating system has been loaded, while it is running or after it has shut down, and users can instantaneously switch between their primary operating system and the HyperSpace environment with a single button or mouse click.

A substantial majority of our revenues in fiscal years 2009, 2008 and 2007 were derived from sales of CSS products and related services.

Sales and Marketing

We sell our products and services through a global direct sales force with sales offices in North America, Japan and the Asia Pacific region, as well as through a network of regional distributors and sales representatives. We market to OEMs, ODMs, resellers, system integrators, and system builders as well as to independent software vendors.

Our products and services are sold directly to larger OEMs and ODMs of PCs, servers and embedded systems, many of which are global technology leaders. These include:

Original Equipment Manufacturers

Dell Inc.	International Business Machines Corporation	Samsung Electronics Co. Ltd.
Fujitsu Technology Solutions GmbH	LG Electronics Inc.	Sharp Corporation
Hewlett-Packard Company	Lenovo (Singapore) Pte. Ltd.	Sony Corporation
Toshiba Corporation	Matsushita Electric Industrial Co., Ltd.	NEC Corporation

Original Design Manufacturers	Motherboard Manufacturers	Non-PC Systems

Flextronics International Ltd.	ASUSTeK Computer Inc.	Motorola, Inc.
Compal Electronics Inc.	Elitegroup Computer Systems Co., Inc.	NEC Corporation
Inventec Corporation	Giga-byte Technology Co., Ltd.	Taito Corporation
Quanta Computer, Inc.	Micro-Star International Co., Ltd.	Cisco Systems, Inc.
Wistron Corporation
Foxconn Electronics Inc.

During fiscal years 2009, 2008 and 2007, we executed a number of significant long term volume purchase agreements (“VPAs”) with several of our major customers. We consider the unbilled portion of these VPA commitments, along with deferred revenues, as our total order backlog. During fiscal year 2009, our total order backlog decreased by $2.5 million, or 7%, from $38.0 million at September 30, 2008 to $35.5 million at September 30, 2009. This decline is principally related to the fact that during the December 2007 period, we had executed a number of VPAs with terms which extended for periods of up to 24 months. We expect to invoice and recognize this $35.5 million as revenue over the future periods; however uncertainties such as the timing of customer utilization of our products may impact the timing of recognition for these revenues.

Significant Customers

Quanta Computer, Inc. (“Quanta”) and Wistron Corporation accounted for 14% and 12%, respectively, of our total revenues in fiscal year 2009. Quanta and Lenovo (Singapore) Pte. Ltd. accounted for 18% and 14%, respectively, of our total revenues in fiscal year 2008. Quanta accounted for 18% of the Company’s total revenues in fiscal year 2007. No other customer accounted for more than 10% of our total revenues in fiscal years 2009, 2008 or 2007.

International Sales and Activities

Revenues derived from international sales comprise a majority of our total revenues. During fiscal years 2009, 2008 and 2007, $52.5 million, or 78%, $60.6 million, or 82% and $39.4 million, or 84%, of total revenues for each of the respective years were derived from sales outside of the U.S. See Note 9 — Segment Reporting and Significant Customers to the Consolidated Financial Statements for information relating to revenues by geographic area. We have international sales and engineering offices in Japan, Korea, Taiwan, China and India. Almost all of our license fees and royalty contracts are U.S. dollar denominated; however, we do enter into non-recurring engineering (“NRE”) service contracts in Japan in the local currency. As of September 30, 2009, approximately $2.1 million, or 43%, of the Company’s net property and equipment are located outside of the United States.

In addition, an increasing percentage of our labor force, particularly in engineering, is located in Taiwan, India and China. Approximately 57%, or 265, of our employees are located outside of the U.S. as of September 30, 2009. Subsequent to September 30, 2009, we shut-down our operations in China by closing our Nanjing facility. See Note 14 — Subsequent Events in the Notes to Consolidated Financial Statements for more information.

Competition

We compete for CSS sales primarily with in-house research and development (“R&D”) departments of PC and component manufacturers such as Dell Inc. (“Dell”), Hewlett-Packard Company (“Hewlett-Packard”), Toshiba Corporation (“Toshiba”), Apple Inc. (“Apple”) and Intel. These manufacturers may have significantly greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than we do. We believe that OEM and ODM customers often license our CSS products rather than develop these products internally in order to: (1) differentiate their system offerings with advanced features; (2) easily leverage the additional value of our other software solutions; (3) improve time to market; (4) reduce product development risks; (5) minimize product development and support costs; and/or (6) enhance compatibility with the latest industry standards.

We also compete for CSS sales with other independent suppliers, including American Megatrends Inc., a privately held U.S. company (“American Megatrends”), and Insyde Software Corp., a public company based and listed in Taiwan (“Insyde”).

We compete for operating system and application software sales with Microsoft Corporation (“Microsoft”) and with a wide variety of both large and small companies from around the world. Aside from Microsoft, the most direct competitor for our Hyperspace products is currently DeviceVM, Inc., a privately held US company. The most direct competitor for our FailSafe services is Absolute Software Corporation, a public company based and listed in Canada. As with our CSS products, many of our competitors in the operating system and application software businesses may have substantially greater financial and technical resources, as well as closer engineering ties and experience with specific hardware platforms, than we do.

Product Development

We constantly seek to develop new products and services, maintain and enhance our current product lines and service offerings, maintain technological competitiveness and meet continually changing customer and market requirements. Our research and development expenditures in fiscal years 2009, 2008 and 2007 were $39.6 million, $29.7 million and $19.2 million, respectively. All of our expenditures for R&D have been expensed as incurred. As of September 30, 2009, our R&D and customer engineering group included 322 full-time employees, or approximately 70% of our total workforce.

Intellectual Property and Other Proprietary Rights

We rely primarily on U.S. and foreign patents, trade secrets, trademarks, copyrights and contractual agreements to establish and maintain proprietary rights in our technology. We have an active program to file applications for and obtain patents in the U.S. and in selected foreign countries where there is a potential market for our products. As of September 30, 2009, we have been issued 74 patents in the United States and have 35 patent applications in process in the U.S. Patent and Trademark Office. On a worldwide basis, we have been issued 139 patents with respect to our product offerings and have 75 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. There can be no assurance that any of these patents would be upheld as valid if challenged. Of the key patents and copyrights that are most closely tied to our product offerings, none are set to expire within the next eight years.

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

Employees

As of September 30, 2009, we employed 462 full-time employees worldwide, of whom 322 were in R&D and customer engineering, 58 were in sales and marketing and 82 were in general administration. Other than in Nanjing, China, where our employees have formed a trade union in accordance with local laws and regulations, our employees are not represented by any labor organizations. We have never experienced a work stoppage and we consider our employee relations to be satisfactory.

Executive Officers of the Company

The executive officers of the Company serve at the discretion of the Board of Directors of the Company. As of the filing date of this Form 10-K, the executive officers of the Company are as follows:

Name	Age	Position

Woodson Hobbs	62	President and Chief Executive Officer
Richard Arnold	61	Chief Operating Officer and Chief Financial Officer
Dr. Gaurav Banga	37	Senior Vice President, Products and Chief Technology Officer
David Gibbs	52	Senior Vice President and General Manager, Worldwide Field Operations
Timothy Chu	36	Vice President, General Counsel and Secretary

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

Dr. Banga joined the Company as Chief Technology Officer in October 2006 and was appointed Senior Vice President, Engineering in November 2006, and in February 2009, he became Senior Vice President, Products and Chief Technology Officer. Prior to joining the Company, he was vice president of product management at Intellisync (and at Nokia Corp., after its acquisition of Intellisync), responsible for all client-side products. Before Intellisync, Dr. Banga was co-founder and chief executive officer of PDAapps, the creator of VeriChat, a mobile instant messaging solution. PDAapps was acquired by Intellisync in 2005. From 1998 to 2003, Dr. Banga was a senior engineer at Network Appliance. Dr. Banga holds a B.Tech. in computer science and engineering from the Indian Institute of Technology, Delhi, as well as M.S. and Ph.D. degrees in computer science from Rice University.

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

Available Information

The Company’s website is located at www.phoenix.com. Through a link on the Investor Relations section of our website, we make available the following and other filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Also available on our website are printable versions of our Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, Insider Trading Policy and Code of Ethics. Information accessible through our website does not constitute a part of, and is not incorporated into, this annual report or into any of our other filings with the SEC. Copies of the Company’s fiscal year 2009 Annual Report on Form 10-K may also be obtained without charge by contacting Investor Relations, Phoenix Technologies Ltd., 915 Murphy Ranch Road, Milpitas, California, 95035 or by calling 408-570-1319.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully when evaluating our business.

The deterioration of worldwide economic conditions has resulted in, and may continue to result in, reduced customer spending, which could adversely affect our business and financial condition.

The current recession and on-going global economic crisis have caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets.

Our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. The use of some of our products and services is often discretionary and may involve a significant commitment of capital and other resources. The recent deterioration of worldwide economic conditions has resulted in a reduction of IT spending by businesses as well reduced levels of consumer spending and such spending may remain depressed for the foreseeable future. These macroeconomic developments could negatively affect our business, operating results or financial condition in a number of ways, including reduced sales to our OEM and ODM customers, resellers and system integrators in light of reduced end user demand for products, reduced direct sales to end users of certain of our products and services, lengthening sales cycles, the postponement by customers of more capital intensive projects and services, reluctance of customers to purchase new products and services, and increased pressure to reduce the prices for our products and services.

Loss of key customers and negotiation of new terms and conditions by large customers could have an adverse material impact on our business and financial condition.

Most of our revenues come from a relatively small number of customers, comprised of larger OEMs, ODMs and computer equipment manufacturers. Our ten largest customers accounted for approximately 67%, 74% and 65% of net revenue in fiscal years 2009, 2008 and 2007, respectively. The loss of any key customer and our inability to replace revenues provided by a key customer may have a material adverse effect on our business and financial condition. If these customers fail to meet guaranteed minimum royalty payments and other payment obligations under existing agreements, including failing to meet payment schedules, our operating results and financial condition could be adversely affected.

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

Our failure to enhance existing products and develop and market new products and services in a timely and cost-effective manner may significantly impact our revenue and results of operations.

The market in which we operate is characterized by rapid technological change, frequent new products and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing product offerings, introduce new products and services, such as our FailSafe solution and our HyperSpace product family, in a timely and cost-effective manner that meets the needs of our existing customers, and sell into new markets. To achieve market acceptance for our products and services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current products and services do not have. If we fail to develop or enhance products and services that satisfy customer preferences in a timely and cost-effective manner, it can adversely impact our ability to market and sell such products and services to potential customers, thereby adversely affecting the acceptance of and the revenue we may generate from such products and services. We have, from time to time, experienced such delays.

We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, services and enhancements. The introduction of new products and services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing offerings could render our existing or future products and services obsolete. If our products and services become obsolete due to widespread adoption of alternative connectivity technologies such as other Web-based computing solutions, our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our products and services, including new countries or regions, may not be receptive to our products and services.

If we are unable to successfully develop and market new products and services and enhance our existing offerings to anticipate and meet customer preferences or sell our products into new markets, our revenue and results of operations would be adversely affected.

We have generated significant losses in the past and we may be unable to achieve operating profitability and positive cash flows in the foreseeable future, and if we achieve profitability and positive cash flows, we may not be able to maintain them, which could result in a decline in our stock price and we therefore may not be able to meet our capital requirements over the long term.

In fiscal year 2009, we reported a net loss of $75.3 million and used net cash of $12.9 million for operating activities. There can be no assurance that we will achieve profitability or be able to achieve and maintain positive cash flow in any future periods. If we do not become profitable within the timeframe expected by securities analysts or investors, the market price of our stock may decline.

We believe that we currently have sufficient liquidity to operate our business over the short term; however, our ability to meet our capital requirements over the long term depends upon the return of our operations to profitability and upon achieving and maintaining positive cash flow.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, on reasonable terms or at all, our liquidity and results of operations will be materially and adversely impacted.

We may need to raise additional funds to execute on our strategic plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the price of our common stock could decline. Though we raised net proceeds of approximately $12.0 million in July 2009 through issuance of common stock pursuant to a registered direct offering, the recent volatility in global capital and credit markets has made it much harder for smaller public companies like Phoenix to obtain debt or other financing and therefore, if we are able to obtain financing, we may be required to accept more onerous terms including requirements to maintain specified asset, liquidity or other ratios and restrictions on our ability to incur additional indebtedness. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business and operating results could be materially and adversely impacted.

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

In addition, our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled engineering, sales, marketing and managerial personnel. As we expand into new products and new markets, we increasingly need to hire people with backgrounds different from those required for our traditional CSS business. We believe that there is significant competition for qualified personnel with the skills and technical knowledge that we require. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent or planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. A failure to attract and retain employees with the necessary skill sets could adversely affect our business and operating results.

We operate in intensely and increasingly competitive markets, and our business may be adversely affected if we fail to achieve or maintain market acceptance of our products, manage complex third party relationships, or effectively compete in the markets in which we operate.

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

We also compete for CSS business with other independent suppliers, including American Megatrends and Insyde. In our operating system business we compete with various companies including Device VM Inc., a privately held US company, and in our applications services business we compete with various companies including Absolute Software Corporation a public company based and listed in Canada. Such privately held or foreign competitors may have significantly less onerous compliance obligations and therefore are likely to have lower cost structures than those of a U.S. public company. Any resulting cost disadvantage to us could have an adverse impact on our competitiveness, margins or profitability. The principal competitive factors in the markets in which we presently compete and may compete in the future include:

•	the ability to provide products and services that meet the needs of our target customers;

•	the functionality and performance of these products;

•	price and continuing pressure on the average selling price of our products, particularly our CSS products;

•	the ability to timely introduce new products; and

•	overall company size and perceived stability.

There can be no assurance that we will be successful in our efforts to compete in any markets in which we operate.

As we seek to enter into new markets, we may encounter competitors with greater resources and customers that require greater levels of support than we have encountered in the past and there can be no assurance that we will be able to effectively compete in such new markets, which may cause increase in our overall costs and the timing of recognition of revenue.

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

The emergence of the netbook portable computer category may result in downward pressure on the average selling price of our CSS products, which could adversely affect our revenue and results of operations.

Spurred by the introduction of Intel’s Atom processer, a relatively new and rapidly growing category of low cost portable computers, also called ’Netbooks’, has received considerable attention by both small and large PC manufacturers. It is believed that these low cost portables, which are often priced as low as one third or less of the price of regular notebooks, will significantly expand the PC market. While we expect to gain from the expansion of the PC market as a result of this new category, there is an associated risk that netbooks may “cannibalize” sales of conventional higher priced notebooks and we would consequently experience additional downward pressure on the average selling price of our CSS products as a result of the changed product mix, possibly resulting in an adverse affect on our revenue and results of operations.

A decrease in end-user demand for products with our security and availability features could have a significant adverse impact on our business.

Many of our products and product features, such as the security-related features in SecureCore and TrustedCore, and our new HyperSpace and FailSafe solutions, are focused on helping to ensure that PCs and other digital devices are secure and available to users, with a minimum of skill required for end-users to use these products and solutions. The success of our strategy depends on continued growth in end-user demand for these capabilities. Although factors such as global terrorism, the growing threat of identity theft, increased instances of malware and increased internet activity and end-user reliance on digital devices have all contributed to significant growth in demand for security-related products over the last several years, it is difficult to predict whether these trends will continue, accelerate or decelerate. A decrease in demand for secure and available digital devices could have a significant adverse impact on our business.

Delays in our customers’ new product releases could adversely affect our ability to generate revenues from our own products.

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

Our customers may delay payments to us in order to manage their own liquidity positions which could adversely affect our liquidity.

Due to the severe tightening of the credit markets, turmoil in the financial markets and weakening of the global economy, we have recently experienced delays in receipt of payment from some of our large customers. Although we believe our current cash and cash equivalents and the cash we expect to generate from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months, delay in receipt of payments by customers could have an adverse effect on our liquidity and availability of optimal level of cash required for our operations.

If we fail to successfully integrate our past or future acquisitions or acquired technologies, we may to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and adversely affect our business, operating results or financial condition.

Although we have no current plans, commitments or agreements with respect to any acquisitions, we expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products or technologies that are complementary to our business. In fiscal 2008, we acquired three business entities — BeInSync Ltd. (in April 2008), TouchStone Software Corporation (in July 2008) and General Software, Inc. (in August 2008). We may not realize future benefits from any of these acquisitions, or from any acquisition we may make in the future. If we fail to integrate successfully our past and future acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they could delay or cancel orders for our products. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. The areas where we may face risks include:

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

We are likely to experience similar risks in connection with our future acquisitions, if any. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of such acquisitions, incur unanticipated liabilities and adversely affect our business, operating results or financial condition, or result in significant or material control weaknesses with respect to Sarbanes-Oxley compliance.

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of additional expense related to Sarbanes-Oxley compliance, contingent liabilities or amortization of expenses, or write-offs of goodwill, any of which could harm our financial condition. For example, our acquisitions of BeInSync

Ltd., TouchStone Software Corporation and General Software, Inc. in 2008 resulted in impairment charges recorded in our fiscal year ended September 30, 2009 associated with goodwill and other long-lived intangible assets in the aggregate amount of $44.8 million. We have not recently made any acquisition that resulted in material in-process research and development expenses being charged in an individual quarter. These charges may occur in future acquisitions in any particular quarter, resulting in variability in our quarterly earnings.

We may become involved in litigation claims and disputes which can be expensive, disrupt our normal business operations, and, in the event of an unfavorable resolution, have a material adverse effect on our business, operating results or financial condition.

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

We rely on a combination of legal and contractual provisions to protect our proprietary rights in our software products, and any failure or unavailability of these protections or development by competitors of equivalent or superior technologies could have an adverse effect on our business, results of operations and financial condition.

We rely on a combination of patent, trade secret, copyright, trademark and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that these protections will be adequate or that competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, copyright and trade secret protection for our products may be unavailable or unreliable in certain foreign countries. As of September 30, 2009, we have been issued 74 patents in the United States and have 35 patent applications in process in the United States Patent and Trademark Office. On a worldwide basis, we have been issued 139 patents with respect to our product offerings and have 75 patent applications pending with respect to certain products we market. We also hold certain licenses and other rights granted to us by the owners of other patents. There can be no assurance that any of these patents would be upheld as valid if challenged. We maintain an active internal program designed to identify employee inventions we deem worthwhile to patent. There can be no assurance that any of the pending applications will be approved, and patents issued, or that our engineers will be able to develop technologies capable of being patented. Also, as the overall number of software patents increases, we believe that companies that develop software products may become increasingly subject to infringement claims.

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

Development of alternate product strategies by leading software and semiconductor companies, such as Microsoft and Intel that conflict with our product strategies, or our failure to create new features to sustain and increase our software’s value to our customers may adversely impact our business and results of operations.

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

Intel is the leading semiconductor supplier to the customers of our CSS products. Over the last several years, Intel has been developing and promoting Unified Extensible Firmware Interface (UEFI) software that competes with our CSS products and offers this software at no charge through both custom and open source licenses. Some of our CSS competitors provide services and additional features for this Intel software, and we believe that in return Intel provides them with compensation and promotional benefits. We must continuously create new features and functions to sustain, as well as increase, our software’s added value to our customers, particularly in light of Intel’s initiative. There can be no assurances that we will be successful in these efforts.

Variability in demand for newer operating systems and microprocessor designs may adversely impact our future revenues.

The adoption of new primary PC technology related to operating systems and to microprocessor designs may have a significant impact on the relative demand for our different CSS products. In particular, Microsoft’s Vista operating system and its recently released Windows7 operating system are designed to support security capabilities that will operate more effectively on PCs running SecureCore than on those running our older CSS versions. Similarly, some newer microprocessor designs offered by the silicon chip vendors may require the functionality provided by SecureCore to take full advantage of the new designs’ enhancements. For example, SecureCore is designed to be easily adaptable for the newer generation of multiple-core microprocessors offered by Intel and AMD, while our older CSS versions will require more customization effort by our customers. As a result, the demand for SecureCore could vary in proportion to the rate at which these newer operating systems and microprocessor designs are adopted. Such variations would not necessarily lead to changes in our market share for CSS; however, because we have entered into a significantly larger number of paid-up license agreements for our older CSS products than for SecureCore, our future reported revenues could be affected to the extent that revenues related to our older CSS products may already have been recognized.

If we fail to renew customer subscriptions and convert free and trial users to paying customers on terms favorable to us, our revenue may grow more slowly than expected or decline, either of which could adversely impact our profitability and gross margin.

We sell some of our services pursuant to subscriptions that are generally one to three years in duration. These end-user customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. In addition, a portion of our end-user base utilizes some of our services free of charge through our free services or free trials. We seek to convert these free and trial users to paying customers of our services. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors, or reductions in our end-user customers’ spending levels. If our end-user customers do not renew their subscriptions for our services, renew on less favorable terms, do not purchase additional functionality or subscriptions, or if our conversion rate from free users to paid customers suffers for any reason, our revenue may grow more slowly than expected or even decline, which could adversely impact our profitability and gross margin.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares and also could require us to record a further charge for impairment of goodwill and other assets.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many small capitalization, high technology companies and have often been triggered by factors other than the operating performance of these companies. During the current fiscal year 2009, based on a combination of factors, including a substantial and sustained decline in our market capitalization, we performed an interim impairment analysis in respect of goodwill and other long-lived assets, which resulted in an aggregate impairment charge of $44.8 million. Performing impairment analysis and measurement is a process that requires significant judgment and the use of significant valuation estimates. As a result, several factors could result in further impairment of our goodwill and other intangible assets balance in future periods, which may have an adverse impact on the price of our common stock.

Our significant international operations subject us to increased costs and risks, which may result in significant fluctuations in our international revenues and adversely affect our operations and financial results.

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

We have carried out restructuring activities in the current fiscal year as well as in the past and may continue to do so in the future, which may require us to record additional or accelerated accounting charges that may have an adverse impact on our operating results.

We recorded approximately $1.8 million, $0.2 million and $4.1 million of restructuring costs in fiscal years 2009, 2008 and 2007, respectively. Due to the uncertainties of predicting our future revenues as well as potential changes in industry, market conditions and our business needs, we may need to consider further strategic realignment of our resources from time to time through additional restructuring or by disposing of, or otherwise exiting, one or more of our current businesses.

Any decision to limit investment in or dispose of or otherwise exit a business or businesses may result in the recording of special charges, such as technology related write-offs, workforce reduction costs or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. These external as well as internal factors and recording of accounting charges associated with restructuring activities may have an adverse impact on our operating results.

Our operating results have fluctuated in the past and may continue to fluctuate in the future. Lower than anticipated revenues in any period, coupled with fixed or additional unplanned expenses in such period, would adversely affect our operating results for such period.

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

We may be required to expend significant capital and resources to protect against or alleviate problems caused by viruses and breaches of our network security.

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

Any security breaches or unauthorized access of customer’s information stored on our systems may harm our reputation and expose us to unanticipated liabilities.

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

If we fail to effectively upgrade or modify our information technology system, it may have an adverse impact on our business and results of operations.

We may experience difficulties in transitioning to new or upgraded information technology systems, including loss of data and decreases in productivity as personnel become familiar with new, upgraded or modified systems. Our information systems will require modification and refinement as we grow and as our business and customers’ needs change, which could prolong the difficulties we experience with systems transitions, and we may not always employ the most effective information systems. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our information systems and respond to changes in our customers’ needs in a timely manner, it may have an adverse impact on our business and results of operations.

If we fail to effectively manage our growth through implementation of improved controls, systems and procedures, our ability to manage our growth and our financial position could be harmed.

In the recent past, we have periodically experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

The costs incurred in correcting any defects or errors in our software products and services could be substantial and could harm our operating results.

The applications underlying our software products and services inherently contain complex code and may contain material undetected errors and/or bugs, particularly when first introduced or when new versions or enhancements are released and might be identified by customers after deployment. Such failures could also result in product liability damage claims against us by our customers, even though our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Failures, errors or defects in our products could result in security breaches or compliance violations for our customers, disruption or damage to their networks and equipments or other negative consequences and could result in:

•	a reduction in sales or delay in market acceptance of our products and services;

•	sales credits or refunds to our customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	negative publicity and harm to our reputation; and

•	increased insurance costs.

After the release of our products and services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors may be substantial and may adversely impact our reputation as well as the operating results. Additionally, the correction of defects could divert the attention of engineering personnel from our product development efforts.

The consolidation in the industry in which we operate or unanticipated competition could result in a substantial loss of our customers and may materially and adversely affect our revenues.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive service than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary services and technologies. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. For example, recent announcements made by Intel relating to both the acquisition of Wind River Systems and the intention to increase investment in their own software products and services could negatively impact us.

Additionally, consolidation among our customers could lead to increased purchasing power by the companies resulting from such combinations which could reduce the average selling prices we are able to achieve for our products and services. These pressures could also result in a substantial loss of customers or a reduction in our revenues.

Our business depends partially on the accessibility to the Internet by customers, and other Internet-related factors beyond our control and any Internet outages or delays could adversely affect our ability to provide services to our customers.

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

To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide some of the services to our customers.

Our use of “open source” software in some of our products exposes us to certain risks related to license and usage requirements and restrictions that, if not properly addressed by us, could negatively affect our business.

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

Failure by our third party service providers, vendors and resellers to provide services, fulfill obligations, and properly maintain customer financial information could result in significant loss of revenue, disruption of our business, reputational harm and loss of customers.

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

We rely on third party vendors and resellers to process and fulfill on-line purchases of our services and products that are delivered or provided over the Internet. These third parties collect important customer information, including credit card data. While we do not view, collect or have access to any credit card or other similar financial information of our customers, any loss of this type of information by our third party vendors (including due to willful or accidental security breaches of our third party vendors’ information systems) could reflect negatively on Phoenix’s business and harm our reputation and may result in the loss of customers as well as adversely impact our ability to gain new customers for our Internet-based services and products. In addition, any need for us to change a third party vendor as a result of the vendor losing customer data or not maintaining adequate security and data protection standards may cause delays and disruptions in our business.

If we fail to maintain the adequacy of our internal controls, our business and results of operations could suffer, the price of our securities could be materially and adversely affected, and we may encounter difficulties in marketing and selling our products and services.

Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). One or more material weaknesses in our internal controls over financial reporting could occur or be identified in the future. In addition, because of inherent limitations, our internal controls over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, (i) our business and results of operations could be harmed, (ii) we could fail in our ability to provide reasonable assurance as to our financial results or meet our reporting obligations, which could materially and adversely affect the price of our securities and (iii) we may encounter greater difficultly in effectively marketing and selling our products and services to new and existing customers.

Changes to existing accounting pronouncements or practices and increased cost of compliance may cause adverse revenue fluctuations and affect our revenues, results of operations or how we conduct our business.

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

Business disruptions could impact our ability to conduct business in certain regions and could have an adverse effect on our business, results of operations and financial condition.

Acts of war, power shortages, natural disasters, acts of terror and regional and global health risks could impact our ability to conduct business in certain regions. Any of these events could have an adverse effect on our business, results of operations and financial condition, as well as disrupt the supply chains and business operations of our customers, thereby adversely impacting or delaying customer demand for our products.

If the market for device designs based on the x86 microprocessor architecture does not continue to hold a large market share, our business, results of operations and financial condition may be adversely affected.

Our current CSS products are designed for systems built with digital microprocessors based on derivatives of the Intel product used in the original IBM PC/XT/AT. This microprocessor design is commonly called “x86” and current suppliers include Intel and AMD. The largest market for x86 microprocessors is personal computer systems, including desktop PCs, mobile PCs and volume servers. Competing microprocessor designs, such as ARM microprocessor designs, dominate numerous other significant markets, including mobile phones, consumer electronics, PDAs, telematics, digital photography and telecommunications. There can be no assurance that x86 microprocessors will continue to hold a large market share of personal computer system designs. There can also be no assurance that corporations and consumers will continue to purchase traditional desktop and mobile PC designs instead of substitute products such as digital wireless handsets and other consumer digital electronic devices which may utilize other microprocessor designs. If the market for x86 microprocessors does not continue to hold a large market share of personal computer system designs, our business, results of operations and financial condition may be adversely affected.

We have certain anti-takeover provisions in our charter documents that could have a deterrent effect on any person or group that is considering acquiring us.

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

Our future income and other taxes and financial results for past and future periods could be materially affected by actual earnings, tax rates and ultimate tax obligations that differ from those estimated and determined by us.

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

The Company leases approximately 86,000 square feet of office space for its headquarters in Milpitas, California under a lease that expires in October 2013. This facility was partially vacated and in November 2007, the Company entered into a sublease agreement with a third party for the remainder of the lease term for approximately 28,000 square feet. The Company leased back 6,390 square feet to accommodate its growing headcount in December 2008. The lease-back arrangement is due to expire in December 2010. The Company also leases office facilities in other locations including: Beaverton, Oregon; Bellevue, Washington; North Andover and Norwood, Massachusetts; Taipei, Taiwan; Nanjing, China; Tokyo, Japan; Bangalore, India; and Seoul, South Korea. These offices range from small sales offices that are several hundred square feet to large office spaces of up to approximately 40,000 square feet, and generally provide engineering, sales, and technical support to customers as well as serve as research and development centers. The lease terms for these facilities expire between 2010 and 2014. In fiscal year 2007, the Company closed its offices in Hong Kong, China and Norwood, Massachusetts. In fiscal year 2009, the Company closed offices in Tel Aviv, Israel; Hyderabad, India; and Shanghai, China.

The Company considers its leased properties to be in good condition, well maintained, and generally suitable for their present and foreseeable future needs. The Company believes its facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a material adverse impact on the results of operations and financial condition of the Company. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources and other factors.

Phoenix Technologies Ltd v. DeviceVM, Inc.  On July 20, 2009, the Company filed a complaint in the Santa Clara County, California Superior Court against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Santa Clara County Superior Court to the Northern District of California District Court.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Market under the symbol PTEC. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Company’s common stock, as reported by the NASDAQ Global Market. The closing price of the Company’s common stock on November 17, 2009 was $2.84.

	High	Low

Year ended September 30, 2009
Fourth quarter	$4.07	$2.61
Third quarter	3.70	1.81
Second quarter	4.90	1.49
First quarter	7.82	2.02
Year ended September 30, 2008
Fourth quarter	$12.38	$7.80
Third quarter	15.98	10.15
Second quarter	17.40	11.40
First quarter	13.81	8.52

The Company had 167 stockholders of record as of November 17, 2009. To date, the Company has paid no cash dividends on its common stock. The Company currently intends to retain all earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

The remaining information required by this item will be contained in the Company’s definitive proxy statement that the Company will file pursuant to Regulation 14A in connection with the annual meeting of its stockholders to be held in January 2010 (the “Proxy Statement”) in the section captioned “Equity Compensation Plan Information” and is incorporated herein by this reference.

Company Stock Price Performance

The following graph compares the cumulative 5-year total return to stockholders on the Company’s common stock relative to the cumulative total returns of the Standard & Poor’s (“S&P”) 500 index, the S&P Systems Software index and the S&P Application Software index. The graph assumes that the value of the investment in the company’s common stock, and in each index (including reinvestment of dividends) was $100 on September 30, 2004 and tracks it through September 30, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Phoenix Technologies Ltd., The S&P 500 Index,
The S&P Application Software Index And The S&P Systems Software Index

*	$100 invested on 9/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2009 Dow Jones & Co. All rights reserved.

Purchases of equity securities by the issuer and affiliated purchasers during the fourth quarter of fiscal year 2009

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that may
	Total Number of	Average Price	Purchased as Part of	Yet be Purchased
	Shares (or Units)	Paid Per Share	Publicly Announced	Under the Plans or
Period	Purchased(a)	(or Unit)	Plans or Programs	Programs

July 1 - July 31, 2009	6,056	$2.87	—	—
August 1 - August 31, 2009	—	N/A	N/A	N/A
September 1 - September 30, 2009	4,467	$3.78	—	—

Total	10,523	$3.26	—	—

(a)	Such amounts were withheld from employee restricted stock grants for purposes of covering the payroll taxes on the vested portions of the employee’s restricted stock grants. The Company’s restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 — Financial Statements and Supplementary Data” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of operations for any period are not necessarily indicative of the results to be expected for any future period and may vary because of a number of factors, including those set forth under “Item 1A — Risk Factors” elsewhere in this Form 10-K (in thousands, except per share data).

Consolidated Statements of Operations Data

	For the Years Ended September 30,
	2009	2008	2007	2006	2005

Revenues	$67,697	$73,702	$47,017	$60,495	$99,536
Gross margin	43,239	63,883	37,326	42,585	82,083
Operating income (loss)	(71,161)	(1,795)	(14,588)	(42,182)	9,541
Net income (loss)	(75,272)	(6,223)	(16,409)	(43,969)	277
Earnings (loss) per share:
Basic	$(2.50)	$(0.23)	$(0.63)	$(1.74)	$0.01
Diluted	$(2.50)	$(0.23)	$(0.63)	$(1.74)	$0.01

Consolidated Balance Sheet Data

	September 30,
	2009	2008	2007	2006	2005

Cash, cash equivalents and marketable securities	$35,062	$37,721	$62,705	$60,331	$74,827
Working capital	9,951	13,167	40,289	42,495	72,348
Total assets	81,539	136,542	94,480	95,160	131,036
Long-term obligations	19,171	16,145	2,413	4,551	4,205
Stockholders’ equity	28,556	81,407	59,772	60,176	96,964

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K.

Overview

We design, develop and support core system software, operating system software and application software for personal computers and other computing devices. Our CSS products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices, while our operating system and application software enable specific device functionality and enhanced device performance. We sell our CSS products primarily to computer and component device manufacturers and we also provide these customers with training, consulting, maintenance and engineering services. We generally sell our operating system and application software to these same manufacturers, but we also make direct sales of these products, over the Internet, to the end-users of these devices.

In the early 1980s, we established industry leadership by pioneering the design of the basic input-output system (“BIOS”), an early form of CSS that runs on most computing devices immediately after the device is powered on, during the period usually referred to as boot time. Today, the substantial majority of our revenues still come from our CSS brands, which include the SecureCoreTM, TrustedCoreTM, AwardCoreTM, MicroCoreTM and EmbeddedBIOS® products. We design, develop, market, sell and support CSS products that initialize the chips and other components which are built into computing and communications devices and load the primary operating system in order to fully enable the operation of the device. We license our software products directly to the world’s leading PC OEMs and ODMs, who incorporate these products during the device manufacturing process.

We also design, develop and support operating system software for PCs and other similar devices. HyperSpaceTM, our operating system software, is a technology that significantly reduces the boot time of a PC by providing instant-on capabilities and conserves battery life, particularly of portable computers, thereby creating a significantly improved user experience. Our HyperCoreTM product incorporates virtualization technologies which create or support second, third or subsequent virtual machines — environments which enable multiple operating systems to run simultaneously on a single computer. Our Phoenix FlipTM product is a CSS plug-in technology that enables a device user to switch easily between two different operating systems on a single device by suspending one system and resuming the other in a short period of time. We believe our operating system software provides users of personal computers — and particularly portable computers — with enhanced device utility, reliability and security as well as with the ability to utilize specific applications such as web browsers, messaging suites, office suites and media suites that are purpose built for the mobile device. In addition to operating systems and virtualization software, we design, develop and support a number of applications in-house and we also resell other companies’ application software. We also provide application developers with software development kits that enable them to build or customize applications to perform optimally within our operating systems.

We also offer software and services that assist users with the management and security of computing devices. FailSafe®, one of our software products sold as a service, is an advanced theft/loss protection system that has functionality to assist in preventing a device from being lost or stolen as well as tools to protect the data on a lost or stolen device. The user can retrieve, encrypt, lock and even destroy data on a lost or stolen device to protect sensitive and private information. We also sell a simplified version of FailSafe called Phoenix FreezeTM which locks a user’s computer when the user’s Bluetooth® enabled mobile phone leaves a user-defined area monitored by Freeze. When the user moves back into the range of the computer, Freeze automatically unlocks the system. Finally we offer eSupport, a suite of products and services generally delivered over the Internet which help users keep their computing devices both well-tuned and fully up-to-date for drivers and operating system’s registry.

The majority of our revenues currently come from CSS products. Our newer products, which include HyperSpace, HyperCore, Flip, FailSafe, Freeze and eSupport, currently provide less than ten percent of our revenues but we expect these new products to contribute a larger proportion of our revenues in future periods.

Although the true consumers of the products and services that we offer are enterprises, governments and individuals, we typically sell these products through our OEMs, ODMs or service provider channels to enable brand managers, system designers and manufacturers across the entire PC industry to differentiate their systems, reduce time-to-market and thereby increase their revenues. In addition to licensing our products to OEM and ODM customers, we also sell certain of our products directly or indirectly to computer end users or support organizations through web-based delivery.

We derive additional revenues from providing development tools and support services such as customization, training, maintenance and technical support to our software customers and to various development partners.

Our revenues therefore arise from three sources:

1. License fees: revenues arising from agreements that license our system and application software and other intellectual property rights to third parties. Primary license fee sources include:

a. CSS, system firmware development platforms, firmware agents and firmware run-time licenses;

b. software development kits and software development tools;

c. device driver software;

d. embedded operating system software; and

e. embedded application software.

2. Subscription fees: revenues arising from agreements that provide for the ongoing delivery over a period of time of software and services, generally delivered over the Internet. Primary subscription fee sources include fees charged for security, maintenance, recovery and device management services.

3. Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software development, customization, deployment, support and training.

Fiscal Year 2009 Overview

The fiscal year ended September 30, 2009 represents the third full fiscal year of the Company’s execution of new strategic and operational plans developed by the Company’s management team, led by President and Chief Executive Officer Woody Hobbs. These plans, as discussed regularly by us in various public statements, called for restoring the Company’s core business to positive cash flow within the first year and announcing major new products early in the second year. Having initially achieved these objectives, we informed investors in various public statements that we would now focus on building out industry partnerships to integrate our new products with the offerings of other hardware and software vendors and on expanding our research and development efforts to assist in these integration initiatives.

Our fiscal year 2009 was a challenging one as the global economic downturn and turbulence in the domestic and international financial markets weighed heavily on our customers. The financial results for the year were negatively affected by the slowdown in global economic activity for most of the year. We experienced the effects of the crisis in the form of substantial reduction in the overall business conducted by our OEM and ODM customers that contribute the majority of our traditional CSS license business. As a result of the aforementioned slow down in the global economy, combined with a reduction in product pricing across the personal computers (“PC”) ecosystem, our revenue for fiscal year ended September 30, 2009 was $67.7 million, which represents a decrease of $6.0 million, or 8%, from $73.7 million reported for fiscal year 2008. This reduction was largely driven by a decline in our traditional CSS license business, partially offset by the growth in our new and emerging products and services. Specifically, we experienced a decline in our license revenue as a result of a decline in our average selling prices and cautious spending by our large OEM and ODM customers, resellers and system integrators, which we believe reflected both reduced end user demand and related inventory reductions in the global PC supply chain, as well as the loss of two of our key customers in the Japan region, partially offset by the addition of certain new CSS license customers.

In response to the challenging global economic environment, management took significant steps to reduce overall operating costs and to drive higher efficiencies throughout the Company. These steps included implementing restructuring decisions to reduce expenses, eliminate overlapping functions and employees not meeting Company performance expectations and closing the Company’s facility in Tel Aviv, Israel. In addition, management announced the closure of the Company’s facility in Hyderabad, India and Shanghai, China in order to consolidate development activities in the Company’s other locations. Primarily as a result of these restructuring activities, the effects of which were partially offset by other workforce additions during the year, we reduced our global workforce by 48 employees, representing approximately 9% of our global workforce at September 30, 2008. We recorded approximately $1.8 million in charges associated with our restructuring plans during fiscal 2009, which compares to $0.2 million recorded during the prior fiscal year associated mainly with the true-up adjustments in relation to the restructuring plans announced during fiscal year 2007. See Note 7 — Restructuring and Asset Impairment Charges in the Notes to Consolidated Financial Statements for more information on the Company’s restructuring plans.

While the longer term impacts of the current economic uncertainty are hard to predict, we remain committed to our product strategies, which are designed to enable us to achieve revenue growth in excess of the growth rate of the overall PC industry in future periods. We have invested in, built and marketed our new technologies successfully and our PC 3.0TM architecture now spans mobile and personal computing, as well as many consumer devices. Our new product strategy has already begun to produce results as we started recognizing revenue from the sale of our flagship products, HyperSpace and FailSafe, as both of them received wide industry acclaim and acceptance by major OEMs and ODMs. Encouraged by the favorable reaction of our major customers to our PC 3.0TM vision, which includes ease-of-use, virtualization and mobile data security as key features, throughout the year we continued to make selective investments in our new product initiatives and businesses despite the market slowdown. As compared to fiscal year 2008, we increased our spending in research and development and sales and marketing by approximately 34% and 48%, respectively, while at the same time, we reduced general and administrative costs by approximately 10% through deployment of new cost management initiatives. As a result of the above and mainly due to the charges of $44.8 million associated with the impairment of goodwill and other long-lived assets discussed below, our total expenditures (including operating expenses and cost of revenues) for fiscal year 2009 increased by $63.4 million, or 84%, to $138.9 million as compared to total expenditures of $75.5 million recorded for fiscal year 2008. During fiscal year 2009, we used net cash of $12.9 million in operating activities as compared to positive net cash flow from operations of $20.5 million during fiscal year 2008.

During the second quarter of current fiscal year, based on a combination of factors, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis and to also assess the impairment of other long-lived assets. These factors included: the rapid deterioration of global economic conditions; our operating results including the reduction in force and other cost reduction initiatives discussed in Note 7 — Restructuring and Asset Impairment Charges; a substantial and sustained decline in our market capitalization; and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services. Based on the analysis performed, we recorded an impairment charge of approximately $32.9 million for goodwill and $11.9 million with respect to other long-lived intangible assets during the current fiscal year. In addition, we recorded amortization of intangible assets, to the extent not considered impaired, amounting to $2.9 million. While there were no such impairment charges in the prior fiscal year, the Company had recorded amortization charges aggregating to $1.3 million in fiscal year 2008.

Stock-based compensation expense for the current fiscal year was $9.8 million, a decrease of $2.5 million, or 20%, from $12.3 million recorded for the prior fiscal year 2008. Stock-based compensation for the current year as well as part of the prior fiscal year 2008 includes expenses recognized in respect of stock options granted to our four most senior executives as approved by the Company’s stockholders on January 2, 2008 (the “Performance Options”). Amortization of expense associated with the Performance Options began during the quarter ended March 31, 2008 and the total expense that was recognized from these options during fiscal year 2008 was $5.8 million (of this total, $4.1 million was classified as general and administrative expense, $1.1 million was classified as research and development expense and $0.6 million was classified as sales and marketing expense). Amortization of the expenses associated with these options decreased by $1.7 million, or 29%, to $4.2 million during the current fiscal year 2009 (of this total, $3.0 million is classified as general and administrative expense, $0.8 million is classified as research and development expense and $0.4 million is classified as sales and marketing expense.)

During fiscal years 2009, 2008 and 2007, we executed a number of significant long term volume purchase agreements (“VPAs”) with several of our major customers. We consider the unbilled portion of these VPA commitments, along with deferred revenues, as our total order backlog. During fiscal year 2009, our total order backlog decreased by $2.5 million, or 7%, from $38.0 million at September 30, 2008 to $35.5 million at September 30, 2009. This decline is principally related to the fact that during the December 2007 period, we had executed a number of VPAs with terms which extended for periods of up to 24 months. We expect to invoice and recognize this $35.5 million as revenue over the future periods; however uncertainties such as the timing of customer utilization of our products may impact the timing of recognition for these revenues.

Primarily as a result of actions taken under fiscal year 2009 restructuring plans, we reduced our total workforce from 510 employees at September 30, 2008 and 487 employees at June 30, 2009 to 462 employees at September 30, 2009. However, we continued to recruit additional personnel, particularly into our research and development and customer engineering, and sales and marketing departments.

Total revenues for fiscal year ended September 30, 2009 decreased by $6.0 million, or 8%, to $67.7 million, from $73.7 million for fiscal year 2008. This reduction was largely driven by a decline in our traditional CSS license business partially offset by the growth in our new and emerging products and services.

Gross margin for fiscal year ended September 30, 2009 was $43.2 million, a $20.6 million or 32% decrease from gross margin of $63.9 million for fiscal year 2008. As a percentage of revenues, gross margin for fiscal year

2009 declined to 64% as compared to 87% in fiscal year 2008. The overall decrease in gross margin was primarily due to the $11.9 million of impairment charges and $1.6 million increase in amortization charges recorded on the purchased intangible assets as described above and partially from direct costs associated with service fees revenue where gross margin declined slightly from 15% in fiscal year 2008 to 14% in the current fiscal year 2009. The above decreases were partially offset by higher gross margin of 54% generated from subscription fee revenues in fiscal year 2009 as compared to negative gross margin during fiscal year 2008. Gross margin related to license revenue remained flat at 99% during fiscal year 2009 as they were for the prior fiscal year 2008.

Operating expenses for fiscal year ended September 30, 2009 were $114.4 million, an increase of $48.7 million, or 74%, from $65.7 million for fiscal year 2008. Of the $48.7 million increase, (i) $32.9 million was due to the impairment charge for goodwill; (ii) $9.9 million and $6.4 million was due to increase in research and development and sales and marketing expenses, respectively; and (iii) $1.6 million was due to higher restructuring costs. The above increases were partially offset by a $2.1 million decrease in general and administrative expenses which resulted from various cost management initiatives and a reduction in the stock based compensation charges associated with the Performance Options.

During fiscal year 2009, net interest and other income (expenses) decreased by $1.6 million, to a net expenditure of $46,000 for the year ended September 30, 2009, a decrease of 103% from the net interest and other income of $1.6 million earned during fiscal year 2008. Our tax expenses for fiscal year 2009 at $4.1 million were lower by $1.9 million, or 33%, from the tax expense of $6.0 million recorded during fiscal year 2008. The decrease in interest and other income was primarily due to a $1.9 million decline in net interest income due to reduction in both interest rates and invested cash balances which was partially offset by $0.3 million decrease in net foreign exchange losses related mainly to appreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure. The decrease of $1.9 million in tax expense is related to a reduction of the foreign and state income tax provision of $0.6 million, a reduction of foreign withholding taxes of $0.8 million, a reduction of deferred tax liabilities related to the impairment of goodwill of $0.2 million and an increase in the estimated R&D credit refund of $0.3 million.

We incurred a net loss of $75.3 million for fiscal year ended September 30, 2009, compared to a net loss of $6.2 million for fiscal year 2008. As described above, this $69.0 million increase in net loss was principally the result of the $6.0 million reduction in revenue, a $14.6 million increase in cost of revenues, a $48.7 million increase in operating expenses and a $1.6 million decrease in interest and other income (expenses), which was partially offset by $1.9 million decrease in income tax expense.

Results of Operations

The following table includes Consolidated Statements of Operations data for fiscal years ended September 30, 2009, 2008 and 2007 as a percentage of total revenues:

	Fiscal Years Ended September 30,
	2009	2008	2007

Revenues:
License fees	83%	87%	84%
Subscription fees	4%	—	—
Service fees	13%	13%	16%

Total revenues	100%	100%	100%
Cost of revenues:
License fees	1%	—	2%
Subscription fees	2%	—	—
Service fees	11%	11%	16%
Amortization of purchased intangible assets	4%	2%	3%
Impairment of purchased intangible assets	18%	—	—

Total cost of revenues	36%	13%	21%

Gross margin	64%	87%	79%
Operating expenses:
Research and development	58%	40%	41%
Sales and marketing	29%	18%	25%
General and administrative	30%	31%	35%
Restructuring and asset impairment	3%	—	9%
Impairment of goodwill	49%	—	—

Total operating expenses	169%	89%	110%

Operating loss	(105)%	(2)%	(31)%
Interest and other income (expenses), net	—	2%	4%

Loss before income taxes	(105)%	—	(27)%
Income tax expense	6%	8%	8%

Net loss	(111)%	(8)%	(35)%

Revenues

Revenues by geographic region based on country of sale for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Amount of Revenues			% Change from Previous Year		% of Consolidated Revenues
	2009	2008	2007	2009	2008	2009	2008	2007

North America	$15,174	$13,136	$7,616	16%	72%	22%	18%	16%
Japan	11,965	15,326	7,651	(22)%	100%	18%	21%	16%
Taiwan	32,775	39,959	26,882	(18)%	49%	48%	54%	57%
Other Asian countries	4,837	4,132	3,670	17%	13%	7%	6%	8%
Europe	2,946	1,149	1,198	156%	(4)%	4%	1%	3%

Total revenues	$67,697	$73,702	$47,017	(8)%	57%

The portion of North America revenues from external customers attributed to the United States was $15.0 million, $13.1 million and $7.6 million for fiscal years 2009, 2008, and 2007, respectively.

Total revenues in fiscal year 2009 decreased by $6.0 million, or 8%, compared with fiscal year 2008. Revenues for fiscal year 2009 for most regions, with the exception of Taiwan and Japan, increased over fiscal year 2008. The increase in revenue in fiscal year 2009 by 16% for the North America region is primarily attributable to generation of subscription fee revenues, which resulted from the acquisitions we completed in the second half of fiscal year 2008 and revenue attributed to a new customer in fiscal year 2009 partially offset by lower shipment to other customers under VPA arrangements. The increase in revenue by 156% for the Europe region is due to success of our initiative to convert a large customer who previously had the benefit of fully paid license arrangement, which generated marginal revenues during fiscal year ended September 30, 2008, to a VPA / Pay-as-you-go arrangement where the revenue is generated for the each unit of license consumed by the customer. The increase in revenue in fiscal year 2009 by 17% for the other Asian countries is primarily due to greater shipments to a VPA customer within the region. The 18% decline in revenue from Taiwan in fiscal year 2009 is mainly due to reduced revenue from our large ODM customers which resulted from reduced end user demand for PCs and inventory reductions in the global PC supply chain mainly in connection with the weakening global economic environment and from a decrease in our average selling prices. The decrease in revenue from Japan by 22% is principally due to the loss of two significant customers in the Japanese territory during fiscal year 2009.

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

Revenues by sources for fiscal years 2009, 2008 and 2007 by relative percentages to total revenues were as follows (in thousands except percentages):

	Fiscal Years Ended September 30,					% of Consolidated Revenues
	2009	% Change	2008	% Change	2007	2009	2008	2007

License revenues	$55,821	(13)%	$64,359	62%	$39,655	83%	87%	84%
Subscription revenues	3,007	2178%	132	—	—	4%	—	—
Service revenues	8,869	(4)%	9,211	25%	7,362	13%	13%	16%

Total revenues	$67,697	(8)%	$73,702	57%	$47,017

License fees for fiscal year 2009 were $55.8 million, a decrease of $8.5 million, or 13%, from revenues of $64.4 million in fiscal year 2008. As a percentage of total revenues, license revenues were 83% in the current fiscal year 2009 versus 87% during the prior fiscal year 2008.

The $8.5 million decrease in fiscal 2009 license revenues is primarily due to a combination of the loss of two key customers in the Japan region, which led to a $6.7 million decline in revenue and a $1.8 million net reduction due to decline in our average selling prices and reduced end user demand for PCs and related inventory reductions in the global PC supply chain mainly as a result of the weakening global economic environment.

During fiscal year 2009, we executed a number of significant long term VPAs with several of our major customers with payment terms generally spread over a period of 12 to 18 months. We consider the unbilled portion of these VPA commitments, along with deferred revenues, as our total order backlog. During fiscal year 2009, our total order backlog decreased by $2.5 million, or 7%, from $38.0 million at September 30, 2008 to $35.5 million at September 30, 2009. This decline is principally related to the fact that during the December 2007 period, we had executed a number of VPAs with terms which extended for periods of up to 24 months. We expect to invoice and recognize this $35.5 million as revenue over the future periods; however uncertainties such as the timing of customer utilization of our products may impact the timing of recognition for these revenues.

During fiscal year 2009, we recognized subscription fee revenues of $3.0 million, which principally resulted from the subscription based services provided by the two companies we acquired in the second half of fiscal year 2008 as detailed further below. In fiscal year 2008, we recognized our first subscription fee revenues of approximately $0.1 million.

Service fees for fiscal year 2009 were $8.9 million, a decrease of $0.3 million, or 4%, from $9.2 million for fiscal year 2008. As a percentage of total revenues, service fees were 13% in both fiscal years 2009 and 2008. The decrease in service fees in absolute dollars is principally a result of the sale of decreased number of support service days to our CSS customers.

License fees for fiscal year 2008 were $64.4 million, an increase of $24.7 million, or 62%, from revenues of $39.7 million in fiscal year 2007. As a percentage of total revenue, license fees were 87% for fiscal year 2008 versus 84% in fiscal year 2007. The increase in license fees was primarily due to recurring quarterly revenues associated with VPA licenses that were signed in previous years and the success of our initiatives to re-monetize customers who had previously had the benefit of fully paid-up license arrangements.

As a percentage of total revenues, license revenues were 87% in the fiscal year 2008 versus 84% in the prior fiscal year 2007. This increase was principally attributed to the sale of VPA and similar licenses in fiscal year 2008.

During the third and fourth quarters of fiscal year 2008, we recognized our first subscription fee revenues, which principally resulted from the completion of our acquisitions of BeInSync Ltd. and TouchStone Software Corporation, which provided subscription-based services to customers. Subscription fees for fiscal year 2008 were $0.1 million. We did not have similar revenues in prior years.

Service fees for fiscal year 2008 were $9.2 million, an increase of $1.8 million, or 25%, from $7.4 million for fiscal year 2007. As a percentage of total revenues, service fees were 13% in fiscal year 2008 versus 16% for fiscal year 2007. The increase in service fees was principally a result of the sale of support service days with new VPAs, while the decrease in service fees as a percentage of total revenues was principally a result of greater revenues attributable to VPA and pay-as-you-go licenses.

Cost of Revenues and Gross Margin

Cost of revenues for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,					% of Consolidated Revenues
	2009	% Change	2008	% Change	2007	2009	2008	2007

License revenues	$568	9%	$519	(44)%	$927	1%	—	2%
Subscription revenues	1,380	741%	164	—	—	2%	—	—
Service revenues	7,695	(2)%	7,864	7%	7,377	11%	11%	16%
Amortization of purchased intangible assets	2,921	130%	1,272	(8)%	1,387	4%	2%	3%
Impairment of purchased intangible assets	11,894	—	—	—	—	18%	—	—

Total cost of revenues	$24,458	149%	$9,819	1%	$9,691	36%	13%	21%

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

Cost of revenues increased by $14.6 million, or 149%, from $9.8 million in fiscal year 2008 to $24.5 million in fiscal year 2009. Of the $14.6 million increase, $11.9 million is associated with the impairment of purchased intangible assets recorded during the current fiscal year 2009, due to the interim impairment analysis discussed above, as compared to none in fiscal year 2008, and $1.6 million is associated with additional amortization charges recorded on the purchased intangible assets in fiscal year 2009 as compared to fiscal year 2008. The other increase is attributable to increase in costs associated with subscription fee revenues by $1.2 million.

Despite lower revenues, cost of revenues associated with license fees during fiscal year 2009 increased marginally in comparison to license fee costs reported for fiscal year 2008. The marginal increase in license fee costs was principally due to the sale of certain new products which had included intellectual property licensed from third parties and other personnel costs associated with servicing new product customers. Cost of revenues associated with subscription fees increased by $1.2 million from $0.2 million in fiscal year 2008 to $1.4 million during fiscal year 2009. This increase in costs associated with subscription fees is principally due to the increased level of subscription based services we provided to our customers. Cost of revenues associated with service fees decreased by $0.2 million, or 2%, from $7.9 million to $7.7 million. The decrease is in line with the lower service fee revenues, which decreased by $0.3 million, or 4%, during fiscal year 2009 as compared to fiscal year 2008.

Amortization of purchased intangibles during fiscal year 2009 was mainly associated with (i) the amortization of intangible assets acquired during the second half of fiscal year 2008; and (ii) commencement of amortization of technology acquired in association with the development of FailSafe. In addition, an impairment charge of $11.9 million in respect of other long-lived intangible assets was recorded in fiscal year 2009. No such impairment charges were recorded in fiscal year 2008.

As a percentage of revenue, cost of revenues increased from 13% in fiscal year 2008 to 36% in fiscal year 2009, principally as a result of the increase in costs associated with subscription fees, and the impairment and amortization of purchased intangible assets described above.

Cost of revenues increased by 1% from $9.7 million in fiscal year 2007 to $9.8 million in fiscal year 2008. Cost of revenues associated with license fees declined by 44%, from $0.9 million in fiscal year 2007 to $0.5 million in fiscal year 2008. This decline in costs associated with license fees was principally due to a strategic shift away from the sale of products which had included licensed intellectual property. Cost of revenues associated with service fees increased by 7%, principally as a result of increase in payroll and related benefit expenses. Amortization of purchased intangible assets marginally declined by 8% from $1.4 million in fiscal year 2007 to $1.3 million in fiscal year 2008, principally as a result of write-downs of certain purchased intangible assets during fiscal year 2007 offset by the commencement of amortization of new intangible assets acquired during fiscal year 2008.

As a percentage of revenue, cost of revenues declined from 21% in fiscal year 2007 to 13% in fiscal year 2008, principally as a result of the increase in revenues and the cost management initiatives described above.

Gross margin for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Gross margin	43,239	(32)%	63,883	71%	37,326
Percent of consolidated revenue	64%		87%		79%

Gross margin as a percentage of revenues was 64%, 87% and 79% for fiscal years 2009, 2008 and 2007, respectively. Gross margin was $43.2 million for fiscal year 2009 as compared to $63.9 million in fiscal year 2008. The overall decrease in gross margin in fiscal year 2009 was primarily due to the $11.9 million of impairment charges recorded on the purchased intangible assets, due to the interim impairment analysis discussed above, as compared to none in fiscal year 2008 and a $1.6 million increase in amortization charges recorded on the purchased intangible assets. The other decrease is mainly a result of a decrease in gross margin associated with service fee revenues from 15% in fiscal year 2008 to 13% in fiscal year 2009 and was principally due to higher headcount, which resulted in higher payroll and related benefit expenses. The above decreases were partially offset by higher gross margin of 54% earned on subscription fee revenues during the fiscal year 2009 as compared to negative gross margin during fiscal year 2008.

Gross margin was $63.9 million, or 87%, for fiscal year 2008 as compared to $37.3 million, or 79%, in fiscal year 2007. The increased margin percentage and dollar amount of gross margin in fiscal year 2008 as compared to fiscal year 2007 was principally due to the increase in overall revenues and the relatively fixed nature of the associated costs.

Research and Development Expenses

Research and development expenses for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Research and development	39,609	34%	29,660	55%	19,193
Percent of consolidated revenue	58%		40%		41%

Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment. Research and development expenses were $39.6 million, $29.7 million and $19.2 million in fiscal years 2009, 2008 and 2007, respectively, and as a percentage of revenues, these expenses represented 58%, 40% and 41%, respectively.

Research and development expenses increased by $9.9 million, or 34%, to $39.6 million for fiscal year 2009 as compared to $29.7 million for fiscal year 2008. The $9.9 million increase in research and development expense for fiscal year 2009 versus fiscal year 2008 was principally due to increased payroll and related benefit expenses of $6.2 million for the engineering and engineering management personnel, increased travel expenditure of $0.4 million and the increase in net cost of facilities and other expenses by $3.3 million. The increase in all the above expense categories was also in part due to three acquisitions completed in the second half of fiscal year 2008.

The increased research and development spending was principally a result of the Company’s expanded investment in the development of its new products. The increase in research and development expense as a percentage of revenues by 18 percentage points for fiscal year 2009 was a result of this expense growth combined with a reduction in our consolidated revenues during fiscal year 2009.

The $10.5 million, or 55%, increase in research and development expense for fiscal year 2008 versus fiscal year 2007 was principally due to increased spending related to the development of our new product groups, the FailSafe solution and the HyperSpace platform and of the new technologies acquired during the year. These increased expenses included: increased payroll and related benefit expenses of $4.0 million associated with an increase in the number of engineering and engineering management personnel from 246 to 370; increased stock-based compensation expense of $1.8 million due in part to the grant of the Performance Options; increased consulting costs of $2.9 million due to the use of additional consultants for recruiting and new product development; higher corporate bonuses of $0.8 million; and higher net cost of facilities and other expenses of $1.0 million.

Sales and Marketing Expenses

Sales and marketing expenses for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Sales and marketing	19,659	48%	13,269	11%	11,992
Percent of consolidated revenue	29%		18%		25%

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

Sales and marketing expenses were $19.7 million, $13.3 million and $12.0 million in fiscal years 2009, 2008 and 2007, respectively, and as a percentage of revenues, these expenses represented 29%, 18% and 25% in fiscal years 2009, 2008 and 2007, respectively.

Sales and marketing expenses increased by $6.4 million, or 48%, to $19.7 million for fiscal year 2009 as compared to $13.3 million for fiscal year 2008. The $6.4 million increase in sales and marketing expenses for fiscal year 2009 versus fiscal year 2008 was principally due to increased marketing expenses of $1.7 million associated with the launch of new products, increased travel expenditure of $0.3 million and net increase in facilities and other expenses of $4.4 million, which were principally associated with the sales and marketing activities retained following three acquisitions completed in the second half of fiscal year 2008 and the establishment of web based marketing capabilities in support of our new products.

The combination of an increase in sales and marketing expenditure and a reduction in revenues led to an increase in sales and marketing expenses as a percentage of revenues by 11 percentage points for fiscal year 2009.

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

General and Administrative Expenses

General and administrative expenses for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

General and administrative	20,352	(10)%	22,512	36%	16,611
Percent of consolidated revenue	30%		31%		35%

General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.

General and administrative expenses were $20.4 million, $22.5 million and $16.6 million in fiscal years 2009, 2008 and 2007, respectively, and as a percentage of revenues, these expenses represented 30%, 31% and 35% of total revenue for fiscal years 2009, 2008 and 2007, respectively.

General and administrative expenses decreased by $2.1 million, or 10%, to $20.4 million for fiscal year 2009 from $22.5 million for fiscal year 2008. Despite the $1.0 million increase in payroll and related benefits expenses and $0.2 million increase in consulting and recruiting fees, the $2.1 million decline in general and administrative expenses in fiscal year 2009 was principally due to a $1.6 million decrease in stock-based compensation expense (mainly due to reduction in the charges associated with the Performance Options) and $1.7 million reduction in other general and administration overhead costs through deployment of new cost management initiatives.

Despite the reduction in revenues, the one percentage point reduction in general and administrative expense as a percentage of revenues in fiscal year 2009 as compared to fiscal year 2008 were a result of decreased spending and reduced stock-based compensation expense as described above.

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

Restructuring Costs

Restructuring costs for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Restructuring and asset impairment	1,846	679%	237	(94)%	4,118
Percent of consolidated revenue	3%		—		9%

Restructuring charges were $1.8 million, $0.2 million and $4.1 million in fiscal years 2009, 2008 and 2007, respectively, and as a percentage of revenues, these expenses represented 3%, 0% and 9% of total revenue for each such year, respectively.

Fiscal Year 2009 Restructuring Plans

In July 2009, a restructuring plan was approved by management to close the Company’s facility in Shanghai, China in order to consolidate development activities in the Company’s other locations. The actions under this restructuring activity involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Shanghai facility.

In April 2009, a restructuring plan was approved for the purpose of consolidating development activities carried out in the Company’s two locations in India at Bangalore and Hyderabad. In order to consolidate development activities solely at the Company’s Bangalore, India location, management approved the closure of the Company’s facility in Hyderabad, India. The actions under this restructuring plan involved relocating employees at the Hyderabad location to the Bangalore site, terminating employees that do not relocate, and vacating the Hyderabad facility.

In the second quarter of fiscal year 2009, management approved two restructuring plans. In February 2009, a restructuring plan was approved to reduce future operating expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating employee positions and closing the Company’s facility in Tel Aviv, Israel. As a result of these restructuring activities, we reduced our global workforce by 96 employees, although these reductions were partially offset by other workforce additions during the year.

During the year ended September 30, 2009, we recorded an aggregated charge of approximately $1.6 million with respect to fiscal year 2009 restructuring plans, related to employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with fiscal 2009 restructuring plans, are included in the Company’s results of operations. As of September 30, 2009, payments related to these restructuring programs were substantially completed.

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the office in Norwood, Massachusetts. We recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs are included in the Company’s results of operations. In addition, restructuring charges aggregating to $0.2 million were recorded in the second and fourth quarters of fiscal year 2009 due to changes in operating expenses and estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of September 30, 2009.

In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 employee positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. We recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. During fiscal year ended September 30, 2009, we recorded approximately $40,000 related to a true-up adjustment due to changes in operating expenses and estimates of sublease income associated with this restructure program. These restructuring costs are included in the Company’s results of operations.

As of September 30, 2009, the first quarter 2007 restructuring plan has an asset balance of approximately $47,000 which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 employee positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002. As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: (i) $0.5 million increase in the fourth quarter of fiscal year 2006, and (ii) $0.1 million decrease in the first quarter of fiscal year 2007 and $0.1 million increase in the fourth quarter of fiscal year 2007. During fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During fiscal year ended September 30, 2009, we made cash payments of $0.5 million for the remaining liability associated with this restructuring program and there are no amounts due under this plan as of September 30, 2009.

Impairment of Goodwill

Impairment of goodwill costs for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Impairment of goodwill	32,934	—	—	—	—
Percent of consolidated revenue	49%		—		—

During the second quarter of current fiscal year, based on a combination of factors, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis and to also assess the impairment of other long-lived assets. These factors included: the rapid deterioration of global economic conditions; our operating results including the reduction in force and other cost reduction initiatives discussed in Note 7 — Restructuring and Asset Impairment Charges; a substantial and sustained decline in our market capitalization; and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services. Based on the analysis performed, we recorded an impairment charge of approximately $32.9 million for goodwill during the current fiscal year. No further goodwill impairment charges were required as a result of the annual impairment test performed at September 30, 2009. Further, there was no such impairment charge recorded during fiscal years 2008 and 2007.

Interest and Other Income (Expenses), Net

Net interest and other income (expenses) for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Interest and other income (expenses), net	(46)	(103)%	1,602	(19)%	1,984
Percent of consolidated revenue	—		2%		4%

Net interest and other income (expenses) were approximately $(46,000), $1.6 million and $2.0 million in fiscal years 2009, 2008 and 2007, respectively. Net interest and other income (expenses) consists mostly of interest income, which is primarily derived from cash and cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets, interest expenses and other miscellaneous expenses/income. During fiscal year 2009, net interest and other income (expenses) decreased by $1.6 million, to a net expenditure of $46,000 for the year ended September 30, 2009, a decrease of 103% from the net interest and other income of $1.6 million earned during fiscal year 2008. The decrease in interest and other income was primarily due to a $1.9 million decline in net interest income due to reduction in both interest rates and invested cash balances which was partially offset by $0.3 million decrease in net foreign exchange losses related mainly to appreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure.

The interest income generated each period is highly dependent on available cash and fluctuations in interest rates. The average interest rate earned was approximately 0.97%, 3.6%, and 5.3% for fiscal years 2009, 2008 and 2007, respectively. All cash equivalents and marketable securities are U.S. dollar denominated. To reduce administrative costs and liquidity risks, we sold all of our marketable securities in fiscal year 2007 and invested the proceeds in money market funds. Net interest income was $0.1 million, $1.9 million and $2.5 million in fiscal years 2009, 2008 and 2007, respectively.

Net gains (losses) on currency translations were approximately $17,000, $(0.2) million and $(0.3) million, in fiscal years 2009, 2008 and 2007, respectively, while net losses on disposal of assets and other miscellaneous expenses were $0.1 million, $0.1 million and $0.2 million in fiscal years 2009, 2008 and 2007, respectively.

Net interest and other income (expenses) decreased by $0.4 million in fiscal year 2008 compared to fiscal year 2007, principally due to lower interest rates earned during the year.

Income Tax Expense

Income tax expense for fiscal years 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Fiscal Years Ended September 30,
	2009	% Change	2008	% Change	2007

Income tax expense	4,065	(33)%	6,030	58%	3,805
Percent of consolidated revenue	6%		8%		8%

We recorded income tax provisions of $4.1 million, $6.0 million and $3.8 million reflecting effective tax rates of (5.7%), (3124.4%), and (30.2%) in fiscal years 2009, 2008 and 2007, respectively, and representing primarily foreign withholding taxes and estimated taxes related to operations of foreign subsidiaries.

We recorded income tax expense of $4.1 million for fiscal year 2009, a decrease of $1.9 million, or 33%, from the expense of $6.0 million recorded for fiscal year 2008. This decrease is related to a reduction of the foreign and state income tax provision of $0.6 million, a reduction of foreign withholding taxes of $0.8 million, a reduction of deferred tax liabilities related to the impairment of goodwill of $0.2 million and an increase in the estimated R&D credit refund of $0.3 million.

Income tax expense for fiscal year 2009 is comprised primarily of $3.5 million of foreign income taxes and $1.1 million of foreign withholding taxes, adjusted for the estimated R&D credit refund offset by reduction of deferred tax liabilities related to the impairment of goodwill aggregating to approximately $0.5 million. Of the $4.1 million income tax expense for fiscal year 2009, $3.0 million was attributable to the increase in liabilities associated with uncertain tax positions. The liabilities for uncertain tax positions are primarily related to an ongoing dispute with the taxing authorities in Taiwan on the allocation of expenses, and transfer pricing issues.

The effective tax rate in fiscal year 2009 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During fiscal year ended September 30, 2009, we recorded tax expense of $4.1 million of which $2.7 million is related to an increase in the tax accrual for a potential Taiwanese transfer pricing adjustment.

We received notification in 2005 that the Taiwan taxing authority disagrees with the transfer pricing used by us. We are in the process of contesting the assessment notices we have received from the Taiwan taxing authority. We have therefore accrued but not paid the amount of the potential Taiwanese tax liability related to the transfer pricing adjustment. As of September 30, 2009, the balance of this reserve was $15.7 million, of which $2.6 million, $3.5 million and $1.3 million were added in fiscal years 2009, 2008 and 2007, respectively. As of September 30, 2009, we reclassified an amount of $2.0 million to short-term liability with the expectation of potential resolution relating to tax years 2000 to 2006.

During fiscal year ended September 30, 2009, we submitted a proposal to the Taiwan taxing authority for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006. Subsequent to September 30, 2009, we received final tax assessments from the Taiwan taxing authority in respect of each of these years that are in accordance with the proposal submitted by management. The assessments call for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the quarter ending December 31, 2009, we intend to make cash payments to the Taiwan taxing authority totaling $2.1 million in final settlement of our liabilities for taxes and related interest for these years. In accordance with our policies regarding the accounting for uncertain tax positions, we had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. As a result of the final assessment of $4.0 million, and the intended payment described above, we now expect to record a net reduction of tax expense relating to these years of approximately $5.2 million in fiscal quarter ending December 31, 2009.

Deferred tax assets, which relate to both U.S. and foreign taxes and tax credits, amounted to $73.6 million at September 30, 2009. However, due to a history of losses, the deferred tax asset has been offset by a valuation allowance of $73.4 million.

The effective tax rate in fiscal year 2008 was significantly different from the expected tax benefit derived by applying the U.S. federal statutory rate to income before taxes, primarily due to foreign income taxes and withholding taxes assessed by foreign jurisdictions. During fiscal year ended September 30, 2008, we recorded a tax expense of $6.0 million of which $5.0 million was related to the combination of Taiwan withholding tax and an increase in the tax accrual for a potential Taiwanese transfer pricing adjustment.

Acquisitions

We did not acquire any businesses in fiscal years 2009 and 2007. In fiscal year 2008, we acquired three business entities. See Note 13 — Business Combinations in the Notes to Consolidated Financial Statements for more information relating to these acquisitions.

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

Financial Condition

At September 30, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $35.1 million, compared to $37.7 million at September 30, 2008.

During fiscal year 2009, cash decreased by $2.6 million mainly as a result of $12.9 million and $2.7 million used in operating activities and investing activities, respectively. These cash uses were partially offset by cash of $12.6 million provided by financing activities and a $0.4 million increase due to the effect of changes in currency exchange rates. Cash used in operating activities was primarily due to the net loss of $75.3 million adjusted for non-cash items such as depreciation, amortization, stock-based compensation expense and impairment of purchased intangible assets and goodwill aggregating to $60.1 million offset by a net change in operating assets and liabilities to the extent of $2.3 million. The net changes in operating assets and liabilities related primarily to a $6.6 million increase in deferred revenue mainly driven by higher prepayments received and lower revenue generated from our VPA arrangements and a $2.7 million increase in income taxes payable related mainly to the Company’s foreign operations, which was partially offset by: a $2.7 million decrease in accrued compensation and related liabilities primarily due to payment of bonuses to employees based on the Company’s performance for fiscal year 2008; a $2.5 decrease in accounts payable and other accrued liabilities due to payments made to trade and other creditors prior to the end of fiscal 2009; a $1.1 million increase in prepaid expenses and royalties and other assets; a $0.4 million decrease in liability associated with restructuring activities due to the periodic payment of related liabilities; and a $0.3 million increase in accounts receivable.

Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $2.2 million and additional acquisitions related costs of $0.5 million.

Cash of $12.6 million provided by financing activities was mainly due to the net proceeds of $12.0 million from the issuance of 5,800,000 shares of common stock, par value $0.001 per share to certain institutional investors in a registered direct offering completed in the fourth quarter of fiscal year 2009. The other increase was due to $1.0 million of stock issuances under stock option and stock purchase plans, partially offset by repurchases of common stock in connection with restricted stock plans and principal payments made under capital lease obligations both aggregating to approximately $0.4 million.

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

(iii) plans to further restructure our business and operations; and

(iv) possible investments or acquisitions of complementary businesses, products or technologies, although we have no current plans, commitments or agreements with respect to any acquisitions.

It is also likely that we may continue to incur a net loss and negative net cash flow in fiscal year 2010, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures.

Commitments

As of September 30, 2009, we had net commitments for $9.6 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008 for the remainder of the term; and ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, we are committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 7 — Restructuring and Asset Impairment Charges in the Notes to Consolidated Financial Statements for more information on the Company’s restructuring plans. In addition, as of September 30, 2009, the Company is committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements.

On September 30, 2009, our future lease commitments were as follows (in thousands):

Operating lease obligations:

Fiscal years ending September 30,
2010	$3,392
2011	3,022
2012	2,458
2013	2,168
2014	202

Total minimum operating lease payments	11,242
Less: sublease rentals	(1,622)

Net minimum operating lease payments	$9,620

Capital lease obligations:

Fiscal years ending September 30,
2010	$554
2011	393
2012	79

Total minimum capital lease payments	1,026
Less: amount representing interest	(73)

Present value of net minimum capital lease payments	$953

As of September 30, 2009, the Company had a non-current income tax liability of $16.3 million which was associated primarily with the accrual of income taxes on the Company’s operations in Taiwan. Out of the total liability of $16.3 million, an amount of $7.2 million was related to fiscal years 2000 through 2006. During fiscal year ended September 30, 2009, management submitted a proposal to the Taiwan taxing authority for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006. Subsequent to September 30, 2009, we received final tax assessments from the Taiwan taxing authority in respect of each of these years that are in accordance with the proposal submitted by management. The assessments call for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the quarter ending December 31, 2009, we intend to make cash payments to the Taiwan taxing authority totaling $2.1 million in final settlement of our liabilities for taxes and related interest for the years 2000 to 2006. See Note 14 — Subsequent Events in the Notes to Consolidated Financial Statements for more information. We cannot make a reasonably reliable estimate regarding the timing of any settlement of the remaining tax liability of $9.1 million with the respective taxing authority, if any.

There were no material commitments for capital expenditures or non-cancelable purchase commitments as of September 30, 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet agreements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for more information.

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

We recognize revenues related to the delivered products or services only if the above revenue recognition criteria are met, any undelivered products or services are not essential to the functionality of the delivered products and services and payment for the delivered products or services is not contingent upon delivery of the remaining products or services.

Pay-As-You-Go Arrangements

Under pay-as-you-go arrangements, license revenues from original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) are generally recognized in each period based on estimated consumption by the OEMs and ODMs of products containing the Company’s software, provided that all other revenue recognition criteria have been met. We normally recognize revenues for all consumption prior to the end of the accounting period. Since we generally receive quarterly reports from OEMs and ODMs approximately 30 to 60 days following the end of a quarter, we have put processes in place to reasonably estimate revenues, by obtaining estimates of production from OEM and ODM customers and by utilizing historical experience and other relevant current information. To date the variances between estimated and actual revenues have been immaterial.

Volume Purchase Arrangements (“VPA”)

Beginning with the three month period ended March 31, 2007, with respect to volume purchase agreements (“VPAs”) with OEMs and ODMs, we recognize license revenues for units consumed through the last day of the current accounting period, to the extent the customer has been invoiced for such consumption prior to the end of the current period and provided all other revenue recognition criteria have been met. If the customer agreement provides that the right to consume units lapses at the end of the term of the VPA, we recognize revenues ratably over the term of the VPA if such ratable amount is higher than actual consumption as of the end of the current accounting period. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting period are recorded as deferred revenues.

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

Goodwill and other long-lived intangible assets.  Purchased intangible assets include purchased technologies, customer relationships, goodwill and certain other intangible assets. At September 30, 2009 and 2008, these assets, net of accumulated amortization, totaled $29.8 million and $77.3 million, respectively.

All the intangible assets were derived from our acquisitions. The cost of the acquisitions is allocated to the assets and liabilities acquired, including intangible assets based on their respective estimated fair value at the date of acquisition, with the remaining amount being classified as goodwill. The useful life of the intangible assets is estimated based on the period over which the assets are expected to contribute directly and indirectly to the future cash flows.

The allocation of the acquisition costs to intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires the extensive use of management judgment. The primary method used to determine the fair value of assets acquired is the income approach under which we must make assumptions as to the future cash flows of the acquired entity or assets, the appropriate discount rate to use to present value the cash flows and the anticipated life of the acquired assets. The Company determined the recorded values of intangible assets and goodwill with the assistance of a third-party valuation specialist at the respective acquisition dates.

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate potential impairment. In testing for a potential impairment of goodwill, we: (1) allocate goodwill to our various reporting units to which the acquired goodwill relates; (2) estimate the fair value of our reporting units to which goodwill relates based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices; and (3) determine the carrying value (book value) of those reporting units, as some of the assets and liabilities related to those reporting units, such as cash, are not held by those reporting units but by the corporate departments. Prior to this allocation of the assets to the reporting units, we are required to assess long-lived assets for impairment. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

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

We perform tests for impairment of long-lived tangible and intangible assets whenever events or circumstances suggest that such assets may be impaired. This analysis differs from our goodwill analysis in that an impairment is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset (or assets) are less than the carrying value of the asset (or assets) we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we write down the carrying value to its estimated fair value. We typically estimate the fair value of such assets using an income based approach.

Based on various factors, as discussed in more detail in Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements, we concluded that there were sufficient indicators to require us to perform an interim impairment analysis in respect of goodwill and other intangible assets as of February 28, 2009. As a result, during fiscal 2009, we recorded impairment charges of $32.9 million and $11.9 million in respect of goodwill and other long-lived intangible assets, respectively. No further goodwill impairment charges were required as a result of the annual impairment test performed at September 30, 2009. Further, there was no such goodwill impairment charge recorded during fiscal years 2008 and 2007. We recognized impairment charges of $0 and $0.2 million in fiscal years 2008 and 2007, respectively, for intangible assets other than goodwill.

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

Allowances for Accounts Receivable.  Provisions for doubtful accounts are recorded in general and administrative expenses. At September 30, 2009 and 2008, the allowance was approximately $22,000 and $26,000, respectively. These estimates are based on our assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, historical revenue variances, analysis of credit memo data, bad debt write-offs, and other known factors. If economic or specific industry trends worsen beyond our estimates, or if there is a deterioration of our major customers’ credit worthiness, or actual defaults are higher than our estimates based on historical experience, we would increase the allowance which would impact our results of operations.

Income Taxes. Estimates of Effective Tax Rates, Deferred Taxes Assets and Valuation Allowance:  When preparing our financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to (1) estimate our current tax exposure; and (2) assess temporary differences due to different treatment of certain items for tax and accounting purposes, thereby resulting in deferred tax assets and liabilities. In addition, on a quarterly basis, we perform an assessment of the recoverability of the deferred income tax assets, which is principally dependent upon our ability to achieve taxable income in specific geographies.

As of September 30, 2009, we had federal net operating loss carry forwards of $37.2 million, state net operating loss carry forwards of $23.7 million, research and development credits of $10.6 million, foreign tax credits carry forwards of $14.1 million and state research and development tax credits of $2.7 million available to offset future taxable income. Our carry forwards will expire over the periods 2010 through 2029 if not utilized. See Note 8 — Income Taxes in the Notes to Consolidated Financial Statements for more information.

After examining the available evidence at September 30, 2009, we believe a full valuation allowance was appropriate for the U.S. federal and state and certain foreign net deferred tax assets. In performing the computation of valuation allowance, we performed an assessment of both negative and positive evidence and consider factors such as operating results during recent periods that is given more weight than our expectations of future profitability, which are inherently uncertain. Our past financial performance presented sufficient negative evidence to require a full valuation allowance against our U.S. federal and state and certain foreign deferred tax assets. We intend to maintain a full valuation allowance against our deferred tax assets until sufficient positive evidence exists to support realization of the U.S. federal and state deferred tax assets.

On October 1, 2007, we adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, related to uncertain income tax positions. ASC 740 provides recognition criteria and a related measurement model for tax positions taken by companies and prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. In accordance with ASC 740, we determine whether the benefits of tax positions are more likely than not (likelihood of greater than 50%) of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we use a probability weighted approach and recognize the largest amount of the benefit that is greater than 50% likely of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit in the financial statements.

Stock-Based Compensation.  We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares which contain a service condition. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the options, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

We estimate the expected term of options granted based on observed and expected time to post-vesting exercise and/or cancellations. Expected volatility is based on historical volatility of our common stock over a period commensurate with the expected life of the options. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those options that are expected to vest.

We use Monte-Carlo simulation option-pricing model to value stock option grants that contain a market condition such as the options that were granted to the Company’s four most senior executives and approved by the Company’s stockholders on January 2, 2008. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

The inputs used in valuation models are subjective and generally require significant analysis and judgment to develop. If factors change and as a result we employ different assumptions for estimating stock-based compensation expense in future periods, the stock-based compensation expense we record for such future periods may differ significantly from what we have recorded in the current period and could materially affect our future financial results.

Retirement Benefits.  We provide defined benefit plans in certain countries outside the United States. The defined benefit plan for our employees in Taiwan forms the vast majority of our payments and liability. The amount recognized in the financial statements in respect of the Company’s contribution to the employees defined benefit plan is determined based on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets, compensation increases and a discount rate. At September 30, 2009 and 2008, we accrued $1.6 million and $1.8 million, respectively, for all such liabilities.

We used the following assumptions in accounting for the Taiwan defined benefit pension plan: a rate of compensation increases of 3.00%, a discount rate of 2.25% and 2.75% and an expected long-term rate of return on plan assets of 2% and 2.5%, for fiscal years 2009 and 2008, respectively. The assumptions in respect of discount rate and long term rate of return on plan assets are based on a combination of expected market yield, long-term interest rates and certain other factors outside the control of the Company and therefore, reflect the current best estimates of management. Changes in the above assumptions can impact our actuarially determined obligation and related expense. See Note 12 — Retirement Plans in the Notes to Consolidated Financial Statements for more information.

Restructuring and Asset Impairment Charges.  We record restructuring charges related to excess facilities and severance costs at fair value only when the liability is considered to be incurred as per the applicable accounting pronouncements. Severance costs associated with our standard restructuring plans are recorded once the plan is approved by management and the related severance benefits are communicated to the employees. Excess facilities restructuring charges take into account the fair value of the future lease obligations of the abandoned space, including the potential for sublease income. Estimating the amount of sublease income requires management to make estimates for the space that will be rented, the rate per square foot that might be received and the vacancy period of each property. These estimates could differ materially from actual amounts due to changes in the real estate markets in which the properties are located, such as the supply of office space and prevailing lease rates. Changing market conditions by location and considerable work with third-party leasing companies require us to periodically review each lease and change our estimates on a prospective basis, as necessary.

Fair Value Accounting.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Our assets subject to fair value measurement and disclosure requirements are required to be categorized as Level 1, 2 or 3.

The fair value of our Level 1 financial assets, which represents our investments in money market funds, is based on quoted market prices of the identical underlying security in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult. As of September 30, 2009, we did not have any Level 2 or Level 3 financial assets and liabilities. See Note 3 — Fair Values in the Notes to Consolidated Financial Statements for more information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk

We consider investments purchased with an original remaining maturity of less than three months at date of purchase to be cash equivalents. All investments were classified as cash and cash equivalents at September 30, 2009 and 2008.

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

Foreign Currency Risk

International sales are primarily sourced in their respective countries and are primarily denominated in U.S. dollars. However, our international subsidiaries, other than those located in Israel and Hungary, incur a significant portion of their expenses in the local currency. Accordingly, these foreign subsidiaries use their respective local currencies as the functional currency. Our international business is subject to risks typical of an international operation, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. Currencies in which we have significant intercompany balances are the Taiwan dollar, Indian Rupee, Hong Kong dollar, Japanese yen and the Euro. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. The impact from a hypothetical and reasonably possible near-term change of 10 percent appreciation/depreciation of the U.S. dollar from September 30, 2009 market rates would be immaterial to our net loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the Consolidated Financial Statements and supplementary financial information attached hereto.

Quarterly Results of Operation (Unaudited)

The following table presents certain unaudited Consolidated Statement of Operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited Consolidated Financial Statements appearing elsewhere in this report on Form 10-K. In the opinion of our management, all necessary adjustments, consisting of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this report on Form 10-K. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period.

	Fiscal 2009, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31
	(In thousands, except per share data)

Revenues	$17,232	$17,281	$15,818	$17,366
Gross margin	14,804	14,315	329	13,791
Operating loss	(3,816)	(3,869)	(55,262)	(8,214)
Net loss	(5,027)	(5,754)	(55,148)	(9,343)
Basic and diluted loss per share	$(0.15)	$(0.20)	$(1.93)	$(0.33)
Shares used in basic and diluted loss per share calculation	34,655	28,700	28,560	28,371

	Fiscal 2008, Quarters Ended
	Sep 30	Jun 30	Mar 31	Dec 31

Revenues	$20,002	$19,276	$17,060	$17,364
Gross margin	16,746	16,543	15,258	15,336
Operating income (loss)	(3,577)	(1,874)	290	3,366
Net income (loss)	(4,570)	(2,780)	(1,365)	2,492
Basic earnings (loss) per share	$(0.16)	$(0.10)	$(0.05)	$0.09
Diluted earnings (loss) per share	$(0.16)	$(0.10)	$(0.05)	$0.09
Basic shares used in earnings (loss) per share calculation	27,936	27,574	27,431	27,149
Diluted shares used in earnings (loss) per share calculation	27,936	27,574	27,431	28,961

ITEM 9.	CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

A.	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this annual report, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

B.	Changes in internal control over financial reporting

There has been no change during the quarter ended September 30, 2009 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. As a result of this assessment, our management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Ernst & Young LLP, an independent registered public accounting firm, independently assessed the effectiveness of our internal controls over financial reporting as of September 30, 2009. Ernst & Young LLP has issued an attestation report, which appears below.

D.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Phoenix Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included above under the caption Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Phoenix Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended September 30, 2009 of Phoenix Technologies Ltd. and our report dated November 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 19, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

See Item 1 above for certain information required by this item with respect to our executive officers. The remaining information required by this item will be contained in our definitive proxy statement that we will file pursuant to Regulation 14A in connection with the annual meeting of our stockholders to be held in January 2010 (the “Proxy Statement”) in the sections captioned “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Management Indebtedness, Certain Relationships and Review, Approval or Ratification of Transactions with Related Persons,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by this reference.

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

The information required by this item is incorporated by reference from the information contained in the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Management Indebtedness, Certain Relationships and Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement.

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

Date: November 19, 2009

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

/s/ WOODSON M. HOBBS Woodson M. Hobbs President and Chief Executive Officer (Principal Executive Officer)	/s/ RICHARD W. ARNOLD Richard W. Arnold Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 19, 2009	Date: November 19, 2009

/s/ MICHAEL M. CLAIR Michael M. Clair Chairman of the Board	/s/ DOUGLAS E. BARNETT Douglas E. Barnett Director

Date: November 18, 2009	Date: November 18, 2009

/s/ MITCHELL TUCHMAN Mitchell Tuchman Director	/s/ RICHARD M. NOLING Richard M. Noling Director

Date: November 18, 2009	Date: November 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Phoenix Technologies Ltd.

We have audited the accompanying Consolidated Balance Sheets of Phoenix Technologies Ltd. as of September 30, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in Part IV, Item 15(a). These consolidated financial statements and schedule are the responsibility of the management of Phoenix Technologies Ltd. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Technologies Ltd. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phoenix Technologies Ltd.’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
November 19, 2009

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
	(In thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$35,062	$37,721
Accounts receivable, net of allowances of $22 and $26 at September 30, 2009 and September 30, 2008, respectively	6,505	6,246
Other assets — current	2,196	8,190

Total current assets	43,763	52,157
Property and equipment, net	4,881	4,125
Purchased technology and other intangible assets, net	7,608	22,323
Goodwill	22,205	54,943
Other assets — noncurrent	3,082	2,994

Total assets	$81,539	$136,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,440	$2,855
Accrued compensation and related liabilities	3,433	6,050
Deferred revenue	21,668	15,010
Income taxes payable — current	4,136	4,099
Accrued restructuring charges — current	146	658
Other liabilities — current	2,989	10,318

Total current liabilities	33,812	38,990
Accrued restructuring charges — noncurrent	85	8
Income taxes payable — noncurrent	16,348	13,629
Other liabilities — noncurrent	2,738	2,508

Total liabilities	52,983	55,135
Stockholders’ equity:
Preferred stock, $0.100 par value, 500 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized, 42,485 and 36,198 shares issued, 35,017 and 28,784 shares outstanding at September 30, 2009 and September 30, 2008, respectively	36	29
Additional paid-in capital	257,975	235,562
Accumulated deficit	(137,058)	(61,786)
Accumulated other comprehensive loss	(344)	(466)
Less: Cost of treasury stock (7,468 shares at September 30, 2009 and 7,414 shares at September 30, 2008)	(92,053)	(91,932)

Total stockholders’ equity	28,556	81,407

Total liabilities and stockholders’ equity	$81,539	$136,542

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues:
License fees	$55,821	$64,359	$39,655
Subscription fees	3,007	132	—
Service fees	8,869	9,211	7,362

Total revenues	67,697	73,702	47,017
Cost of revenues:
License fees	568	519	927
Subscription fees	1,380	164	—
Service fees	7,695	7,864	7,377
Amortization of purchased intangible assets	2,921	1,272	1,387
Impairment of purchased intangible assets	11,894	—	—

Total cost of revenues	24,458	9,819	9,691

Gross margin	43,239	63,883	37,326
Operating expenses:
Research and development	39,609	29,660	19,193
Sales and marketing	19,659	13,269	11,992
General and administrative	20,352	22,512	16,611
Restructuring and asset impairment	1,846	237	4,118
Impairment of goodwill	32,934	—	—

Total operating expenses	114,400	65,678	51,914

Operating loss	(71,161)	(1,795)	(14,588)
Interest and other income (expenses), net	(46)	1,602	1,984

Loss before income taxes	(71,207)	(193)	(12,604)
Income tax expense	4,065	6,030	3,805

Net loss	$(75,272)	$(6,223)	$(16,409)

Loss per share:
Basic and diluted loss	$(2.50)	$(0.23)	$(0.63)
Shares used in loss per share calculation:
Basic and diluted	30,084	27,523	25,976

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Total	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Stock	Equity	Loss
	(In thousands)

BALANCE, SEPTEMBER 30, 2006	25,437	$34	$191,519	$(38,899)	$(800)	$(91,678)	$60,176

Adjustments of prior years	—	(6)	53	(3)	—	—	44
Stock issued under option and purchase plans	1,545	—	8,993	—	—	—	8,993
Stock-based compensation	—	—	6,235	—	—	—	6,235
Comprehensive loss:
Net loss	—	—	—	(16,409)	—	—	(16,409)	$(16,409)
Change in defined benefit obligation upon adoption of ASC 715	—	—	—	—	512	—	512	512
Change in net unrealized gains and losses on investments	—	—	—	—	(19)	—	(19)	(19)
Translation adjustment, net of tax of $0	—	—	—	—	240	—	240	240

Comprehensive loss								$(15,676)

BALANCE, SEPTEMBER 30, 2007	26,982	$28	$206,800	$(55,311)	$(67)	$(91,678)	$59,772

Change in liabilities upon adoption of interpretation on ASC 740	—	—	—	(252)	—	—	(252)
Stock issued under option and Purchase Plans	971	—	5,525	—	—	—	5,525
Stock issuance due to acquisitions	854	1	10,935	—	—	—	10,936
Stock-based compensation for Executive Performance Options	—	—	5,829	—	—	—	5,829
Stock-based compensation — others	—	—	6,473	—	—	—	6,473
Retired Restricted Stocks converted to Treasury Stocks	(23)	—	—	—	—	(254)	(254)
Comprehensive loss:
Net loss	—	—	—	(6,223)	—	—	(6,223)	$(6,223)
Change in defined benefit obligation under ASC 715	—	—	—	—	(43)	—	(43)	(43)
Change in net unrealized gains and losses on investments	—	—	—	—	—	—	—	—
Translation adjustment, net of tax of $0	—	—	—	—	(356)	—	(356)	(356)

Comprehensive loss								$(6,622)

BALANCE, SEPTEMBER 30, 2008	28,784	$29	$235,562	$(61,786)	$(466)	$(91,932)	$81,407

Stock issued under option and Purchase Plans	465	1	1,021	—	—	—	1,022
Contingent consideration associated with an acquisition	—	—	(353)	—	—	(4)	(357)
Stock issued pursuant to Registered Direct Offering (net of issance costs of $1,087)	5,800	6	11,957	—	—	—	11,963
Stock-based compensation for Executive Performance Options	—	—	4,158	—	—	—	4,158
Stock-based compensation — others	—	—	5,630	—	—	—	5,630
Retired Restricted Stocks converted to Treasury Stocks	(32)	—	—	—	—	(117)	(117)
Comprehensive loss:
Net loss	—	—	—	(75,272)	—	—	(75,272)	$(75,272)
Change in defined benefit obligation under ASC 715	—	—	—	—	1	—	1	1
Change in net unrealized gains and losses on investments	—	—	—	—	—	—	—	—
Translation adjustment, net of tax of $0	—	—	—	—	121	—	121	121

Comprehensive loss								$(75,150)

BALANCE, SEPTEMBER 30, 2009	35,017	$36	$257,975	$(137,058)	$(344)	$(92,053)	$28,556

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(75,272)	$(6,223)	$(16,409)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	5,127	3,224	3,588
Stock-based compensation	9,788	12,302	6,235
Loss from disposal/impairment of fixed assets	334	9	55
Other non cash charges	—	79	—
Impairment of purchased intangible assets	11,894	—	—
Impairment of goodwill	32,934	—	—
Change in operating assets and liabilities:
Accounts receivable	(299)	1,540	2,067
Prepaid royalties and maintenance	(142)	23	73
Other assets	(930)	440	1,600
Accounts payable	(1,437)	1,330	(1,872)
Accrued compensation and related liabilities	(2,655)	1,128	(230)
Deferred revenue	6,561	2,521	4,257
Income taxes	2,716	5,617	2,715
Accrued restructuring charges	(440)	(1,636)	(2,171)
Other accrued liabilities	(1,063)	116	(2,347)

Net cash provided by (used in) operating activities	(12,884)	20,470	(2,439)

Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	105,214
Proceeds from maturities of marketable securities	—	—	9,500
Purchases of marketable securities	—	—	(89,125)
Purchases of property and equipment and other intangible assets	(2,191)	(3,095)	(4,300)
Acquisition of businesses, net of cash acquired	(557)	(47,621)	—

Net cash provided by (used in) investing activities	(2,748)	(50,716)	21,289

Cash flows from financing activities:
Proceeds from stock issued under registered direct offering, net of expenses	11,963	—	—
Proceeds from stock issued under stock option and stock purchase plans	1,022	5,526	8,993
Repurchase of common stock	(117)	(254)	—
Principal payments under capital lease obligations	(253)	—	—

Net cash provided by financing activities	12,615	5,272	8,993

Effect of changes in exchange rates	358	(10)	119

Net increase (decrease) in cash and cash equivalents	(2,659)	(24,984)	27,962
Cash and cash equivalents at beginning of period	37,721	62,705	34,743

Cash and cash equivalents at end of period	$35,062	$37,721	$62,705

Supplemental disclosure of cash flow information:
Income taxes paid during the year, net of refunds	$1,598	$792	$813
Interest paid during the year	$114	$—	$—
Non-cash investing activity:
Fair value of stock released from Escrow in connection with acquisitions	$6,962	$—	$—
Fair value of stock issued in connection with acquisitions	$—	$10,915	$—
Assets acquired on capital lease	$1,195	$—	$—

See notes to audited consolidated financial statements

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

Phoenix Technologies Ltd. (the “Company”) designs, develops and supports core system software (“CSS”), operating system software and application software for personal computers and other computing devices. The Company’s CSS products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices, while operating system and application software enable specific device functionality and enhanced device performance. The Company sells its CSS products primarily to computer and component device manufacturers and also provides these customers with training, consulting, maintenance and engineering services. The Company generally sells its operating system and application software to these same manufacturers, but also makes direct sale of these products, over the Internet, to the end-users of these devices.

The majority of the Company’s revenues come from CSS, the modern form of BIOS (“Basic Input-Output System”) for personal computers, servers and embedded devices. The Company’s CSS customers are primarily original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), who incorporate CSS products during the manufacturing process. The CSS is typically stored in non-volatile memory on a chip that resides on the motherboard built into the device manufactured by the Company’s customers. The CSS is executed during the power-up process in order to test, initialize and manage the functionality of the device’s hardware.

The Company also designs, develops and supports software products and services that provide the users of personal computers with enhanced device utility, reliability and security. Included among these products and services are offerings which assist users to locate and manage portable devices that have been lost or stolen, offerings which provide backup, sharing, and synchronization of files and data, and offerings which enable certain applications to operate on the device independently of the device’s primary operating system. Although the true consumers of these products and services are enterprises, governments, and individuals, the Company typically licenses these products to OEMs, ODMs or service provide channels to assist them in making their products attractive to those end-users.

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

Reclassifications.  We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. These reclassifications had no impact on the Company’s total assets, total liabilities or operating and net loss for any periods presented.

Foreign Currency Translation.  The Company has determined that the functional currency of most of its foreign operations, other than those located in Israel and Hungary, is the respective local currency. Therefore, assets and liabilities are translated at year-end exchange rates and transactions within the Consolidated Statements of Operations are translated at average exchange rates prevailing during each period. Unrealized gains and losses from foreign currency translation are included as a separate component of other comprehensive income (loss). Foreign currency transaction gains (losses) recorded as part of interest and other income (expenses), net totaled approximately $17,000, $(0.2) million and $(0.3) million during fiscal years 2009, 2008 and 2007, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On an on-going basis, the Company evaluates its accounting estimates, including but not limited to, its estimates relating to: a) allowance for uncollectible accounts receivable; b) accruals for consumption-based license revenues; c) accruals for employee benefits; d) income taxes and realizability of deferred tax assets and the associated valuation allowances; and e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles and prepaid royalties. Actual results could differ materially from those estimates.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warranty.  The Company generally provides a warranty for its software products and services to its customers for a period of up to 90 days from the date of delivery. The Company warrants its software products will perform materially in accordance with its specifications. The Company also warrants that its professional services will perform consistent with generally accepted industry standards and to materially conform to the specifications set forth in a customer’s signed contract. The Company had not incurred significant expense under its product warranties to date and, thus, no liabilities have been recorded for these contracts as of September 30, 2009 and 2008.

Accounts Receivable.  All receivable amounts are non-interest bearing. Provisions are made for doubtful accounts. These provisions are estimated based on assessment of the probable collection from specific customer accounts, the aging of the accounts receivable, analysis of credit memo data, bad debt write-offs, historical revenue estimate to actual variances, and other known factors. At September 30, 2009 and 2008, the allowance was approximately $22,000 and $26,000, respectively.

Cash Equivalents, Marketable Securities and Other Investments.  The Company considers all highly liquid securities purchased with an original remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds in all periods presented.

Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade receivables. The Company extends credit on open accounts to its customers and does not require collateral. The Company performs ongoing credit evaluations and provisions are made for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Two customers accounted for 16% and 15% of accounts receivable as of September 30, 2009. Two customers accounted for 40% and 11% of accounts receivable as of September 30, 2008. No other customers accounted for greater than 10% of accounts receivable at either year-end.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets, which are typically three to five years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease.

Amortization of Acquired Purchased Intangible Assets.  Purchased intangible assets consist primarily of purchased technology, customer relationships, non-compete agreements and trade names and others. The Company amortizes intangible assets other than goodwill over their estimated useful lives unless their lives are determined to be indefinite.

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

The Company amortizes purchased computer software, or purchased technology, including that which is acquired through business combinations, on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. Furthermore, at each balance sheet date, the unamortized capitalized cost of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of sale.

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

The technology purchased from XTool Mobile Security, Inc. was being further developed to become a product, Phoenix FailSafe, to be sold by the Company. During the quarter ended December 31, 2008, Phoenix FailSafe reached a state of general release, and accordingly, the Company began amortizing the technology purchased from XTool Mobile Security in accordance with the applicable accounting guidance.

The Company assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of current fiscal year, based on a combination of factors, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis and to also assess the impairment of other long-lived assets. These factors included: the rapid deterioration of global economic conditions; our operating results including the reduction in force and other cost reduction initiatives discussed in Note 7 — Restructuring and Asset Impairment Charges; a substantial and sustained decline in our market capitalization; and management’s decisions to prioritize allocation of resources and to discontinue investments in certain products and services. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units based on comparable market prices. The Company performed this analysis with the assistance of a valuation specialist. As a result of the analysis, during fiscal 2009, the Company recorded an aggregate impairment charge of $11.9 million with respect to its purchased intangible assets. Except for a $0.2 million write-off of purchased software recorded in fiscal 2007, the Company had no other impairment charges or write-offs recorded during fiscal years 2008 and 2007. Amortization and write-down of acquired purchased intangible assets are charged in cost of revenues on the Consolidated Statements of Operations.

The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of September 30, 2009 and September 30, 2008 (in thousands):

	As of September 30, 2009
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount

Purchased technologies	$16,555	$(3,026)	$(6,302)	$7,227
Customer relationships	6,349	(985)	(5,231)	133
Non compete agreements	279	(74)	(145)	60
Trade names and others	512	(108)	(216)	188

	$23,695	$(4,193)	$(11,894)	$7,608

	As of September 30, 2008
	Gross Carrying	Accumulated	Impairment/Write-	Net Carrying
	Amount	Amortization	off	Amount

Purchased technologies	$16,555	$(804)	$—	$15,751
Customer relationships	6,349	(431)	—	5,918
Non compete agreements	279	(13)	—	266
Trade names and other	412	(24)	—	388

	$23,595	$(1,272)	$—	$22,323

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining intangible assets have weighted-average useful lives of 4.5 years for purchased technology, 3.7 years for customer relationships, 1.9 years for non-compete agreements and 2.7 years for trade names and others. Amortization of purchased intangible assets was $2.9 million, $1.3 million and $1.2 million for fiscal years 2009, 2008 and 2007, respectively.

The following table summarizes the expected annual amortization expense of the remaining intangibles assets (in thousands):

Expected
Amortization
Fiscal Year Ending September 30,	Expense

2010	$1,734
2011	1,731
2012	1,671
2013	1,472
2014	500
Thereafter	500

Total	$7,608

Goodwill.  Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company test goodwill for impairment on an annual basis or more frequently, if impairment indicators arise, and written down when impaired, rather than being amortized as previous standards required.

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed at September 30 using a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis as described above, the Company performed an interim impairment test for goodwill as of February 28, 2009. For the purposes of this impairment analysis, the Company based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of the reporting units based on comparable market prices. The Company performed this analysis with the assistance of a valuation specialist. The significant estimates used included the Company’s weighted average cost of capital, long-term rate of growth and profitability of business and working capital effects. The assumptions were based on the actual historical performance of the Company and take into account the recent weakening of operating results and implied risk premium based on the market price of the Company’s equity as of the assessment date. To validate the reasonableness of the deemed fair value, the Company reconciled the aggregate fair value determined in step one to its enterprise market capitalization. Enterprise market capitalization includes, among other factors, the fully diluted market capitalization based on the Company’s stock price and an acquisition premium based on historical data from acquisitions within the same or similar industries. In performing the reconciliation the Company used the average stock price over a range of dates around the valuation date and considered such other relevant quantitative and qualitative factors, which may change depending on the date for which the assessment is made. Based on its interim analysis, the Company recorded an aggregate goodwill impairment charge of $32.9 million. No further goodwill impairment charges were required as a result of the annual impairment test performed at September 30, 2009. Further, there was no goodwill impairment recorded by the Company during the fiscal years ended September 30, 2008 and 2007.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying value and impairment/write off of goodwill (in thousands):

Goodwill

Net balance, September 30, 2007	$14,497
Additions, net	40,446

Net balance, September 30, 2008	54,943
Additions, net	196
Impairments	(32,934)

Net balance, September 30, 2009	$22,205

Income Taxes.  The Company uses asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.

On October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, related to uncertain income tax positions. ASC 740 provides recognition criteria and a related measurement model for tax positions taken by companies and prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. In accordance with ASC 740, the Company determines whether the benefits of tax positions are more likely than not (likelihood of greater than 50%) of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company uses a probability weighted approach and recognizes the largest amount of the benefit that is greater than 50% likely of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.

Stock-Based Compensation.  The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares which contain a service condition. In addition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of stock option grants that contain a market condition such as the options that were granted to the Company’s four most senior executives and approved by the Company’s stockholders on January 2, 2008. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The models require inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. The Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.

The compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The compensation costs

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for awards, other than those attached with the market-based conditions, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on estimated fair value on the grant-date and amortized on a straight-line basis over the options’ vesting period. There was no capitalized stock-based employee compensation cost as of September 30, 2009.

The Company has elected to use the alternative transition provisions as described in the original accounting standard for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized. There has been no recognized tax benefit relating to stock-based employee compensation as of September 30, 2009.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for fiscal years 2009, 2008 and 2007 (in thousands):

	Fiscal Years Ended
	September 30,
	2009	2008	2007

Costs and expenses
Cost of revenues	$415	$532	$187
Research and development	2,608	3,267	1,425
Sales and marketing	1,318	1,460	976
General and administrative	5,447	7,043	3,647

Total stock-based compensation expense	$9,788	$12,302	$6,235

See Note 11 — Stock-Based Compensation for more information.

Defined Benefit Plans.  The Company recognizes the funded status of defined-benefit postretirement plans on in its consolidated balance sheets with changes in the funded status reflected in comprehensive income. The measurement date of the plan’s funded status is same as the Company’s fiscal year-end. See Note 12 — Retirement Plans for more information.

Advertising Costs.  The Company expenses advertising costs as they are incurred. The Company recorded advertising expense of approximately $0.7 million, $0.6 million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively.

Computation of Earnings (Loss) per Share.  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 6 — Loss per Share for more information.

Subsequent Events.  In connection with preparation of the Consolidated Financial Statements for fiscal year ended September 30, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through November 19, 2009, the date of financial statement issuance.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements.  In February 2008, the FASB issued authoritative guidance which provided a scope exception for the evaluation criteria for lease classification and capital lease measurement with respect to the application of fair value measures. Accordingly, in determining the classification of and accounting for leases, the Company did not apply the provisions of fair value measurements it adopted on October 1, 2008.

In February 2008, the FASB issued an additional authoritative guidance which delayed the effective date of fair value accounting for all nonfinancial assets and nonfinancial liabilities by one year, except those recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, the Company will apply the guidance for fair value measurements to nonfinancial assets and liabilities measured on a nonrecurring basis effective October 1, 2009. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements. Examples of items to which the deferral would apply include, but are not limited to:

•	nonfinancial assets and nonfinancial liabilities that are measured at fair value in a business combination or other new basis event, except those that are remeasured at fair value in subsequent periods;

•	reporting units measured at fair value in the first step of a goodwill impairment test and nonfinancial assets and nonfinancial liabilities measured at fair value in the goodwill impairment test, if applicable; and

•	nonfinancial liabilities for exit or disposal activities initially measured at fair value.

In December 2007, the FASB issued new authoritative guidance for business combinations. The new guidance retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. The new guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition it requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. In addition, under the new guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. The provisions of this new accounting guidance is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. Adoption of this new guidance will not impact the Company’s accounting for business combinations closed prior to its adoption. The Company will adopt this standard in fiscal year beginning on October 1, 2009 and is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

In April 2008, the FASB issued authoritative guidance for determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. The new guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset under the GAAP and also requires expanded disclosure regarding the determination of intangible asset useful lives. The provisions of this new accounting guidance are effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company will adopt this standard in fiscal year beginning on October 1, 2009 and is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

In April 2009, the FASB issued three related sets of accounting guidance. The accounting guidance set forth (i) rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market; (ii) guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of whether an other-than-temporary impairment exists; and (iii) interim disclosure requirements for the fair value of financial instruments. The Company adopted aforementioned three sets of accounting guidance in the third quarter of fiscal year 2009 and the adoption did not have a significant impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Application of this authoritative guidance was required for both interim and annual financial periods ending after June 15, 2009. The adoption of this guidance in the third quarter of fiscal year 2009 did not have a significant impact on the Company’s Consolidated Financial Statements.

In August 2009, the FASB issued authoritative guidance which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. Application of this authoritative guidance is effective for the first reporting period beginning after the issuance of this standard. The Company will adopt this standard in fiscal year beginning on October 1, 2009 and is currently evaluating the impact of the adoption on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC had no impact on the Company’s Consolidated Financial Statements.

Comprehensive Loss.  The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on investments, foreign currency translation adjustments and defined benefit plans.

The following table summarizes the components of accumulated other comprehensive loss as of September 30, 2009 and 2008 (in thousands):

	Fiscal Years Ended September 30,
	2009	2008

Defined benefit obligation	$470	$469
Cumulative translation adjustment	(814)	(935)

Accumulated other comprehensive loss	$(344)	$(466)

Note 3.	Fair Values

On October 1, 2008, the Company adopted the authoritative guidance for fair value measurements and the fair value option for its financial assets and financial liabilities. The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s Consolidated Financial Statements as the resulting fair values calculated under the new guidance were not different than the fair values that would have been calculated under previous accounting guidance. The guidance for the fair value option for financial assets and financial liabilities provides companies the irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The Company has not elected to measure any financial assets or liabilities at fair value that were not previously required to be measured at fair value.

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:

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

The following table summarized the carrying amounts and fair values of assets subject to fair value measurements at September 30, 2009 (in thousands):

		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents:
Money market funds	$25,567	$25,567	—	—

Total	$25,567	$25,567	—	—

As of September 30, 2009, the Company did not have any Level 2 or Level 3 financial assets or liabilities.

In February 2008, the FASB issued a statement that provided a one year deferral for application of the new fair value measurements for nonfinancial assets and liabilities. Accordingly, for nonfinancial assets and liabilities the new fair value measurement principles will become effective for the Company as of October 1, 2009, and may impact the determination of its goodwill, purchased technologies and other long-lived assets’ fair value, when or if the Company is required to perform impairment reviews.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment, Net

Property and equipment consisted of the following (in thousands except estimated useful life):

	Estimated Useful	September 30,	September 30,
	Life (Years)	2009	2008

Computer hardware and software	3	$8,131	$6,798
Telephone system	5	389	395
Furniture and fixtures	5	1,933	1,707
Construction in progress		—	68
Leasehold improvements		2,299	2,159

Subtotal		12,752	11,127
Less: accumulated depreciation		(7,871)	(7,002)

Property and equipment, net		$4,881	$4,125

The Company has entered into equipment financing lease arrangements, which allows the Company to acquire up to a total of $1.3 million in equipment. As of September 30, 2009, the Company had acquired equipment in the aggregate amount of $1.2 million under these arrangements.

As of September 30, 2009, the current portion of the present value of the net minimum lease payments is $0.5 million.

The following is a schedule by years of future minimum lease payments for assets acquired under capital lease together with the present value of the net minimum lease payments as of September 30, 2009 (in thousands):

Fiscal Year Ending September 30,

2010	$554
2011	393
2012	79

Total minimum capital lease payments	1,026
Less: amount representing interest	(73)

Present value of net minimum capital lease payments	$953

Depreciation expense related to property and equipment, including equipment under capital lease and amortization of leasehold improvements, totaled $2.2 million, $2.0 million and $2.2 million for fiscal years 2009, 2008 and 2007, respectively.

Note 5.	Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent

The following table provides details of other assets — current (in thousands):

	September 30,	September 30,
	2009	2008

Other assets — current:
Prepaid taxes	$67	$42
Prepaid other	1,630	909
Shares held in escrow	—	6,962
Other assets	499	277

Total other assets — current	$2,196	$8,190

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares held in escrow as of September 30, 2008 represented the value of all of the stock consideration issued by the Company for the acquisition in April 2008 of BeInSync Ltd., amounting to $3.0 million, and half of the stock consideration issued by the Company for the acquisition in August 2008 of General Software, Inc., amounting to $4.0 million. The shares were held in escrow to cover indemnification obligations BeInSync Ltd. and General Software Inc. and their former stockholders may have to the Company for breaches of any of the representations, warranties or covenants set forth in the respective purchase agreements. The above shares were issued and outstanding and held by a third party in escrow as of September 30, 2008. Since these shares were held in escrow and not distributed to the former stockholders and option holders of BeInSync Inc. and General Software Inc. as of September 30, 2008, the Company maintained an equivalent liability amounting to $7.0 million representing the purchase consideration payable in shares which was classified under the captions “Purchase consideration payable” and included under “Other liabilities — current” in the Consolidated Balance Sheets. During fiscal year ended September 30, 2009, all the above shares aggregating to approximately $7.0 million held in escrow were released upon the one year anniversary of the respective acquisitions’ closing date with a corresponding reduction of liability of the same amount representing the purchase consideration payable.

The following table provides details of other assets — noncurrent (in thousands):

	September 30,	September 30,
	2009	2008

Other assets — noncurrent:
Deposits and other prepaid expenses	$991	$917
Long-term prepaid taxes	1,879	1,890
Deferred tax	212	187

Total other assets — noncurrent	$3,082	$2,994

The following table provides details of other liabilities — current (in thousands):

	September 30,	September 30,
	2009	2008

Other liabilities — current:
Accounting and legal fees	$519	$1,101
Purchase consideration payable	—	6,962
Obligations under capital lease	501	—
Other accrued expenses	1,969	2,255

Total other liabilities — current	$2,989	$10,318

The following table provides details of other liabilities — noncurrent (in thousands):

	September 30,	September 30,
	2009	2008

Other liabilities — noncurrent:
Deferred rent	$702	$751
Retirement reserve	1,527	1,714
Capital lease	452	—
Other liabilities	57	43

Total other liabilities — noncurrent	$2,738	$2,508

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Loss Per Share

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2009	2008	2007

Net loss	$(75,272)	$(6,223)	$(16,409)

Weighted average common shares outstanding:
Basic and diluted	30,084	27,523	25,976
Loss per share:
Basic and diluted	$(2.50)	$(0.23)	$(0.63)

Basic and diluted loss per share is identical since the effect of common equivalent shares is anti-dilutive and therefore excluded.

The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share for fiscal years 2009, 2008 and 2007 amounted to approximately 7.6 million, 3.1 million and 4.7 million shares, respectively.

Note 7.	Restructuring and Asset Impairment Charges

Restructuring and related asset impairment charges are presented as a separate line in the Consolidated Statements of Operations. The following table summarizes the activity related to the asset/liability for restructuring and related asset impairment charges through September 30, 2009 (in thousands):

		Severance
	Facilities	and Benefits		Facilities		Facilities
	and Other	and Facilities	Severance	and Other	Severance	and Other
	Exit Costs	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2003 Plan	2006 Plans	2007 Plans	2007 Plans	2009 Plans	2009 Plans	Total

Balance of accrual at September 30, 2006	$1,740	$2,713	—	—	—	—	$4,453
Provision in fiscal year 2007 plans	—	—	$2,252	$1,492	—	—	3,744
Cash payments	(400)	(3,117)	(1,864)	(948)	—	—	(6,329)
True up adjustments	(12)	404	7	(4)	—	—	395

Balance of accrual at September 30, 2007	1,328	—	395	540	—	—	2,263
Cash payments	(767)	—	(440)	(728)	—	—	(1,935)
True up adjustments	(46)	—	45	238	—	—	237

Balance of accrual/(other assets) at September 30, 2008	515	—	—	50	—	—	565
Provision in fiscal year 2009 plans	—	—	—	—	$1,317	$264	1,581
Cash payments	(501)	—	—	(151)	(1,317)	(81)	(2,050)
Non-cash settlements	—	—	—	—	—	(177)	(177)
True up adjustments	(14)	—	—	279	—	—	265

Balance of accrual/(other assets) at September 30, 2009	$—	$—	$—	$178	$—	$6	$184

Fiscal Year 2009 Restructuring Plans

In July 2009, a restructuring plan was approved to close the Company’s facility in Shanghai, China in order to consolidate development activities in the Company’s other locations. The actions under this restructuring activity involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Shanghai facility.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, a restructuring plan was approved for the purpose of consolidating development activities carried out in the Company’s two locations in India at Bangalore and Hyderabad. In order to consolidate development activities solely at the Company’s Bangalore, India location, management approved the closure of the Company’s facility in Hyderabad, India. The actions under this restructuring plan involved relocating approximately 33 employees at the Hyderabad location to the Bangalore site, terminating employees that do not relocate, and vacating the Hyderabad facility.

In the second quarter of fiscal year 2009, management approved two restructuring plans. In February 2009, a restructuring plan was approved to reduce future operating expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating employee positions and closing the Company’s facility in Tel Aviv, Israel. As a result of these restructuring activities, we reduced our global workforce by 96 employees, although these reductions were partially offset by other workforce additions during the year.

During the year ended September 30, 2009, the Company recorded an aggregate charge of approximately $1.6 million with respect to fiscal year 2009 restructuring plans, related to employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with fiscal 2009 restructuring plan, are included in the Company’s results of operations. As of September 30, 2009, payments related to these restructuring programs were substantially completed.

Fiscal Year 2007 Restructuring Plans

In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs are included in the Company’s results of operations. In addition, restructuring charges aggregating to $0.2 million were recorded in the second and fourth quarters of fiscal year 2009 due to changes in operating expenses and estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of September 30, 2009.

In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 employee positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. During fiscal year ended September 30, 2009, the Company recorded approximately $40,000 related to a true-up adjustment due to changes in operating expenses and estimates of sublease income associated with this restructure program. These restructuring costs are included in the Company’s results of operations.

As of September 30, 2009, the first quarter 2007 restructuring plan has an asset balance of approximately $47,000 which is classified under the captions “Other assets — current” and “Other assets — noncurrent” in the Consolidated Balance Sheets. This balance is related solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.

Fiscal Year 2003 Restructuring Plan

In the first quarter of fiscal year 2003, the Company announced a restructuring plan that affected approximately 100 employee positions across all business functions and closed its facilities in Irvine, California and Louisville, Colorado. This restructuring resulted in expenses relating to employee termination benefits of $2.9 million, estimated facilities exit expenses of $2.5 million, and asset write-downs in the amount of $0.1 million. All the appropriate charges were recorded in the three months ended December 31, 2002. As of September 30, 2003, payments relating to the employee termination benefits were completed. During fiscal years 2003 and 2004 combined, the Company’s financial statements reflected a net increase of $1.8 million in the restructuring liability related to the Irvine, California facility as a result of the Company’s revised estimates of sublease income. While there were no changes in estimates for the restructuring liability in fiscal year 2005, in fiscal years 2006 and 2007, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: (i) $0.5 million increase in the fourth quarter of fiscal year 2006, and (ii) $0.1 million decrease in the first quarter of fiscal year 2007 and $0.1 million increase in the fourth quarter of fiscal year 2007. During fiscal year 2008, the restructuring liability was impacted by changes in the estimated building operating expenses as follows: $0.1 million decrease in the first quarter of fiscal year 2008 and approximately $50,000 increase in the fourth quarter of fiscal year 2008. During fiscal year ended September 30, 2009, the Company made cash payments of $0.5 million for the remaining liability associated with this restructuring program and there are no amounts due under this plan as of September 30, 2009.

Note 8.	Income Taxes

The components of income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007

Current:
Federal	$(266)	$—	$—
State	(8)	12	50
Foreign	4,528	5,810	3,575

Total current	4,254	5,822	3,625

Deferred:
Federal	(165)	142	—
State	—	23	—
Foreign	(24)	43	180

Total deferred	(189)	208	180

Income tax expense	$4,065	$6,030	$3,805

U.S. and foreign components of income (loss) before income taxes are as follows (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007

U.S.	$(62,500)	$(1,700)	$(3,674)
Foreign	(8,707)	1,507	(8,930)

	$(71,207)	$(193)	$(12,604)

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the United States federal statutory rate to the Company’s income tax expense are as follows (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007

Tax at U.S. federal statutory rate	$(24,922)	$(68)	$(4,412)
State taxes, net of federal tax benefit	(8)	12	50
Foreign taxes	7,377	5,311	6,881
Other	(5,979)	180	—
Valuation allowance	27,597	595	1,286

Income tax expense	$4,065	$6,030	$3,805

The following table shows the composition of net deferred tax assets (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007

Deferred tax assets:
Foreign tax credits	$14,135	$11,374	$10,882
Research and development tax credits	10,628	10,533	10,341
Minimum tax credit carryforward	1,212	1,213	1,213
Miscellaneous reserves and accruals	11,773	9,178	3,693
Depreciation and amortization	18,820	820	3,113
State tax credit (net of federal benefit)	2,661	2,245	2,094
Net operating loss	14,410	10,655	12,443

Total	73,639	46,018	43,779
Less valuation allowance	(73,428)	(45,831)	(43,549)

Net deferred tax assets	211	187	230
Deferred tax liabilities:
Acquisition tax liabilities	—	(165)	—

Total deferred tax liabilities	—	(165)	—

Net deferred tax assets	$211	$22	$230

For fiscal year 2009, the Company believes a valuation allowance of $73.4 million is required against its U.S. federal and state and certain foreign deferred tax assets. At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. A net deferred tax asset amounting to $0.2 million at September 30, 2009 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary. In fiscal year 2009, the valuation allowance increased by approximately $27.6 million as compared to fiscal year 2008.

The Company is permanently reinvesting the historic earnings of certain foreign subsidiaries. Those foreign subsidiaries that are permanently reinvested are ones which if liquidated would give rise to a material amount of U.S. or foreign tax upon liquidation. The amount of foreign earnings permanently reinvested is approximately $8.9 million and $8.5 million as of September 30, 2009 and September 30, 2008, respectively, and accordingly no U.S. federal tax has been provided on these earnings. Upon distribution of these earnings in the form of dividends or liquidation of the Company’s foreign subsidiaries, the Company would be subject to U.S. income taxes (after an adjustment for foreign tax credits) of $2.0 million and $1.7 million as of September 30, 2009 and September 30,

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, respectively. These additional income taxes may not result in a cash payment to the Internal Revenue Service, but may result in the utilization of deferred tax assets that are currently subject to a valuation allowance.

As of September 30, 2009, the Company had federal net operating loss carry forwards of $37.2 million, state net operating loss carry forwards of $23.7 million, research and development credits of $10.6 million, foreign tax credits carry forwards of $14.1 million and state research and development tax credits of $2.7 million available to offset future taxable income. The Company’s carry forwards will expire over the periods 2010 through 2029 if not utilized.

For fiscal year 2008, a valuation allowance of $45.8 million was recorded against the Company’s U.S. federal and state and certain foreign deferred tax assets. Management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. A net deferred tax asset amounting to $0.2 million at September 30, 2008 was recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary. In fiscal year 2008, the valuation allowance increased by approximately $2.3 million as compared to fiscal year 2007.

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

The Company was entitled to a tax holiday on its net income earned by the Company’s subsidiary in India until March 2009. The aggregate dollar benefit of the tax holiday during the period from 2007 through March 2009 was not material. The Company is also entitled to a tax holiday in Israel for an indefinite period of time.

Uncertain Tax Positions

On October 1, 2007, the Company adopted the provisions of FASBs ASC 740, Income Taxes, related to uncertain tax positions. The implementation of this guidance in fiscal year 2008 resulted in the recording of a cumulative effect adjustment to decrease the beginning balance of retained earnings by $0.3 million. In addition, the liability associated with uncertain tax positions was reclassified from income taxes payable to long-term unrecognized tax benefit liabilities. The total long-term liability for uncertain tax positions as of September 30, 2008 was $18.4 million. During fiscal year ended September 30, 2009, the liability associated with uncertain tax positions increased by $4.7 million, of which $2.4 million was related to the accrual for a potential Taiwanese transfer pricing adjustment, $1.9 million related to the reclassification of liabilities incurred in prior years associated with Taiwan withholding tax and $0.4 million related to taxes associated with other foreign jurisdictions. Accordingly, the amount of unrecognized tax benefits as of September 30, 2009, excluding interest and penalties, was $23.0 million.

During fiscal year ended September 30, 2009, $2.0 million of the unrecognized tax benefits related to a potential Taiwanese transfer pricing adjustment has been reclassified from long-term income-tax liabilities to short-term income-tax liabilities based on the Company’s current expectation of when the payments are likely to occur.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2008	$18,348
Additions based on tax positions related to current year	4,944
Additions for tax positions taken in prior years	48
Reductions due to lapse of applicable statute of limitations	(310)

Gross balance at September 30, 2009	$23,030

At October 1, 2008, the Company’s total gross unrecognized tax benefits were $18.4 million, of which $13.5 million, if recognized, would change the Company’s effective tax rate. Total gross unrecognized tax benefits increased by $4.7 million for fiscal year 2009, which, if recognized, would change the Company’s effective tax rate. Substantially all of this increase resulted from potential transfer pricing adjustments in Taiwan.

As of September 30, 2009, the Company continues to have tax exposure related to transfer-pricing as a result of assessments received from the Taiwan National Tax Authorities for the 2000 through 2006 tax years. The Company has reviewed the exposure and determined that, for all of the open years (2000-2009) affected by the current transfer pricing policy, an exposure of $15.7 million (including tax and interest) exists, which as of September 30, 2009 has been fully reserved.

The Company believes that the Taiwan National Tax Authorities’ interpretation of the governing law is inappropriate and is contesting this assessment. Given the current political and economic climate within Taiwan, there can be no reasonable assurance as to the ultimate outcome. The Company, however, believes that the reserves established for this exposure are adequate under the present circumstances.

During fiscal year ended September 30, 2009, the Company submitted a proposal to the Taiwan taxing authority for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006. Subsequent to September 30, 2009, the Company received final tax assessments from the Taiwan taxing authority in respect of each of these years that are in accordance with the proposal submitted by the Company. The assessments call for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the quarter ending December 31, 2009, the Company intends to make cash payments to the Taiwan taxing authority totaling $2.1 million in final settlement of its liabilities for taxes and related interest for these years. In accordance with its policies regarding the accounting for uncertain tax positions, the Company had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. As a result of the final assessment of $4.0 million, and the intended payment described above, the Company now expects to record a net reduction of tax expense relating to these years of approximately $5.2 million in fiscal quarter ending December 31, 2009.

The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.5 million of interest and penalties accrued at October 1, 2008 and $0.8 million at September 30, 2009.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to foreign examinations by tax authorities for years before 2001 and is no longer subject to U.S. examinations for years before 2004.

Note 9.	Segment Reporting and Significant Customers

The Company has defined one reportable segment, described below, based on factors such as how the Company’s operations are managed and how the chief operating decision maker views results. The reportable segment is established based on various factors including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not assess the performance of the Company’s products, services and geographic regions on other measures of income or expense, such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with the applicable authoritative guidance on Segment Reporting is included on the Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues from external customers.

Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, other Asian countries and Europe as follows (in thousands):

	Fiscal Years Ended September 30,
	2009	2008	2007

North America	$15,174	$13,136	$7,616
Japan	11,965	15,326	7,651
Taiwan	32,775	39,959	26,882
Other Asian countries	4,837	4,132	3,670
Europe	2,946	1,149	1,198

Total revenues	$67,697	$73,702	$47,017

The portion of North America revenues from external customers attributed to the United States were $15.0 million, $13.1 million and $7.6 million for fiscal years 2009, 2008 and 2007, respectively.

For fiscal year ended September 30, 2009, two customers accounted for 14% and 12% of total revenues. For fiscal year ended September 30, 2008, two customers accounted for 18% and 14% of total revenues. For fiscal year ended September 30, 2007, one customer accounted for 18% of total revenues. No other customers accounted for more than 10% of total revenues during these periods.

Note 10.	Commitments and Contingencies

Leases

The Company has commitments related to office facilities under operating leases. As of September 30, 2009, the Company had net commitments for $9.6 million under non-cancelable operating leases ranging from one to six years. The operating lease obligations also include i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008 for the remainder of the term; and ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, the Company is committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 7 — Restructuring and Asset Impairment Charges for more information on the Company’s restructuring plans. Total rent expense was $3.1 million, $2.6 million, and $3.2 million in fiscal years 2009, 2008 and 2007, respectively. In addition, as of September 30, 2009, the Company is committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements. See Note 4 — Property and Equipment, Net for the break-down of future minimum lease payments for assets acquired under capital lease arrangements together with the present value of the net minimum lease payments as of September 30, 2009.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 30, 2009, future net minimum operating lease payments required were as follows (in thousands):

Fiscal Years Ending September 30,

2010	$3,392
2011	3,022
2012	2,458
2013	2,168
2014	202

Total minimum operating lease payments	11,242
Less: sublease rentals	(1,622)

Net minimum operating lease payments	$9,620

Litigation

The Company is subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, the ultimate outcome of any litigation is uncertain and unfavorable outcomes could have a material adverse impact on the results of operations and financial condition of the Company. Regardless of the outcome, litigation can have an adverse impact on the Company due to defense costs, diversion of management resources and other factors.

Phoenix Technologies Ltd v. DeviceVM, Inc.  On July 20, 2009, the Company filed a complaint in the Santa Clara County, California Superior Court against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Santa Clara County Superior Court to the Northern District of California District Court.

Note 11.	Stock-Based Compensation

The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock) granted under various plans and the majority of the plans have been approved by the Company’s stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by the stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors typically vest over a three year period. Options to non-employee directors granted prior to April 1, 2008 and certain options granted during fiscal 2009 were fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of September 30, 2009, the Company has temporarily suspended its Purchase Plan Program as substantially all the available shares under the Purchase Plan were issued. Under the Company’s stock plans, as of September 30, 2009, restricted share awards and option grants for 7.9 million shares of common stock were outstanding from prior awards and 2.1 million shares of common stock were available for future awards. The outstanding awards and grants as of September 30, 2009 had a weighted average remaining contractual life of 7.48 years and an aggregate intrinsic value of approximately

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million. Of the options outstanding as of September 30, 2009, there were options exercisable for 3.3 million shares of common stock having a weighted average remaining contractual life of 6.35 years and an aggregate intrinsic value of approximately $0.1 million.

The Compensation Committee of the Board authorized, and on January 2, 2008 the stockholders of the Company approved, stock option grants for an aggregate of 1,250,000 shares of Company’s common stock (the “Performance Options”) to the Company’s four most senior executives. These options vest upon the achievement of certain market performance goals rather than on a time-based vesting schedule. Under the terms of the options, the closing price of the Company’s stock on the NASDAQ Global Market must equal or exceed one or more stock price thresholds ($15.00, $20.00, $25.00 and $30.00) for at least sixty (60) consecutive trading days in order for 25% of the shares underlying the option for each price threshold to vest. The Performance Options have a ten-year term, subject to their earlier termination upon certain events including the optionee’s termination of employment. As of September 30, 2009, none of the Performance Options are vested or canceled.

As of September 30, 2009, $1.1 million of unrecognized stock-based compensation cost related to the Performance Options remains to be amortized. The remaining cost is expected to be recognized over an amortization period of approximately 10 months.

2007 Equity Incentive Plan

In October 2007, the Board of Directors of the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”), which was approved by stockholders in January 2008. Under the 2007 Plan, 3.5 million shares were authorized by the Board of Directors and approved by the stockholders. Upon the approval of the 2007 Plan, the Company ceased granting new awards under the 1999 Stock Plan (the “1999 Plan”), and the shares available for issuance under the 1999 Plan and subject to outstanding options under the 1999 Plan which are cancelled, expired or forfeited, or for which the underlying shares are repurchased, are now reserved for issuance under the 2007 Plan. As of September 30, 2009, an additional 0.9 million forfeited and cancelled 1999 Plan shares were added to the 2007 Plan. At September 30, 2009, the total shares authorized in the 2007 Plan was 4.4 million, with 2.9 million shares of common stock outstanding from prior awards and 1.5 million shares available for future awards.

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

2008 Acquisition Equity Incentive Plan

In April 2008, the Board of Directors of the Company adopted the 2008 Acquisition Equity Incentive Plan (the “2008 Acquisition Plan”). Under the 2008 Acquisition Plan, at September 30, 2009, 0.7 million shares had been authorized by the Board of Directors all of which are available for future awards.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors and approved by the stockholders in November 2001. In March 2006 and January 2008, the stockholders approved amendments to the Purchase Plan to increase the number of shares reserved. The executive officers of the Company do not participate in the Purchase Plan. At September 30, 2009, 1.8 million shares had been authorized by the Board of Directors and approved by the stockholders for purchase under the Purchase Plan. As of September 30, 2009, the Company has temporarily suspended its Purchase Plan Program as substantially all the shares authorized under the Purchase Plan were issued.

The Committee administers the Purchase Plan. The purpose of the Purchase Plan is to provide employees who participate in the Purchase Plan with an opportunity to purchase the Company’s common stock through payroll deductions. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the first day of the offering period or (b) the applicable purchase date within such offering period. A 12-month offering period for new participants commences every six months, generally on the first business day of June and December of each year. The offering period is divided into two six-month purchase periods. In the event that the fair market value of the Company’s common stock is lower on the first day of a subsequent six month purchase period within the 12-month offering period than it was on the first day of that 12-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 12-month offering period. Purchases are limited to up to $12,500 and to a maximum of 2,000 shares per purchase period. The number of shares subject to any award, the purchase price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to the Company’s capital structure. Directors and executive officers are not allowed to participate in the Purchase Plan.

Employees purchased 352,574 shares of the Company’s common stock through the Company’s Purchase Plan in fiscal year 2009. Purchases through the Purchase Plan in fiscal years 2008 and 2007 were 308,665 and 259,047, respectively.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement-Woodson Hobbs (the “CEO Plan”) and the Non-Plan Stock Option Agreement-Rich Arnold (the “CFO Plan”).

The following table summarizes total plan shares authorized and number of shares outstanding as of September 30, 2009:

	Number of Shares	Number of Shares
Stock-Based Compensation Plans	Authorized	Outstanding

1994 Plan	1,500,000	5,000
1996 Plan	800,000	57,761
1997 Plan	1,317,576	300,466
1998 Plan	780,000	260,724
1999 Plan	4,977,597	2,713,622
Director Plan	680,000	71,000
CEO Plan	1,000,000	900,000
CFO Plan	600,000	600,000

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

The Director Plan allowed for issuance of non-statutory stock options to non-employee directors upon the director’s election or appointment to the Board or upon the annual anniversary date of which each non-employee director became a director. All stock options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire ten years from the date of grant and are fully vested on the date of grant. Vested options generally may be exercised for six months after termination of the director’s service to the Company, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or disability. The terms of the Director Plan were incorporated into the 2007 Plan as of January 2008; provided, however grants to directors made on or after April 2008 generally vest monthly over three years, with 25% of the total shares immediately vesting on the date of grant. As a one-time exception, certain option grants to non-employee directors during fiscal 2009 were fully vested on the date of grant. The number of shares subject to any outstanding award and the exercise price under the Director Plan are subject to adjustments in the event of a change relating to the Company’s capital structure.

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

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each of the Company’s CEO and CFO were initially granted non-qualified stock options pursuant to stand-alone, non-plan option agreements that were not stockholder approved, under applicable NASDAQ rules, upon their employment with the Company. Subject to certain vesting acceleration provisions these initial stock option grants vest over a 48 month period, with 25% of the total shares vesting on the first anniversary of the date of grant and the remaining shares vesting 2.08% monthly over the remaining period of 36 months, conditioned upon their continued employment of the option holder with the Company. The term of the options was ten years from the date of grant unless sooner terminated. The CEO or CFO may elect to exercise their options with respect to unvested shares and enter into a Restricted Stock Purchase Agreement providing the Company with a repurchase right for the unvested shares. This repurchase right lapses at the same rate as the options would have otherwise vested. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustment in the event of a change relating to the Company’s capital structure.

The following table sets forth the option activity under the Company’s stock option plans for fiscal years 2009, 2008 and 2007 (in thousands, except per-share amounts):

	Options Activity
			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in Years)	Value (In thousands)

Balance as of September 30, 2006	7,385	$7.56	7.23	$34
Options granted	1,939	7.46
Options exercised	(1,285)	6.17
Options canceled	(3,132)	8.74

Balance as of September 30, 2007	4,907	7.13	8.10	19,505
Options granted	3,520	10.58
Options exercised	(558)	7.30
Options canceled	(465)	10.16

Balance as of September 30, 2008	7,404	8.57	8.13	7,315
Options granted	2,407	3.59
Options exercised	(16)	5.60
Options canceled	(1,974)	8.86

Balance as of September 30, 2009	7,821	$6.96	7.48	$745
Exercisable at September 30, 2009	3,275	$7.42	6.35	$69

On September 30, 2009, the number of shares available for grant under all stock option plans was approximately 2.1 million.

The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for fiscal years 2009, 2008 and 2007 are $2.01, $6.41 and $4.62, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for fiscal years 2009, 2008 and 2007 are $1.33, $3.67 and $2.75, respectively. The total intrinsic value of options exercised for fiscal years 2009, 2008 and 2007 is approximately $28,000, $3.2 million and $3.4 million, respectively.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, there was $7.5 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount does not include the estimated $1.1 million unrecognized compensation cost related to Performance Options discussed above. This amount is expected to be recognized over a weighted average period of 2.7 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these options will be different from the Company’s expectations.

The following table summarizes information about stock options outstanding as of September 30, 2009 (in thousands, except per-share and contractual life amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise	of	Exercise
Exercise Prices	Shares	(in Years)	Price	Shares	Price

$ 1.68 - $ 3.23	884	9.12	$2.87	155	$3.21
$ 3.36 - $ 4.20	926	9.16	3.78	41	3.78
$ 4.25 - $ 4.51	875	7.01	4.47	639	4.47
$ 4.58 - $ 5.04	285	7.49	4.89	141	4.83
$ 5.05 - $ 5.05	900	6.93	5.05	675	5.05
$ 5.06 - $ 8.46	1,069	6.43	7.66	723	7.53
$ 8.52 - $ 8.52	1,280	8.01	8.52	17	8.52
$ 8.68 - $10.72	841	7.51	10.17	394	9.87
$10.78 - $20.63	760	5.26	14.35	489	14.71
$21.13 - $21.13	1	0.50	21.13	1	21.13

$ 1.68 - $21.13	7,821	7.48	$6.96	3,275	$7.42

The fair value of the options granted in fiscal years 2009, 2008 and 2007 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model. Assumptions used for valuing options granted during fiscal years ended September 30, 2009, 2008 and 2007 are as follows:

	Employee Stock Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007

Expected life from grant date (in years)	4.0 - 10.0	3.3 - 10.0	3.6 - 10.0	0.5	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.4 - 3.4%	2.2 - 4.4%	4.5 - 5.0%	0.7%	1.9 -3.7%	4.5 - 5.1%
Volatility	0.6 - 0.8	0.5 - 0.7	0.5 - 0.7	0.9	0.4 - 0.6	0.4 - 0.7
Dividend yield	None	None	None	None	None	None

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock activity for fiscal years 2009, 2008 and 2007 is as follows (in thousands, except per-share amounts):

		Weighted Average
	Non-Vested Number of	Grant-Date Fair
	Shares	Value

Nonvested stock at September 30, 2006	451	$4.97
Granted	125	4.88
Vested	(5)	5.38
Forfeited	(273)	4.98

Nonvested stock at September 30, 2007	298	4.92
Granted	—	—
Vested	(109)	4.82
Forfeited	(7)	5.12

Nonvested stock at September 30, 2008	182	4.97
Granted	—	—
Vested	(100)	4.79
Forfeited	(4)	5.12

Nonvested stock at September 30, 2009	78	$4.78

As of September 30, 2009, $0.3 million of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.0 years.

Note 12.	Retirement Plans

Defined Contribution Plans.  The Company has a retirement plan (“401(k) Plan”), which qualifies under Section 401(k) of the Internal Revenue Code. This plan covers U.S. employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. In addition, the Company’s contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. The matching contributions vest over a four-year period, which starts with the participant’s employment start date with the Company. Effective January 1, 2000, the Company began matching employee contributions to the 401(k) plan at 100% up to the first 3% of salary contributed to the plan and 50% on the next 3% of salary contributed, up to a maximum company match of $3,000 per participant per year. The Company’s contributions to the 401(k) Plan for fiscal years 2009, 2008 and 2007 were $0.5 million, $0.3 million and $0.3 million, respectively.

The Company also has a defined contribution plan that covers the Taiwan employees who are not covered by the Taiwan defined benefit plan which is described below. The defined benefit plan is for employees who joined the Company prior to June 30, 2005 while the defined contribution plan is for those employees who joined the Company after that date. Employees may elect to contribute up to 6% of monthly wages to their pension account, and the Company contributes 6% of monthly wages as specified in a Table of Monthly Wages and Contribution Rates specified by the Taiwanese Bureau of Labor Insurance. The Company’s contributions to the Taiwan defined contribution plan for fiscal years 2009, 2008 and 2007 were $0.1 million, $0.1 million and $0.1 million, respectively.

Defined Benefit Plans.  The Company provides defined benefit plans in certain countries outside the United States. These plans conform to local regulations and practices of the countries in which the Company operates. The defined benefit plan for the Company’s employees in Taiwan forms the vast majority of the Company’s liability for defined pension plans. The liability and the payments associated with other defined benefit

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans are not significant. At September 30, 2009 and 2008, the Company had accrued $1.6 million and $1.8 million, respectively, for all such liabilities.

For the Company’s defined benefit plan for its employees in Taiwan, employees make no payments into the plan, but a benefit is paid to employee upon retirement based on age of the employee and years of service. The funded status of defined-benefit postretirement plans is recognized on the Company’s Consolidated Balance Sheets, and changes in the funded status are reflected in comprehensive income. The measurement date of the plan’s funded status is same as the Company’s fiscal year-end.

The Company’s pension plan weighted-average asset allocation as of September 30, 2009 and September 30, 2008 by asset category was as follows:

	September 30,
Asset Category:	2009	2008

Bank deposits	42.6%	33.8%
Government loan	0.9%	1.7%
Equity securities	9.3%	11.4%
Short-term loan	6.0%	9.2%
Government & company bonds	11.5%	11.5%
Overseas investment	16.0%	5.3%
Others	13.7%	27.1%

Total	100.0%	100.0%

Key metrics of the pension plan are (in thousands):

	September 30,
	2009	2008

Accumulated benefit obligation	$(1,549)	$(1,457)
Projected benefit obligation	$(2,239)	$(2,032)
Fair value of plan assets	$839	$737
Funded status	$(1,401)	$(1,295)
Net periodic benefit costs	$266	$250

The following assumptions were used in accounting for the Taiwan defined benefit pension plan: a discount rate of 2.25%, a rate of compensation increases of 3.00% and an expected long-term rate of return on plan assets of 2.00%. The expected long term rate of return on plan assets is based on a) the five year average return on plan assets of the Trust Department of Bank of Taiwan which is 1.76% and b) the average two-year deposit interest rate is around 1.50%.

As of September 30, 2009, the Company had an amount of $0.5 million recorded as accumulated other comprehensive income that will be amortized to net periodic benefit cost in future periods. In fiscal year 2010, the Company expects the amortization from accumulated other comprehensive loss to net period benefit cost to be approximately $11,000. The Company estimates that employer contributions to the defined benefit plans for fiscal year 2010 will be approximately $0.1 million.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Business Combinations

In fiscal years 2007 and 2009, the Company did not acquire any businesses.

2008 Acquisitions

BeInSync Ltd.

On April 30, 2008, the Company acquired 100% of the voting equity interest of BeInSync Ltd., a company incorporated under the laws of the State of Israel (“BeInSync”). BeInSync was a provider of an all-in-one solution that allows users to back-up, synchronize, share and access their data online. The Company believed the acquisition of BeInSync will further strengthen its leadership at the core of the PC industry by including new products in its portfolio and will enhance the Company’s ability to respond to consumer and business needs for secure and “always available” web access to their digital assets as well as automatic protection of PC programs and data. Under the terms of a Share Purchase Agreement entered into on March 26, 2008, the Company paid approximately $20.8 million, comprised of $17.3 million in cash consideration, $3.0 million in equity consideration and $0.5 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and purchased intangible assets acquired from BeInSync and as a result, the Company recorded goodwill of $11.6 million in connection with this transaction, which is deductible for tax purposes.

The following table reflects the allocation of total purchase price of $20.8 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$11,611
Purchased technology	6,026	5
Sandisk customer relationship	4,772	5
Trade name and other	207	5
Net liabilities assumed	(1,787)

Total purchase price	$20,829

As a result of the impairment analysis performed during the current fiscal year 2009, the Company recorded an impairment charge of approximately $11.6 million and $9.2 million with respect to goodwill and other intangible assets, respectively, acquired from BeInSync.

TouchStone Software Corporation

On July 1, 2008, the Company acquired TouchStone Software Corporation, a company incorporated under the laws of the State of Delaware (“TouchStone”). TouchStone was a global leader in online PC diagnostics and software update technology. The Company believed the acquisition of TouchStone will enable it to develop a strong online presence and infrastructure for web-based automated service delivery. Under the terms of an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Andover Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and TouchStone dated as of April 9, 2008, the Company paid approximately $19.1 million in connection with the acquisition, comprised of $18.7 million in cash consideration and $0.4 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and purchased intangible assets acquired from TouchStone and as a result, the Company recorded goodwill of $14.0 million in connection with this transaction, which is deductible for tax purposes.

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the allocation of total purchase price of $19.1 million to the net assets acquired based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$13,955
Purchased technology	3,444	5
Customer relationships	146	4
Trade name	90	5
Non compete agreement	57	2
Net assets acquired	1,408

Total purchase price	$19,100

As a result of the impairment analysis performed during the current fiscal year 2009, the Company recorded an impairment charge of approximately $9.2 million and $1.4 million with respect to goodwill and other intangible assets, respectively, acquired from TouchStone.

General Software, Inc.

On August 31, 2008, the Company acquired General Software, Inc, a company incorporated under the laws of the State of Washington (“General Software”). General Software was a leading provider of embedded firmware that is used in millions of devices around the world. The Company believed the acquisition of General Software will further strengthen its position as the global market and innovation leader in system firmware for today’s computing environments, and will extend the reach of the Company’s products to devices that use embedded processors. Under the terms of a Stock Purchase Agreement (the “Purchase Agreement”) entered into on July 23, 2008, the Company paid approximately $20.1 million in connection with the acquisition, comprised of $11.7 million in cash consideration, $7.9 million in equity consideration and $0.5 million of direct transaction costs. The purchase price exceeded the fair value of net tangible and purchased intangible assets acquired from General Software and as a result, the Company recorded goodwill of $15.1 million in connection with this transaction, which is deductible for tax purposes.

The following table reflects the allocation of total purchase price of $20.1 million to the assets acquired and liabilities assumed based on their fair values as of the date of acquisition (in thousands, except asset life):

		Estimated
	Purchase Price	Useful Economic
	Allocation	Life (Years)

Goodwill	$15,075
Purchased technology	3,514	5
Customer relationships	1,431	5
Trade names	115	4
Non compete agreements	224	3
Net liabilities assumed	(350)

Total purchase price	$20,009

In addition to the amount included in the table above, the Company allocated approximately $63,000 to in-process research and development which was expensed as research and development expense in the Consolidated Statement of Operations upon closing of the acquisition. Further, during fiscal 2009, the Company made an additional payment of $0.4 million to the former stockholders of General Software on the first year anniversary of

PHOENIX TECHNOLOGIES LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquisition. The payment was contingent upon certain conditions, including the Company’s common stock price one year after the closing of the acquisition relative to the stock price set forth in the Purchase Agreement and is recorded as a reduction to the additional paid-in capital.

As a result of the impairment analysis performed during the current fiscal year 2009, the Company recorded an impairment charge of approximately $12.1 million and $1.3 million with respect to goodwill and other intangible assets, respectively, acquired from General Software.

Note 14.	Subsequent Events

In October 2009, in response to management’s proposal to the Taiwan taxing authority for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006, the Company received final tax assessments from the Taiwan taxing authority in respect of each of these years that are in accordance with the proposal submitted by the Company. The assessments call for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the quarter ending December 31, 2009, the Company intends to make cash payments to the Taiwan taxing authority totaling $2.1 million. In accordance with its policies regarding the accounting for uncertain tax positions, the Company had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. As a result of the final assessment of $4.0 million, and the intended payment described above, the Company now expects to record a net reduction of tax expense relating to these years of approximately $5.2 million in fiscal quarter ending December 31, 2009.

On October 23, 2009, a restructuring plan was approved to close the Company’s facility in Nanjing, China in order to consolidate development activities in the Company’s other locations. The Company expects to record a restructuring charge in the aggregate amount of approximately $0.5 million in the first quarter of fiscal year 2010. The actions under this restructuring will involve terminating or relocating approximately 35 employees and vacating the Nanjing facility.

SCHEDULE II

PHOENIX TECHNOLOGIES LTD.
VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE THREE FISCAL YEARS ENDED SEPTEMBER 30

	Balance at
	Beginning of			Balance at
Fiscal Years Ended	Year	Provisions	Deductions(1)	End of Year
	(In thousands)

ALLOWANCES FOR ACCOUNTS RECEIVABLE
September 30, 2009	$26	40	(44)	$22
September 30, 2008	$84	42	(100)	$26
September 30, 2007	$463	165	(544)	$84

(1)	Deductions primarily represent the write-off of uncollectible accounts receivable and the reduction of allowances.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Certificate of correction of Amended and Restated Certificate of Incorporation of Phoenix (incorporated herein by reference to Exhibit 4.3 to Phoenix’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3, filed with the SEC on June 25, 2009).
3.2		By-laws of Phoenix as amended through September 17, 2008 (incorporated herein by reference to Exhibit 3.1 to Phoenix’s Current Report on Form 8-K filed with the SEC on September 22, 2008).
4.1		Amended and Restated Preferred Share Purchase Rights Plan dated as of October 21, 2009 (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Form 8-A filed with the SEC on October 21, 2009).
10	.1*	1994 Equity Incentive Plan, as amended through February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to Phoenix’s Report on Form 10-K for fiscal year ended September 30, 1995).
10	.2*	1996 Equity Incentive Plan, as amended through December 12, 1996 (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on January 27, 1997, Registration Statement No. 333-20447).
10	.3*	1997 Nonstatutory Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Phoenix’s Registration Statement on Form S-8 filed on October 2, 1997, Registration Statement No. 333-37063).
10	.4*	1998 Stock Plan (incorporated herein by reference to Exhibit 99.1 to Phoenix’s Registration Statement on Form S-8 filed on June 5, 1998, Registration Statement No. 333-56103).
10	.5*	1999 Director Option Plan (incorporated herein by reference to Exhibit 4.2 to Phoenix’s Registration Statement on Form S-8 filed on December 5, 2001, Registration Statement No. 333-74532).
10	.5.1*	Form of Stock Option Agreement for 1999 Director Option Plan (incorporated herein by reference to Exhibit 10.6.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6*	1999 Stock Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Report on Form 10-Q for the quarter ended March 31, 2002).
10	.6.1*	Form of Stock Option Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.7.1 to Phoenix’s Report on Form 10-K for the year ended September 30, 2005).
10	.6.2*	Form of Option Agreement for performance-based stock options for Woodson Hobbs, Richard Arnold, Gaurav Banga and David Gibbs (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.6.3*	Form of Restricted Stock Purchase Agreement for 1999 Stock Plan (incorporated herein by reference to Exhibit 10.6.2 to Phoenix’s Report on Form 10-K for the year ended September 30, 2006).
10	.7*	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.7.1*	Form of Stock Option Agreement for 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.8*	2008 Acquisition Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10	.9*	2001 Employee Stock Purchase Plan, as amended and restated as of September 19, 2007 and generally effective as of December 1, 2007 (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007).
10	.10*	Director Compensation Plan effective as of April 1, 2008 and as updated in January 2009 (incorporated herein by reference to Exhibit 10.1 to each of Phoenix’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2008 and March 31, 2009).
10	.11*	Severance and Change of Control Agreement originally dated January 11, 2006, as amended and restated effective July 25, 2006, and further amended and restated effective November 16, 2009, between Phoenix and David L. Gibbs (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Current Report on Form 8-K dated November 18, 2009)
10	.12*	Offer Letter dated September 6, 2006 between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.13*	Stock Option Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.2 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).

Exhibit
Number		Description

10	.14*	Restricted Stock Purchase Agreement between Phoenix and Woodson Hobbs dated September 6, 2006 (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Current Report on Form 8-K dated September 6, 2006).
10	.15*	Severance and Change of Control Agreement originally dated September 6, 2006, as amended and restated effective November 16, 2009, between Phoenix and Woodson Hobbs (incorporated herein by reference to Exhibit 10.3 to Phoenix’s Current Report on Form 8-K dated November 18, 2009).
10	.16*	Severance and Change of Control Agreement originally dated September 26, 2009, as amended and restated effective November 16, 2009, between Phoenix and Richard Arnold (incorporated herein by reference to Exhibit 10.4 to Phoenix’s Current Report on Form 8-K dated November 18, 2009).
10	.17*	Severance and Change of Control Agreement originally dated October 9, 2009, as amended and restated effective November 16, 2009, between Phoenix and Gaurav Banga (incorporated herein by reference to Exhibit 10.6 to Phoenix’s Current Report on Form 8-K dated November 18, 2009).
10	.18*	Severance and Change of Control Agreement originally dated April 27, 2007 between Phoenix and Timothy Chu (incorporated herein by reference to Exhibit 10.21 to Phoenix’s Annual Report on Form 10-K for the year ended September 30, 2006).
10	.19*	Severance and Change of Control Agreement dated November 16, 2009 between Phoenix and David Deasy (incorporated herein by reference to Exhibit 10.7 to Phoenix’s Current Report on Form 8-K dated November 18, 2009).
10	.20*	Stock Option Agreement between Phoenix and Richard Arnold dated September 26, 2006 (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated November 1, 2006).
10.21		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.5 to Phoenix’s Report on Form 8-K dated September 6, 2006).
10.22		Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to Phoenix’s Current Report on Form 8-K dated June 29, 2009).
10	.23**	Amendment to Technology License and Services Agreement dated as of October 1, 2009 by and between Phoenix and Quanta Computer Inc.
10	.24**	Amendment to Technology License and Services Agreement dated as of March 15, 2009 by and between Phoenix and Lenovo (Singapore) Pte. Ltd.
10	.25**	Amendment to Technology License and Services Agreement dated as of October 1, 2008 by and between Phoenix and Wistron Corporation.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (see signature page).
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Confidential Treatment has been requested with respect to certain portions of this exhibit and the omitted portions have been filed separately with the Securities and Exchange Commission.