Form 10-Q
period 2009-12-31
PHOENIX TECHNOLOGIES LTD
filed 2010-02-09
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
     As of February 8, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 35,029,431.

PHOENIX TECHNOLOGIES LTD.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include, but are not limited to, statements concerning: cash flow and future liquidity and financing requirements; research and development and other operating expenses; cost management and restructuring; expectations of sales volumes to customers and future revenue growth; new business and technology partnerships; exploration of strategic alternatives and options for certain of our products and services; plans to improve and enhance existing products; plans to continue to develop and market our new products; recruiting efforts; our relationships with key industry leaders; trends we anticipate in the industries and economies in which we operate; the outcome of pending disputes and litigation; our tax and other reserves; and other information that is not historical information. Words such as “could,” “expects,” “may,” “anticipates,” “believes,” “projects,” “estimates,” “intends,” “plans” and other similar expressions are intended to indicate forward-looking statements. All forward-looking statements included in this report reflect our current expectations and various assumptions and are based upon information available to us as of the date of this report. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
     Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: demand for our products and services in adverse economic conditions; our dependence on key customers; our ability to enhance existing products and develop and market new products and technologies successfully; the impact of any strategic alternatives we may pursue on our business and customer relationships; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to generate additional capital in the future on terms acceptable to us; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our core system software for Netbooks; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; timing of payment by our customers; risks associated with any acquisition or disposition strategy that we might employ; costs and results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; our ability to convert free users to paid customers and retain customers for our subscription services; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; fluctuations in our operating results and our ability to manage expenses consistent with our revenues; the effects of any software viruses or other breaches of our network security; unauthorized access to confidential customer information; failure to timely upgrade our information technology system; defects or errors in our products and services; consolidation in the industry in which we operate; end user customers’ high-speed access to the internet and continued maintenance and development of the internet infrastructure; risk associated with use of open source software; our dependence on third party service providers; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; anti-takeover provisions in our charter documents; changes in our effective tax rates; and the validity of our tax positions. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

     For a more detailed discussion of these and other risks associated with our business, see “Item 1A – Risk Factors” in Part II of this Form 10-Q and “Item 1A – Risk Factors” in our most recent annual report on Form 10-K for fiscal year ended September 30, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31,	September 30,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$27,869	$35,062
Accounts receivable, net of allowances	4,450	6,505
Other assets — current	1,457	2,196

Total current assets	33,776	43,763

Property and equipment, net	4,694	4,881
Purchased technology and Intangible assets, net	7,175	7,608
Goodwill	22,205	22,205
Other assets — noncurrent	1,094	3,082

Total assets	$68,944	$81,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,052	$1,440
Accrued compensation and related liabilities	2,810	3,433
Deferred revenue — current	15,695	20,770
Income taxes payable — current	970	4,136
Accrued restructuring charges — current	227	146
Other liabilities — current	2,504	2,989

Total current liabilities	24,258	32,914

Accrued restructuring charges — noncurrent	77	85
Deferred revenue — noncurrent	1,634	898
Income taxes payable — noncurrent	8,861	16,348
Other liabilities — noncurrent	3,047	2,738

Total liabilities	37,877	52,983

Stockholders’ equity:
Preferred stock	—	—
Common stock	36	36
Additional paid-in capital	259,722	257,975
Accumulated deficit	(135,996)	(137,058)
Accumulated other comprehensive loss	(621)	(344)
Less: Cost of treasury stock	(92,074)	(92,053)

Total stockholders’ equity	31,067	28,556

Total liabilities and stockholders’ equity	$68,944	$81,539

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31,
	2009	2008
Revenues:
License fees	$12,888	$14,484
Subscription fees	757	448
Service fees	1,944	2,434

Total revenues	15,589	17,366

Cost of revenues:
License fees	120	88
Subscription fees	359	306
Service fees	1,590	2,038
Amortization of purchased intangible assets	434	1,143

Total cost of revenues	2,503	3,575

Gross margin	13,086	13,791

Operating expenses:
Research and development	8,623	10,867
Sales and marketing	4,918	5,409
General and administrative	4,697	5,636
Restructuring and asset impairment	482	93

Total operating expenses	18,720	22,005

Operating loss	(5,634)	(8,214)

Interest and other income, net	149	270

Loss before income taxes	(5,485)	(7,944)

Income tax (benefit) expense	(6,547)	1,399

Net income (loss)	$1,062	$(9,343)

Earnings (loss) per share:
Basic	$0.03	$(0.33)
Diluted	$0.03	$(0.33)

Shares used in earnings (loss) per share calculation:
Basic	35,019	28,371
Diluted	35,019	28,371
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,062	$(9,343)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	1,009	1,618
Stock-based compensation	1,747	3,131
Loss from disposal/impairment of fixed assets	51	—

Change in operating assets and liabilities:
Accounts receivable	2,019	1,350
Prepaid royalties and maintenance	30	(142)
Other assets	2,649	(642)
Accounts payable	601	569
Accrued compensation and related liabilities	(634)	(2,527)
Deferred revenue	(4,415)	45
Income taxes	(10,840)	599
Accrued restructuring charges	72	(256)
Other accrued liabilities	(253)	(440)

Net cash used in operating activities	(6,902)	(6,038)

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(235)	(1,304)
Acquisition of businesses, net of cash acquired	—	(204)

Net cash used in investing activities	(235)	(1,508)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	—	804
Repurchase of common stock	(21)	(35)
Principal payments under capital lease obligations	(135)	(2)

Net cash provided by (used in) financing activities	(156)	767

Effect of changes in exchange rates	100	277

Net decrease in cash and cash equivalents	(7,193)	(6,502)
Cash and cash equivalents at beginning of period	35,062	37,721

Cash and cash equivalents at end of period	$27,869	$31,219

See notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from the audited financial statements but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2009. Further, in connection with preparation of the Condensed Consolidated Financial Statements for the three months ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through February 9, 2010, the date of financial statement issuance.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim period presented and financial condition of the Company as of December 31, 2009. The results of operations for the interim period are not necessarily indicative of results to be expected for the full fiscal year.
     Reclassifications. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. These reclassifications had no impact on the Company’s total assets, total liabilities or operating and net income or loss for any periods presented.
     Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.
     On an on-going basis, the Company evaluates its accounting estimates, including but not limited to: a) allowance for uncollectible accounts receivable; b) accruals for consumption-based license revenues; c) accruals for employee benefits; d) income taxes and realizability of deferred tax assets and the associated valuation allowances; and e) useful lives and/or realizability of carrying values for property and equipment, computer software costs, goodwill and intangibles, and prepaid royalties. Actual results could differ materially from those estimates.
     Revenue Recognition. The Company license software under non-cancelable license agreements and provide services including non-recurring engineering, maintenance (consisting of product support services and rights to unspecified updates on a “when-and-if available” basis) and training.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Volume Purchase Arrangements (“VPA”)
     With respect to volume purchase agreements (“VPAs”) with original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), the Company recognizes license revenues for units consumed through the last day of the current accounting period, to the extent the customer has been invoiced for such consumption prior to the end of the current period and provided all other revenue recognition criteria have been met. If the customer agreement provides that the right to consume units lapses at the end of the term of the VPA, the Company recognizes revenues ratably over the term of the VPA if such ratable amount is higher than actual consumption as of the end of the current accounting period. Amounts that have been invoiced under VPAs and relate to consumption beyond the current accounting period are recorded as deferred revenues.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Amortization of Acquired Intangible Assets. Purchased intangible assets consist primarily of purchased technology, customer relationships, non-compete agreements and trade names and others. These acquired intangible assets were accounted for in accordance with the authoritative accounting pronouncements at the time of respective acquisitions dates. The Company amortizes intangible assets other than goodwill over their useful lives unless their lives are determined to be indefinite. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.
     The Company assesses the carrying value of long-lived assets at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the consolidated results of operations.
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
     During the second quarter of fiscal year 2009, based on a combination of factors, management concluded that there were sufficient indicators to require the Company to perform an interim impairment analysis with respect to goodwill and other long-lived assets. The Company performed this analysis with the assistance of a valuation specialist and based estimates of fair value on a combination of the income approach, which estimates the fair value of the Company’s reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of the Company’s reporting units based on comparable market prices. As a result of the analysis, during fiscal year 2009, the Company recorded an aggregate impairment charge of $11.9 million with respect to its purchased intangible assets. The Company did not record any impairment charges during the three months ended December 31, 2009 or the corresponding period of fiscal year 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of December 31, 2009 and September 30, 2009 (in thousands):

	As of December 31, 2009
			Accumulated
	Gross Carrying	Accumulated	Impairment/
	Amount	Amortization	Write-off	Net Carrying Amount
Purchased technologies	$16,484	$(3,354)	$(6,302)	$6,828
Customer relationships	6,349	(994)	(5,231)	124
Non compete agreements	279	(82)	(145)	52
Trade names and others	512	(125)	(216)	171

	$23,624	$(4,555)	$(11,894)	$7,175

	As of September 30, 2009
			Accumulated
	Gross Carrying	Accumulated	Impairment/	Net Carrying
	Amount	Amortization	Write-off	Amount
Purchased technologies	$16,555	$(3,026)	$(6,302)	$7,227
Customer relationships	6,349	(985)	(5,231)	133
Non compete agreements	279	(74)	(145)	60
Trade names and others	512	(108)	(216)	188

	$23,695	$(4,193)	$(11,894)	$7,608

     The remaining intangible assets as of December 31, 2009 have weighted-average useful lives of 4.3 years for purchased technology, 3.5 years for customer relationships, 1.7 years for non-compete agreements and 2.4 years for trade names and others. Amortization of purchased intangible assets was $0.4 million and $1.1 million for the three month periods ended December 31, 2009 and 2008, respectively.
     The following table summarizes the expected annual amortization expense of the remaining intangibles assets at December 31, 2009 (in thousands):

Expected
Amortization
Expense
Fiscal year ending September 30,
2010	$1,301
2011	1,731
2012	1,671
2013	1,472
2014	500
Thereafter	500

Total	$7,175

     Goodwill. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company tests goodwill for impairment on an annual basis or more frequently, if impairment indicators arise, and write down the value when considered impaired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The goodwill impairment is performed at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed as of September 30 using a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. Then, if the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis in fiscal year 2009 as described above, the Company performed an interim impairment test for goodwill during the quarter ended March 31, 2009. Similar to the process followed for the impairment analysis of the intangible assets, the Company performed this analysis with the assistance of a valuation specialist and based estimates of fair value on a combination of the income approach and the market approach. Based on its interim analysis, during fiscal year 2009, the Company recorded an aggregate goodwill impairment charge of $32.9 million. No further goodwill impairment charges were required as a result of the annual impairment test performed as of September 30, 2009. Further, there was no goodwill impairment recorded by the Company during the three months ended December 31, 2009 or the corresponding period of fiscal year 2009.
     Income Taxes. The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. The Company records a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.
     The Company applies the provisions of Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, to its uncertain income tax positions. ASC 740 provides recognition criteria and a related measurement model for tax positions taken by companies and prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. In accordance with ASC 740, the Company determines whether the benefits of tax positions are more likely than not (likelihood of greater than 50%) of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company use a probability weighted approach and recognize the largest amount of the benefit that is more than 50% likely of being sustained in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements.
     Stock-Based Compensation. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares which contain a service condition. In addition, the Company uses the Monte-Carlo simulation option-pricing model to determine the fair value of stock option grants that contain a market condition. The Monte-Carlo simulation option-pricing model takes into account the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The models require inputs such as expected term, expected volatility, expected dividend yield and the risk-free interest rate. Further, the forfeiture rate of options also affects the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected term,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues. The Company has divided option recipients into three groups (outside directors, officers and non-officer employees) and determined the expected term and anticipated forfeiture rate for each group based on the historical activity of that group. The expected term is then used in determining the applicable volatility and risk-free interest rate.
     The compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The compensation costs recognized for awards, other than those attached with the market-based conditions, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on estimated fair value on the grant-date and amortized on a straight-line basis over the options’ vesting period. There was no capitalized stock-based employee compensation cost as of December 31, 2009.
     The Company has elected to use the alternative transition provisions as described in the original accounting standard for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized. There has been no recognized tax benefit relating to stock-based employee compensation as of December 31, 2009.
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2009 and 2008 (in thousands):

	Three months ended December 31,
	2009	2008
Costs and expenses
Cost of revenues	$78	$185
Research and development	459	895
Sales and marketing	189	458
General and administrative	1,021	1,593

Total stock-based compensation expense	$1,747	$3,131

     The fair value of the options granted in the three month periods ended December 31, 2009 and 2008 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three months ended December 31,		Three months ended December 31,
	2009	2008	2009	2008
Expected life from grant date (in years)	5.0 - 6.0	4.0 - 10.0	—	0.5 - 1.0
Risk-free interest rate	0.3 - 5.0%	1.9 - 3.4%	—	0.7 - 0.9%
Volatility	0.8	0.6 - 0.7	—	1.0 - 1.3
Dividend yield	None	None	—	None
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expense in future periods may differ significantly from the expense recorded in previous reporting periods.
     Computation of Earnings (Loss) per Share. Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 8 — Earnings (Loss) per Share for more information.
     New Accounting Pronouncements. In the first quarter of fiscal year 2010, the Company adopted new standards that specified the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specified additional disclosures related to these fair value measurements. The adoption of these new standards did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
     In the first quarter of fiscal year 2010, the Company adopted revised standards for business combinations. The new guidance retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. The new guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition it requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. In addition, under the new guidance, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact the income tax provision. These new standards are applicable to business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The adoption of this new guidance had no impact on the Company’s Condensed Consolidated Financial Statements since the Company did not enter into any such business combinations transactions during the current reporting period.
     In the first quarter of fiscal year 2010, the Company adopted the new standard to assist in the assessment of the useful life of intangible assets subject to renewal or extension provisions. This standard requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. This standard is required to be applied prospectively to all intangible assets acquired. The adoption of the new standard had no impact on the Company’s Condensed Consolidated Financial Statements for the current reporting period since the Company did not acquire any new intangible assets during the current reporting period.
     In the first quarter of fiscal year 2010, the Company adopted the new standard that clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
identical liability is not available. Application of this new authoritative guidance had no impact on the Company’s Condensed Consolidated Financial Statements for the current reporting period.
Note 2. Fair Values
     The Company performs fair value measurements in accordance with the guidance provided by fair value standards. The fair value standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
     The guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three levels:
•	Level 1: the use of quoted prices for identical instruments in active markets;

•	Level 2: the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3: the use of one or more significant inputs that was unobservable and supported by little or no market activity and that reflect the use of significant management judgment. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, and significant management judgment or estimation.
     All of the Company’s financial instruments, which represent investments in money market funds and classified as cash equivalents in the Condensed Consolidated Balance Sheet, are carried at fair value.
     The following table summarized the carrying amounts and fair values of assets subject to fair value measurements at December 31, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$19,008	$19,008	$—	$—

Total	$19,008	$19,008	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of December 31, 2009, the Company did not have any Level 2 or Level 3 financial assets or liabilities.
Note 3. Comprehensive Income (Loss)
     The following are the components of comprehensive loss (in thousands):

	Three months ended December 31,
	2009	2008
Net income (loss)	$1,062	$(9,343)
Other comprehensive income (loss)
Net change in defined benefit obligation	(3)	(3)
Net change in cumulative translation adjustment	(274)	422

Comprehensive income (loss)	$785	$(8,924)

Note 4. Restructuring and Asset Impairment Charges
     Restructuring and related asset impairment charges are presented as a separate line item in the Condensed Consolidated Statement of Operations. The following table summarizes the activity related to the asset/liability for restructuring and related asset impairment charges through December 31, 2009 (in thousands):

	Facilities and Other	Severance	Facilities and Other	Severance	Facilities and Other
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2007 Plans	Fiscal Year 2009 Plans	Fiscal Year 2009 Plans	Fiscal Year 2010 Plan	Fiscal Year 2010 Plan	Total
Balance of accrual/(other assets) at September 30, 2008	$50	—	—	—	—	$565
Cash payments	(93)	—	—	—	—	(343)
True up adjustments	49	—	—	—	—	93

Balance of accrual/(other assets) at December 31, 2008	6	—	—	—	—	315
Provision in fiscal year 2009 plans	—	$1,036	—	—	—	1,036
Cash payments	(12)	(718)	—	—	—	(963)
Non-cash settlements	—	—	—	—	—	—
True up adjustments	13	—	—	—	—	13

Balance of accrual/(other assets) at March 31, 2009	7	318	—	—	—	401
Provision in fiscal year 2009 plans	—	—	$157	—	—	157
Cash payments	(11)	(461)	(81)	—	—	(607)
Non-cash settlements	—	—	(76)	—	—	(76)
True up adjustments	4	199	—	—	—	203

Balance of accrual/(other assets) at June 30, 2009	—	56	—	—	—	78
Provision in fiscal year 2009 plans	—	160	101	—	—	261
Cash payments	(35)	(138)	—	—	—	(137)
Non-cash settlements	—	—	(101)	—	—	(101)
True up adjustments	213	(78)	6	—	—	83

Balance of accrual/(other assets) at September 30, 2009	178	—	6	—	—	184
Provision in fiscal year 2010 plan	—	—	—	$383	$65	448
Cash payments	(14)	—	—	(326)	(21)	(361)
Non-cash settlements	—	—	—	—	(44)	(44)
True up adjustments	33	—	—	—	—	33

Balance of accrual/(other assets) at December 31, 2009	$197	$—	$6	$57	$—	$260

     Fiscal Year 2010 Restructuring Plan
     In October 2009, a restructuring plan was approved to close the Company’s facility in Nanjing, China in order to consolidate development activities in the Company’s other locations. The actions under this restructuring activity involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. The Company recorded a restructuring charge of $0.4 million for this plan in the current quarter ended December 31, 2009, which is comprised of employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with the closure

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the Nanjing facility, are included in the Company’s results of operations. The total estimated unpaid portion of the cost of this restructuring is approximately $57,000 as of December 31, 2009.
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
     In April 2009, a restructuring plan was approved for the purpose of consolidating development activities carried out in the Company’s two locations in India at Bangalore and Hyderabad. In order to consolidate development activities solely at the Company’s Bangalore, India location, management approved the closure of the Company’s facility in Hyderabad, India. The actions under this restructuring plan involved relocating approximately 33 employees at the Hyderabad location to the Bangalore site, terminating employees that did not relocate, and vacating the Hyderabad facility.
     In the second quarter of fiscal year 2009, management approved two restructuring plans. In February 2009, a restructuring plan was approved to reduce future operating expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. In March 2009, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating employee positions and closing the Company’s facility in Tel Aviv, Israel. As a result of these restructuring activities, the Company reduced its global workforce by 96 employees, although these reductions were partially offset by other workforce additions during the year.
     During the year ended September 30, 2009, the Company recorded an aggregate charge of approximately $1.6 million with respect to fiscal year 2009 restructuring plans, related to employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with fiscal year 2009 restructuring plan, are included in the Company’s results of operations. The payments related to these restructuring programs were substantially completed prior to the end of fiscal year 2009.
     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the Company’s office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs are included in the Company’s results of operations. In addition, restructuring charges aggregating to $0.2 million were recorded in the second and fourth quarters of fiscal year 2009 due to changes in operating expenses and estimates of sublease income associated with this restructuring program. In the quarter of ended December 31, 2009, restructuring charges of approximately $34,000 were recorded due to changes in operating expenses and estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of December 31, 2009.
     In the first quarter of fiscal year 2007, a restructuring plan was approved that was designed to reduce operating expenses by eliminating 58 employee positions and closing or consolidating offices in Beijing, China; Taipei, Taiwan; Tokyo, Japan; and Milpitas, California. The Company recorded a restructuring charge of approximately $1.9 million in the first quarter of fiscal year 2007 related to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reduction in staff. In addition, restructuring charges of $0.9 million and $0.3 million were recorded in the second and fourth quarter, respectively, of fiscal year 2007 in connection with office consolidations. In fiscal year 2009, the Company recorded approximately $40,000 related to a true-up adjustment due to changes in operating expenses and estimates of sublease income associated with this restructure program. These restructuring costs are included in the Company’s results of operations.
     As of December 31, 2009, the first quarter 2007 restructuring plan has an asset balance of approximately $44,000 which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance relate solely to the restructuring activity which was recorded in the fourth quarter of fiscal 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.
Note 5. Property and Equipment, Net
     Property and equipment consisted of the following (in thousands, except estimated useful life):

	Estimated useful	December 31,	September 30,
	life (years)	2009	2009
Computer hardware and software	3	$8,027	$8,131
Telephone system	5	327	389
Furniture and fixtures	5	1,965	1,933
Construction in progress		16	—
Leasehold improvements		1,949	2,299

Subtotal		12,284	12,752
Less: accumulated depreciation		(7,590)	(7,871)

Property and equipment, net		$4,694	$4,881

     The Company has entered into equipment financing lease arrangements, which allows the Company to acquire up to a total of $1.4 million in equipment. As of December 31, 2009, the Company has fully utilized these equipment financing lease arrangements.
     As of December 31, 2009, the current portion of the present value of the net minimum lease payments is $0.6 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following is a schedule by years of future minimum lease payments for assets acquired under capital leases together with the present value of the net minimum lease payments as of December 31, 2009 (in thousands):

Fiscal years ending September 30,
2010	$486
2011	504
2012	107

Total minimum capital lease payments	1,097
Less: amount representing interest	(74)

Present value of net minimum capital lease payments	$1,023

     Depreciation expense related to property and equipment, including equipment under capital lease and amortization of leasehold improvements, totaled $0.6 million and $0.5 million for the three month periods ended December 31, 2009 and 2008, respectively.
Note 6. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	December 31,	September 30,
	2009	2009
Other assets — current:
Prepaid taxes	$67	$67
Prepaid other	952	1,630
Other assets	438	499

Total other assets — current	$1,457	$2,196

     The following table provides details of other assets — noncurrent (in thousands):

	December 31,	September 30,
	2009	2009
Other assets — noncurrent:
Deposits and other prepaid expenses	$871	$991
Long-term prepaid taxes	—	1,879
Deferred tax	223	212

Total other assets — noncurrent	$1,094	$3,082

     Long-term prepaid taxes as of September 30, 2009 represented amounts paid as advance to the Taiwan National Tax Authority (the “TNTA”) pending final tax assessments under Taiwanese transfer pricing guidelines for the periods beginning from fiscal year 2000. During the quarter ended December 31, 2009, the Company received final tax assessments from the TNTA for fiscal years 2000 through 2006, which called for total tax and interest payments of approximately $4.0 million. During the current quarter ended December 31, 2009, the Company made cash payments to the TNTA totaling $2.1 million and adjusted the aforementioned prepaid taxes by decreasing the remaining amount due to be paid under the final tax assessments. See Note 11 — Income Taxes for more information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides details of other liabilities — current (in thousands):

	December 31,	September 30,
	2009	2009
Other liabilities — current:
Accounting and legal fees	$480	$519
Obligations under capital lease	592	501
Other accrued expenses	1,432	1,969

Total other liabilities — current	$2,504	$2,989

     The following table provides details of other liabilities — noncurrent (in thousands):

	December 31,	September 30,
	2009	2009
Other liabilities — noncurrent:
Deferred rent	$680	$702
Retirement reserve	1,878	1,527
Obligations under capital lease	431	452
Other liabilities	58	57

Total other liabilities — noncurrent	$3,047	$2,738

Note 7. Segment Reporting and Significant Customers
     The Company has defined one reportable segment, described below, based on factors such as how the Company’s operations are managed and how the chief operating decision maker views results. The reportable segment is established based on various factors including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, service and subscription revenues, for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not assess the performance of the Company’s products, services and geographic regions on other measures of income or expense, such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with the applicable authoritative guidance on Segment Reporting is included on the Condensed Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues from external customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian countries and Europe as follows (in thousands):

	Amount
	2009	2008
Three months ended December 31:
North America	$3,140	$3,706
Japan	2,478	3,847
Taiwan	7,773	8,175
Other Asian countries	1,676	1,104
Europe	522	534

Total revenues	$15,589	$17,366

     The portion of North America revenues from external customers attributed to the United States were $3.1 million and $3.6 million for the three month periods ended December 31, 2009 and 2008, respectively.
     For the three months ended December 31, 2009, two customers accounted for 17% and 11% of consolidated revenues. For the three months ended December 31, 2008, two customers accounted for 17% and 12% of consolidated revenues. No other customers accounted for more than 10% of consolidated revenues during these periods.
Note 8. Earnings (Loss) per Share
     The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended December 31,
	2009	2008
Net income (loss)	$1,062	$(9,343)

Weighted average common shares outstanding:
Basic	35,019	28,371
Diluted	35,019	28,371

Earnings (loss) per share:
Basic	$0.03	$(0.33)
Diluted	$0.03	$(0.33)
     Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. For periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net earnings (loss) per share were approximately 8.0 million and 7.5 million for the three month periods ended December 31, 2009 and 2008, respectively.
Note 9. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock or non-vested stock) granted under various plans and the majority of such plans have been approved by our stockholders. In compliance with NASDAQ corporate governance rules, certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by our stockholders. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Options to non-employee directors granted prior to April 1, 2008 and certain options granted during fiscal year 2009 were fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of December 31, 2009, the Company has temporarily suspended its Purchase Plan program as substantially all the shares approved under the Purchase Plan are issued. Under the Company’s stock plans, as of December 31, 2009, restricted share awards and option grants for 8.7 million shares of common stock were outstanding from prior awards and 1.2 million shares of common stock were available for future awards. The outstanding awards and grants as of December 31, 2009 had a weighted average remaining contractual life of 7.54 years and an aggregate intrinsic value of $0.2 million. As of December 31, 2009, there were outstanding options exercisable for 3.5 million shares of common stock having a weighted average remaining contractual life of 6.4 years and an aggregate intrinsic value of approximately $15,000.
     In November 2009, the Compensation Committee of the Board approved an aggregate options grant of 400,000 shares of the Company’s common stock to two of the Company’s executive officers. Under the terms of the these option grants, the closing price of the Company’s stock on the NASDAQ Global Market must equal or exceed one or more stock price thresholds ($5.00 and $7.00) for at least forty-five (45) consecutive trading days in order for 50% of the shares underlying the option for each price threshold to vest. These stock option grants along with the stock option grants for an aggregate of 1,250,000 shares previously approved by the stockholders on January 2, 2008, are collectively referred to as Performance Options and vest upon the achievement of market performance goals rather than on a time-based vesting schedule. The Performance Options have a ten-year term, subject to their earlier termination upon certain events including the optionee’s termination of employment.
     As of December 31, 2009, there was $8.5 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.6 years. To the extent the forfeiture rate is different from what the Company anticipates, stock-based compensation related to these options will be different from the Company’s expectations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Life	Aggregate Intrinsic
	Number of Shares	(per share)	(in years)	Value (in thousands)
Outstanding at September 30, 2009	7,820,610	$6.96
Options granted	1,219,900	2.80
Options canceled	(380,151)	7.98

Outstanding at December 31, 2009	8,660,359	$6.33	7.54	$205

Exercisable at December 31, 2009	3,539,229	$7.08	6.40	$15
     The Company had approximately 8.7 million and 7.7 million of options and awards outstanding as of December 31, 2009 and 2008, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the three months ended December 31, 2009 and 2008 are $1.81 and $2.00 per share, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the three months ended December 31, 2008 were $1.33 per share. The total intrinsic value of options exercised for the three months ended December 31, 2008 were approximately $28,000.
     Non-vested stock activity for the three months ended December 31, 2009 is summarized as follows:

	Three months ended December 31, 2009
		Weighted Average
	Non-vested Number	Grant-Date Fair
	of Shares	Value (per share)
Nonvested stock at September 30, 2009	77,749	$4.78
Vested	(4,375)	4.53

Nonvested stock at December 31, 2009	73,374	$4.79

     As of December 31, 2009, $0.3 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 0.8 years.
Note 10. Commitments and Contingencies
     Leases
     The Company has commitments related to office facilities under operating leases. As of December 31, 2009, the Company had net commitments for $8.6 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations also include (i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, the Company is committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 4 — Restructuring and Asset Impairment Charges for more information on the Company’s restructuring plans. In addition, as of December 31, 2009, the Company is committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements. See Note 5 — Property and Equipment, Net for the break-down of future minimum lease payments for assets acquired under capital lease

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
arrangements together with the present value of the net minimum lease payments as of December 31, 2009.
     As of December 31, 2009, future net minimum operating lease payments were as follows (in thousands):

Fiscal years ending September 30,
2010	$2,566
2011	3,041
2012	2,481
2013	2,185
2014	203

Total minimum operating lease payments	10,476
Less: sublease rentals	(1,883)

Net minimum operating lease payments	$8,593

     Litigation
     The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
     Phoenix Technologies Ltd v. DeviceVM, Inc. On July 20, 2009, the Company filed a complaint in the Superior Count of California in Santa Clara County against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Superior Count of California in Santa Clara County to the United States District Court for the Northern District of California. On December 10, 2009, DeviceVM filed counterclaims for false advertising, unfair competition and tortious interference with prospective economic advantage. On January 8, 2010, DeviceVM dismissed its claim for tortious interference with prospective economic advantage and added a claim for patent infringement. On February 4, 2010, the Company filed an additional complaint in the Northern District of California against DeviceVM for patent infringement, seeking damages and a court-ordered injunction. The Company does not believe that DeviceVM’s counterclaims have merit and intends to defend itself vigorously.
Note 11. Income Taxes
     The Company recorded an income tax benefit of $6.5 million for the three months ended December 31, 2009, as compared to an income tax expense of $1.4 million for the three months ended December 31, 2008. The income tax benefit for the three months ended December 31, 2009 was comprised of the reduction in uncertain tax liabilities associated with the Taiwan tax settlement for the fiscal years 2000-2006 of $5.2 million and a change in the measurement of uncertain tax positions in Taiwan for the fiscal years 2007-2009 of $1.9 million, reduced by income tax expense related to foreign operations of $0.6 million. The income tax expense for the three months ended December 31, 2008 was comprised of $1.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
million related to foreign operations and $0.4 million related to U.S. state income taxes and the tax impact of amortization expense related to companies acquired in the year ended September 30, 2008.
     The income tax provision for the quarter was calculated based on the results of operations for the three months ended December 31, 2009 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of December 31, 2009, the Company has deferred tax assets of $75.7 million and it continues to be the assessment of management that a full valuation allowance against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at December 31, 2009 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.
Uncertain Tax Positions
     The Company applies the provisions of FASB ASC 740, Income Taxes, to its uncertain tax positions. The total liability for uncertain tax positions as of September 30, 2009 excluding interest and penalties was $23.0 million. During the quarter ended December 31, 2009, the liability associated with uncertain tax positions decreased by $8.8 million. This decrease was comprised of a reduction in the liability associated with the settlement with the TNTA covering the fiscal years 2000-2006 of $8.5 million and a change in management’s assessment of the uncertain tax positions in Taiwan covering the fiscal years 2007-2009 of $1.9 million, offset by a reclassification of withholding taxes of $1.2 million and the continued uncertain tax positions associated with transfer pricing adjustments in Taiwan for the three months ended December 31, 2009 of $0.4 million. Accordingly, the amount of unrecognized tax benefits as of December 31, 2009, excluding interest and penalties, was $14.2 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2009	$23,030
Additions based on tax positions related to current year	369
Reductions for tax positions taken in prior years	(9,167)

Gross balance at December 31, 2009	14,232
Interest and penalties	100

Balance at December 31, 2009	$14,332

     During fiscal year ended September 30, 2009, the Company submitted a proposal to the TNTA for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006. In the current quarter, the Company received final tax assessments from the TNTA in respect of each of these years that are in accordance with the proposal submitted by the Company. The assessments call for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the three months ended December 31, 2009, the Company made cash payments to the TNTA totaling $2.1 million in final settlement of its liabilities for taxes and related interest for these years. In accordance with its policies regarding the accounting for uncertain tax positions, the Company had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. During the three months

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended December 31, 2009, and as a result of the final assessment of $4.0 million, the Company recorded a tax benefit relating to these years of approximately $5.2 million.
     As of December 31, 2009, the Company continues to have tax exposure related to transfer-pricing in Taiwan for the open tax years 2007 through 2009. Following the settlement with the TNTA for the 2000 through 2006 tax years, the Company reviewed its methodology associated with the measurement of the uncertain tax positions related to this exposure and determined that, for the fiscal years 2007 through 2009, an exposure of $7.7 million exists, which, as of December 31, 2009, has been fully reserved. As a result of this change in measurement, the Company recorded a tax benefit of $1.9 million for fiscal years 2007 through 2009.
     For the three months ended December 31, 2009, the Company recorded a liability for uncertain tax positions in Taiwan of $0.4 million. Accordingly, as of December 31, 2009, an aggregate exposure of $8.1 million has been fully reserved. The Company believes that the reserves established for this exposure are adequate under the present circumstances.
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.1 million and $0.8 million of interest and penalties accrued at December 31, 2009 and September 30, 2009, respectively. The reduction in the liability relates to the release of the interest accrual associated with the Taiwan tax settlement for fiscal years 2000 through 2006.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to routine examinations by foreign tax authorities for years before 2001 and is no longer subject to routine examinations by U.S. tax authorities for years before 2004.
Note 12. Subsequent Events
     In January 2010, management of the Company approved and initiated a workforce restructuring plan in order to reduce expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. The Company expects to record a restructuring charge in the amount of approximately $0.4 million in the second quarter of fiscal year 2010, all of which represents cash expenditures for severance payments. The restructuring plan will reduce the Company’s workforce by approximately 32 employees, and the Company expects to complete the plan by the end of the second quarter of fiscal year 2010.
     On January 5, 2010, the Company announced the engagement of GrowthPoint Technology Partners to explore strategic alternatives for its FailSafe, HyperSpace and eSupport products and services. In connection with this announcement, management is conducting a thorough review of its business strategy with the objectives of returning the Company to positive operating cash flow and allowing increased management focus on CSS products and markets, where Phoenix has a long-established leadership position. The Company is therefore now reviewing its strategic options with respect to each of its new product and services in order to determine the best long-term solutions for the Company, its shareholders, and its customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information appearing in this quarterly report.
Overview
     We design, develop and support core system software (“CSS”), operating system software and application software for personal computers (“PCs”) and other computing devices. Our CSS products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices, while our operating system and application software enable specific device functionality and enhanced device performance. We sell our CSS products primarily to computer and component device manufacturers and we also provide these customers with training, consulting, maintenance and engineering services. We generally sell our operating system and application software to these same manufacturers, but we also make direct sales of these products, over the Internet, to the end-users of these devices.
     In the early 1980s, we established industry leadership by pioneering the design of the basic input-output system (“BIOS”), an early form of CSS that runs on most computing devices immediately after the device is powered on, during the period usually referred to as boot time. Today, the substantial majority of our revenues still come from our CSS brands, which include the SecureCore™, TrustedCore™, AwardCore™, MicroCore™ and EmbeddedBIOS® products. We design, develop, market, sell and support CSS products that initialize the chips and other components which are built into computing and communications devices and load the primary operating system in order to fully enable the operation of the device. We license our software products directly to the world’s leading PC OEMs and ODMs, who incorporate these products during the device manufacturing process.
     We also design, develop and support operating system software for PCs and other similar devices. HyperSpace™, our operating system software, is a technology that significantly reduces the boot time of a PC by providing instant-on capabilities and conserves battery life, particularly of portable computers, thereby creating a significantly improved user experience. Our HyperCore™ product incorporates virtualization technologies which create or support second, third or subsequent virtual machines — environments which enable multiple operating systems to run simultaneously on a single computer. Our Phoenix FlipTM product is a CSS plug-in technology that enables a device user to switch easily between two different operating systems on a single device by suspending one system and resuming the other in a short period of time. We believe our operating system software provides users of PCs — and particularly portable computers — with enhanced device utility, reliability and security as well as with the ability to utilize specific applications such as web browsers, messaging suites, office suites and media suites that are purpose built for the mobile device. In addition to operating systems and virtualization software, we design, develop and support a number of applications in-house and we also resell other companies’ application software. We also provide application developers with software development kits that enable them to build or customize applications to perform optimally within our operating systems.
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
          The majority of our revenues currently come from CSS products. Our newer products, which include HyperSpace, HyperCore, Flip, FailSafe, Freeze and eSupport, currently provide less than ten percent of our revenues.
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
          On January 5, 2010, we announced the engagement of GrowthPoint Technology Partners to explore strategic alternatives for our FailSafe, HyperSpace and eSupport products and services. In connection with this announcement, management is conducting a thorough review of its business strategy with the objectives of returning the Company to positive operating cash flow and allowing increased management focus on “CSS” products and markets, where Phoenix has a long-established leadership position. Management is therefore now reviewing its strategic options with respect to each of its new product and services in order to determine the best long-term solutions for the Company, its shareholders, and its customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Fiscal Year 2010 First Quarter Overview
          Our first quarter of fiscal year 2010 operating results continued to be affected by the economic downturn and crisis in domestic and international financial markets and the resulting slowdown in global economic activity. We continue to see the effects of the crisis in the form of substantial reduction in the overall business conducted by our OEM and ODM customers that contribute the majority of our traditional CSS license business. Our overall revenues declined by $1.8 million, or 10%, during the current quarter as compared to those that we had reported for the corresponding quarter of our preceding fiscal year 2009. This reduction was largely driven by a decline in our traditional CSS license business and related services, partially offset by the growth in some of our new and emerging products and services. Specifically, we experienced a reduction in our license revenue and related professional services as a result of an industry-wide decline in average selling prices and our loss of certain key customers and overall market share.
          As compared to a net loss of $9.3 million recorded during the quarter ended December 31, 2008, we are reporting a net income of $1.1 million for the current fiscal quarter ended December 31, 2009. Despite lower revenues, and combined with the effect of reduction in our total expenditure by $4.4 million as discussed below, the primary reason that contributed towards generation of net income for the current quarter was a non-recurring income-tax benefit of $7.1 million comprised of a reduction in uncertain tax liabilities of $5.2 million associated with the Taiwan tax settlement for the fiscal years 2000 through 2006 and a change in the measurement of uncertain tax positions in Taiwan for the fiscal years 2007 through 2009 of $1.9 million. We do not expect such income-tax benefits to recur in remaining quarters of fiscal year 2010.
          In response to the challenging global economic environment, management took significant steps to reduce overall operating costs and to achieve higher efficiencies throughout the Company during the second, third and fourth quarters of fiscal year 2009 and in the first quarter of fiscal year 2010. As a result, during the current quarter we decreased our spending in research and development, sales and marketing and general and administrative costs by approximately 21%, 9% and 17%, respectively, when compared to the corresponding quarter of our preceding fiscal year. In addition, during the current quarter, we implemented a restructuring plan to close the Company’s facility in Nanjing, China in order to consolidate development activities at the Company’s other locations and recorded approximately $0.4 million in charges associated with this restructuring plan. As a result of aforementioned efforts, our total expenditures (including operating expenses and cost of revenues) for the current quarter at $21.2 million decreased by approximately $4.4 million, or 17%, as compared to $25.6 million recorded during the corresponding period of preceding fiscal year.
          During the first quarter of fiscal year 2010, we used net cash of $6.9 million in operating activities as compared to the use of $6.0 million during the equivalent three months period of fiscal year 2009. The primary reasons that contributed to the use of cash for operating activities in the current quarter was the $5.5 million loss before income taxes and the cash payments of $2.1 million to the Taiwan National Tax Authority (the “TNTA”).
          Stock-based compensation expense for the current quarter was $1.7 million, a decrease of $1.4 million, or 44%, from the $3.1 million recorded for the comparable quarter of fiscal year 2009. Stock-based compensation for both the current quarter as well as the corresponding quarter of fiscal year 2009 includes expense recognized in respect of stock options granted to our four most senior executives as approved by the Company’s stockholders on January 2, 2008. In addition, in November 2009, the Compensation Committee of the Board approved an additional aggregate option grant of 400,000 shares of the Company’s common stock to two of these senior executive officers. These stock option grants, collectively referred to as Performance Options, accounted for total stock-based compensation expense of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$0.5 million during the current quarter (of which $0.3 million is classified as general and administrative expense, $0.1 million is classified as research and development expense and $0.1 million is classified as sales and marketing expense) as compared to $1.6 million recorded during the quarter ended December 31, 2008 (of which $1.1 million was classified as general and administrative expense, $0.3 million was classified as research and development expense and $0.2 million was classified as sales and marketing expense).
          During the first quarter of fiscal year 2010, we executed additional significant long term volume purchase agreements (“VPAs”) with our major customers with payment terms generally spread over a period of 12 to 24 months. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. Our total order backlog as of December 31, 2009 was $40.9 million, which represents an increase of $5.3 million, or 15%, from $35.5 million at September 30, 2009 and a decrease of $7.1 million, or 15%, from $48.0 million at December 31, 2008. The decline in total order backlog as compared to the same period in the previous year is principally related to the fact that new contracts executed during the current quarter had lower pricing due to competitive pressures, compared to the contracts signed during the prior periods. We expect to invoice and recognize this total order backlog of $40.9 million as revenue over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition for these revenues.
          Primarily as a result of actions taken under fiscal years 2009 and 2010 restructuring plans, our total workforce reduced significantly by 17%, from 562 employees at December 31, 2008 to 466 employees at the end of current fiscal quarter on December 31, 2009 and is comparable to 462 personnel employed by us at September 30, 2009.
          Gross margins for the quarter ended December 31, 2009 were $13.1 million, a decrease of $0.7 million, or 5%, in absolute terms from gross margins of $13.8 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, gross margins for the current quarter increased to 84% as compared to 79% in the quarter ended December 31, 2008. The overall increase in gross margin as a percentage of consolidated revenues resulted primarily from a decrease of $0.7 million in amortization charges recorded on the purchased intangible assets (which were reduced from $1.1 million during the quarter ended December 31, 2008 to $0.4 million for the current fiscal quarter) and improved gross margins of 53% and 18% generated from subscription fee and service fee revenues, respectively, in the quarter ended December 31, 2009 as compared to 32% and 16%, respectively, recorded during the corresponding period of the prior fiscal year. Gross margins related to license revenue remained flat at 99% during the current quarter compared to the corresponding quarter of the previous fiscal year.
          Operating expenses for the quarter ended December 31, 2009 were $18.7 million, a decrease of $3.3 million, or 15%, from $22.0 million for the same period in fiscal year 2009. Of the net $3.3 million decrease, (i) $1.7 million was due to a decrease in personnel costs, resulting mainly from a combination of a decrease of $1.3 million in stock-based compensation expense and lower employee bonuses; and (ii) $1.5 million was due to lower consulting costs related mainly to the reduction in use of consultants for the Company’s activities. Decreases of $0.5 million in other overhead expenses were partially offset by an approximate $0.4 million increase in restructuring costs associated mainly with the closure of the Company’s facility in Nanjing, China.
          Net interest and other income for the quarter ended December 31, 2009 were $0.1 million, a decrease of $0.1 million, or 45%, from $0.3 million for the same period in fiscal year 2009. The decrease was primarily driven by a combination of lower net interest income earned and higher interest expenses incurred during the current quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          During the first fiscal quarter of year 2010, income taxes decreased significantly by $7.9 million, to a net income tax benefit of $6.5 million for the three months ended December 31, 2009, a decrease of 568% from the net income tax expense of $1.4 million during the corresponding quarter of the prior fiscal year. As stated above, the change is primarily associated with the reduction in uncertain tax liabilities associated with the Taiwan tax settlement for the fiscal years 2000 through 2006 and a change in the measurement of uncertain tax positions in Taiwan for the fiscal years 2007 through 2009. See Note 11 – Income Taxes in the Notes to Condensed Consolidated Financial Statements for more information.
          We earned net income of $1.1 million for the quarter ended December 31, 2009, compared to a net loss of $9.3 million for the same period in fiscal year 2009. As described above, this change of $10.4 million was principally the result of the $7.9 million reduction in income taxes and a $3.3 million and $1.1 million decrease in operating expenses and cost of revenues, respectively, which was partially offset by $1.8 million and $0.1 million reductions in our consolidated revenues and net interest and other income, respectively.
Critical Accounting Policies and Estimates
          The discussion and analysis of our financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On a regular basis we evaluate our estimates and assumptions and make necessary changes as warranted under the circumstances.
          We believe that the estimates and assumptions involved in revenue recognition, valuation and impairment of goodwill and other long-lived intangible assets, allowances for accounts receivable, accounting for income taxes, stock-based compensation, retirement benefits, restructuring and asset impairment charges and fair value accounting have the greatest potential impact on our Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. The critical accounting policies and estimates are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no significant changes during the three months ended December 31, 2009 to these policies or the process followed to develop estimates.
Recent Accounting Pronouncements
          For a description of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
          The following table includes Condensed Consolidated Statements of Operations data as a percentage of total consolidated revenues:
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended December 31,
	2009	2008
Revenues:
License fees	83%	83%
Subscription fees	5%	3%
Service fees	12%	14%

Total revenues	100%	100%

Cost of revenues:
License fees	1%	1%
Subscription fees	2%	2%
Service fees	10%	12%
Amortization of purchased intangible assets	3%	7%

Total cost of revenues	16%	21%

Gross margin	84%	79%

Operating expenses:
Research and development	55%	63%
Sales and marketing	32%	31%
General and administrative	30%	32%
Restructuring and asset impairment	3%	1%

Total operating expenses	120%	127%

Operating loss	(36)%	(47)%

Interest and other income, net	1%	2%

Loss before income taxes	(35)%	(46)%

Income tax (benefit) expense	(42)%	8%

Net income (loss)	7%	(54)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues
          Revenues by geographic region for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2009	2008	% Change	2009	2008
Three months ended December 31:
North America	$3,140	$3,706	(15)%	20%	21%
Japan	2,478	3,847	(36)%	16%	22%
Taiwan	7,773	8,175	(5)%	50%	47%
Other Asian countries	1,676	1,104	52%	11%	6%
Europe	522	534	(2)%	3%	3%

Total revenues	$15,589	$17,366	(10)%

          The portion of North America revenues from external customers attributed to the United States was $3.1 million and $3.6 million for the three month periods ended December 31, 2009 and 2008, respectively.
          Total consolidated revenues for the three months ended December 31, 2009 were $15.6 million, a decrease of $1.8 million, or 10%, from revenues of $17.4 million reported for the corresponding quarter of fiscal year 2009. Revenues for the first three months of fiscal year 2010 for most geographic regions, with the exception of Other Asian countries, decreased as compared to the same period in fiscal year 2009. The 15% decrease in revenue for the North America region in the three months ended December 31, 2009 is primarily attributable to decreased royalties received from certain Pay as You Go customers due to lower shipments. The 36% decline in revenue from Japan during the three months ended December 31, 2009 is mainly due to the loss of two significant customers in the Japanese territory in the second half of fiscal year 2009. The 5% decline in revenue from Taiwan in the current quarter is mainly due to a combination of lower average selling prices as well as overall declines in shipments by our OEM and ODM customers and reduced service revenues from our VPA customers. The 52% increase in revenue from Other Asian countries during the three months ended December 31, 2009 was mainly due to additional revenue generated from one significant customer in the Korean market.
          Revenues by sources for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Amount			% of Consolidated Revenue
	2009	2008	% Change	2009	2008
Three months ended December 31:
License revenues	$12,888	$14,484	(11)%	83%	83%
Subscription revenues	757	448	69%	5%	3%
Service revenues	1,944	2,434	(20)%	12%	14%

Total revenues	$15,589	$17,366	(10)%

          License fees for the three months ended December 31, 2009 were $12.9 million, a decrease of $1.6 million, or 11%, from $14.5 million recorded for the same period in fiscal year 2009. As a percentage of consolidated revenues, license revenues in the three months ended December 31, 2009 remained constant at 83% compared to the same period in fiscal year 2009.
          The decrease in license fees during the first three months of fiscal year 2010 is primarily due to decline in our average selling prices for our products and the loss of two key customers in the Japan region.
          In the current quarter of fiscal year 2010, we executed additional VPA agreements with certain of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
our customers with payment terms generally spread over a period of 12-24 months. Consistent with our policy, only fees due within 90 days are invoiced and recorded as revenues or deferred revenues. VPA fees due beyond 90 days are not invoiced or recorded by us. We consider these unbilled VPA commitments, along with deferred revenues, as order backlog. As of the end of the first quarter of fiscal year 2010, our total order backlog decreased by 15%, or $7.1 million, to approximately $40.9 million, comprised of $23.6 million of unbilled VPA commitments and $17.3 million of deferred revenue from the $48.0 million balance comprised of $32.9 million of unbilled VPA commitments and $15.1 million of deferred revenue at December 31, 2008. The reduction in the overall order backlog compared to the same period in the previous year is principally related to the fact that new contracts executed during the current quarter had lower pricing due to competitive pressures, compared to the contracts signed during the prior periods. We expect to invoice and recognize this $40.9 million order backlog amount as revenues over future periods; however, uncertainties such as the timing of customer utilization of our products may impact the timing of recognition of these revenues.
          During the three months ended December 31, 2009, we recognized subscription fee revenues of $0.8 million, which principally resulted from acquisitions we completed in fiscal year 2008. During the three months ended December 31, 2008, we recognized subscription fee revenues of approximately $0.4 million. The increase of $0.3 million in subscription fee revenues is principally associated with new subscription sales and resulting recognition of revenue on ratable basis.
          Service fees for the three months ended December 31, 2009 were $1.9 million, a decrease of approximately $0.5 million, or 20%, from $2.4 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, service fees were 12% in the current quarter of fiscal year 2010 versus 14% for the same period in the previous fiscal year 2009. The decrease in revenues associated with service fees during the three months ended December 31, 2009 was primarily the result a decreased number of support service days sold to our customers due to lower shipments and loss of overall market share.
Cost of Revenues and Gross Margin
          Cost of revenues for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Cost of revenues	2,503	3,575	(30)%

Percent of consolidated revenue	16%	21%
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
          Cost of revenues decreased by approximately $1.1 million, or 30%, from $3.6 million in the three months ended December 31, 2008, to $2.5 million in the three months ended December 31, 2009. Of the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
$1.1 million decrease, $0.7 million is due to lower amortization charges recorded on purchased intangible assets and approximately $0.5 million is associated with lower cost of revenues associated with service fees offset by an aggregated increase of $0.1 million associated with both license and subscription fee revenues. The reduction of $0.7 million in amortization charges for purchased intangible assets is mainly a result of impairment charges recorded during the second quarter of fiscal year 2009, which accelerated the timing of amortization charges. Cost of revenues associated with license fees increased by approximately $32,000, to $120,000, during the quarter ended December 31, 2009 from $88,000 recorded for the same period in fiscal year 2009. As a percentage of consolidated revenues, cost of license revenue remained constant at 1% for both the current quarter as well as the comparable fiscal quarter ended December 31, 2008. Cost of revenues associated with subscription fees increased to approximately $359,000 during the quarter ended December 31, 2009 from $306,000 during the same period in fiscal year 2009. This increase in costs associated with subscription fees is principally related to the increased level of subscription based services we provided to our customers. Cost of revenues associated with service fees decreased by 22%, from approximately $2.0 million in the quarter ended December 31, 2008 to $1.6 million during the current quarter ended December 31, 2009. This decrease is in line with the reduction in service fee revenues, which decreased by 20% during the current quarter as compared to the same period of fiscal year 2009.
          Gross margin for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Gross margin	13,086	13,791	(5)%

Percent of consolidated revenue	84%	79%
          Gross margins for the three months ended December 31, 2009 were $13.1 million, a 5% decrease, from gross margins of $13.8 million in the same period of fiscal year 2009. The gross margin percentage of consolidated revenues increased from 79% for the three months ended December 31, 2008 to 84% for the same period of fiscal year 2010.
          During the three months ended December 31, 2009, the overall increase of 5% in gross margin as a percentage of consolidated revenues resulted from a decrease of $0.7 million in amortization charges recorded on the purchased intangible assets. The other increases were principally associated with a higher gross margin of 53% and 18% generated from subscription fee and service fee revenues, respectively, in the quarter ended December 31, 2009, as compared to 32% and 16%, respectively, recorded during the corresponding period of fiscal year. Gross margins related to license revenues remained flat at 99% during the current as well as the corresponding quarter of the previous fiscal year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses
     Research and development expenses for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Research and development	8,623	10,867	(21)%

Percent of consolidated revenue	55%	63%
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.
     Research and development expenses decreased by $2.2 million, or 21%, to $8.6 million for the three months ended December 31, 2009, from $10.9 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, research and development expenses decreased from 63% in the three months ended December 31, 2008, to 55% in the three months ended December 31, 2009.
     The $2.2 million decrease in research and development expense for the three months ended December 31, 2009 versus the same period in fiscal year 2009 was principally due to decreased payroll and related benefit expenses of $1.3 million associated with a combination of decrease in the number of engineering and engineering management personnel from 406 to 322 and a reduction in stock-based compensation expense by $0.4 million, and decreased consulting fees of $1.0 million related mainly to the reduction in use of consultants for research and development activities, and was partially offset by an increase in certain other overhead expenses by $0.1 million.
     Despite the decrease in revenues, the eight percentage point reduction in research and development expenditure as a percentage of consolidated revenues in the current quarter was due to the decreased spending described above. We expect research and development expenses to remain approximately flat in absolute dollars for the remaining quarters of fiscal year 2010. However, this level of spending may change following completion of our current review of strategic options.
Sales and Marketing Expenses
     Sales and marketing expenses for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Sales and marketing	4,918	5,409	(9)%

Percent of consolidated revenue	32%	31%
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
     Sales and marketing expenses decreased by $0.5 million, or 9%, to approximately $4.9 million for the three months ended December 31, 2009 from $5.4 million for the same period in the previous fiscal year. As a percentage of consolidated revenues, sales and marketing expenses increased slightly from 31% in the three months ended December 31, 2008, to 32% in the three months ended December 31, 2009.
     The $0.5 million decrease in sales and marketing expenses for the three months ended December 31, 2009 versus the same period in the previous fiscal year was principally due to decreased consulting fees of $0.2 million related mainly to the reduction in use of consultants for marketing campaigns and decreases in other marketing expenses by $0.3 million.
     The one percentage point increase in sales and marketing expenses as a percentage of consolidated revenues in the current quarter as compared to the same period in the prior fiscal year is the result of decline in revenues at a faster rate than the decrease in sales and marketing expenditures. We expect sales and marketing expenses to remain approximately flat in absolute dollars for the remaining quarters of fiscal year 2010. However, this level of spending may change following completion of our current review of strategic options.
General and Administrative Expenses
     General and administrative expenses for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
General and administrative	4,697	5,636	(17)%

Percent of consolidated revenue	30%	32%
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses decreased by $0.9 million, or 17%, to $4.7 million for the three months ended December 31, 2009 from $5.6 million for the same period in the previous fiscal year. As a percentage of consolidated revenues, general and administrative expenses decreased from 32% in the three months ended December 31, 2008 to 30% in the three months ended December 31, 2009.
     The $0.9 million decrease in general and administrative expenses for the three months ended December 31, 2009 as compared to the same period in the previous fiscal year was primarily due to decreased payroll and related benefit expenses (including stock-based compensation expenses) of $0.5 million, reduction in consulting fees by $0.3 million and by a $0.1 million net decrease in other general and administration expenditures.
     The two percentage points reduction in general and administrative expense as a percentage of consolidated revenues in the current quarter as compared to the same period in the prior fiscal year was a result of decreased spending as described above, slightly offset by a decrease in revenues. We expect general and administrative expenses to remain approximately flat in absolute dollars for the remaining

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
quarters of fiscal year 2010. However, this level of spending may change following completion of our current review of strategic options.
Restructuring and Asset Impairment
     In response to the challenging global economic environment and with a view to better align and consolidate the Company’s development activities, in October 2009 management approved the closure of its facility in Nanjing, China. The actions under this restructuring plan involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. We recorded a restructuring charge of $0.4 million for this plan in the current quarter, which is comprised of employee relocation and severance costs, asset impairments and certain other exit costs. In addition, approximately $0.1 million was recorded as a true up adjustment for the restructuring plans announced and initiated during the prior periods. During the three months ended December 31, 2008, we recorded $0.1 million as restructuring charges primarily associated with true up adjustments recorded in relation to the earlier restructuring plans announced in fiscal years 2003 and 2007. See Note 4 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans.
Interest and Other Income, Net
     Net interest and other income for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Interest and other income, net	149	270	(45)%

Percent of consolidated revenue	1%	2%
     Net interest and other income consists mostly of interest income, which is primarily derived from cash and cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets, interest expenses and other miscellaneous expenses/income.
     Net interest and other income for the quarter ended December 31, 2009 were $0.1 million, a decrease of approximately $121,000, or 45%, from $0.3 million for the corresponding quarter of fiscal year 2009. This reduction was primarily driven by a combination of lower net interest income earned and higher interest expenses incurred during the current quarter.
Provision for Income Taxes
     Income tax (benefit) expense for the three months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended December 31,
	2009	2008	% Change
Income tax (benefit) expense	(6,547)	1,399	(568)%

Percent of consolidated revenue	(42)%	8%
     We recorded an income tax benefit of $6.5 million for the three months ended December 31, 2009, a net change of approximately $7.9 million, or 568%, from the expense of $1.4 million recorded for the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
same period in fiscal year 2009. The change is primarily associated with the reduction in uncertain tax liabilities associated with the Taiwan tax settlement as described in Note 11 — Income Taxes in the Notes to Condensed Consolidated Financial Statements.
     The $6.5 million income tax benefit for the three months ended December 31, 2009 is due to the removal of liabilities for uncertain tax positions of $7.1 million, comprised of $5.2 million for the fiscal years 2000 through 2006 and $1.9 million for the fiscal years 2007 through 2009, offset by income tax expense of $0.6 million recorded for the current quarter in relation to the Company’s foreign operations.
     The income tax benefit for the quarter was calculated based on the results of operations for the three months ended December 31, 2009 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.
Acquisitions
     We did not acquire any businesses in fiscal year 2009 or the first quarter of fiscal year 2010. In fiscal year 2008, we acquired three business entities all of which were accounted for in accordance with the authoritative accounting pronouncements for Business Combinations.
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
Financial Condition
     At December 31, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $27.9 million compared to cash and cash equivalents totaling $31.2 million at December 31, 2008 and $35.1 million at the end of fiscal year 2009.
     During the three months ended December 31, 2009, cash decreased by $7.2 million mainly as a result of $6.9 million used in operating activities and $0.2 million each used in the investing and financing activities, and was partially offset by $0.1 million increase due to the effect of changes in currency exchange rates. Net cash of $6.9 million used in operating activities consisted of net income of $1.1 million adjusted for non-cash items including depreciation, amortization, stock-based compensation expense and loss from disposal/impairment of fixed assets aggregating to $2.8 million, as well as the effect of changes in working capital and other activities aggregating to approximately $10.8 million. The changes in working capital and other activities related primarily to: (a) a $10.8 million decrease in income taxes payable as the Company made cash payments of $2.1 million to the TNTA and adjusted liabilities of $7.1 million for uncertain tax positions related to its operations in Taiwan; (b) a $4.4 million decrease in deferred revenue mainly driven by lower billings during the current quarter; and (c) a net decrease of $0.9 million in accrued compensation and other liabilities, which were partially offset by (i) a $2.0 million decrease in accounts receivable as the Company was able to collect outstanding debts from some of its large customers; (ii) a $0.6 million increase in accounts payable; and (iii) a $2.7 million reduction in other assets mainly driven by adjustment of prepaid taxes of $1.9 million towards the amounts due to be paid under the final tax assessments for fiscal years 2000 through 2006 received from the TNTA during the current quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cash used in investing activities was due to purchases of property and equipment of $0.2 million, while cash of $0.2 million was used in financing activities mainly for principal payments made under capital lease obligations and repurchases of common stock.
     At December 31, 2008, our principal source of liquidity consisted of cash and cash equivalents totaling $31.2 million. During the three months ended December 31, 2008, cash decreased by $6.5 million mainly as a result of the use of $6.0 million in operating activities and the use of $1.5 million in investing activities. These cash uses were offset by cash of $0.8 million provided by financing activities and $0.3 million from the effect of changes in currency exchange rates. Cash used in operating activities was primarily due to the net loss of $9.3 million and a $2.5 million increase in payments related to accrued compensation and related liabilities and was partially offset by non-cash charges of $3.1 million for stock-based compensation and $1.6 million for depreciation and amortization and a $1.3 million decrease in accounts receivable. Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $1.3 million and additional acquisition-related costs of $0.2 million, while cash provided by financing activities was mainly due to proceeds from stock issuances under stock option and stock purchase plans, net of repurchases.
     We believe that our current cash and cash equivalents and the cash we expect to generate from future operations will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, there are a number of factors that could impact our liquidity position, including, but not limited to:
(i)	current global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;
(ii)	the possibility that certain customers may delay payments to manage their own liquidity positions;

(iii)	plans to further restructure our business and operations; and

(iv)	possible investments or acquisitions of complementary businesses, products or technologies, although we have no current plans, commitments or agreements with respect to any acquisitions.
     It is also likely that we may incur a net loss and continue to have negative net cash flows in the remaining quarters of fiscal year 2010, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. We may need to raise additional capital to fund our operations, and there is no guarantee that such capital will be available at terms acceptable to us or at all.
Commitments
     As of December 31, 2009, we had net commitments for $8.6 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations also include (i) the facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) the facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, we are committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 4 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans. In addition, as of December 31, 2009, we are committed to pay approximately $1.0 million for the assets acquired under capital lease arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and cash we expect to generate from operations in future periods, will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is likely that we may incur a net loss and continue to have negative net cash flows in the remainder of fiscal year 2010, particularly if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. There are currently no transactions or arrangements that are reasonably likely to materially affect liquidity or the availability of our requirements for capital. Investment in new product initiatives and businesses or future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe there has been no material change in our exposure to market risk from that discussed in our fiscal year 2009 Annual Report filed on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to certain legal proceedings that arise in the normal course of our business. We believe that the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined), including the legal proceeding described below, will not materially affect our results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
     Phoenix Technologies Ltd v. DeviceVM, Inc. On July 20, 2009, the Company filed a complaint in the Superior Count of California in Santa Clara County against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Superior Count of California in Santa Clara County to the United States District Court for the Northern District of California. On December 10, 2009, DeviceVM filed counterclaims for false advertising, unfair competition and tortious interference with prospective economic advantage. On January 8, 2010, DeviceVM dismissed its claim for tortious interference with prospective economic advantage and added a claim for patent infringement. On February 4, 2010, the Company filed an additional complaint in the Northern District of California against DeviceVM for patent infringement, seeking damages and a court-ordered injunction. The Company does not believe that DeviceVM’s counterclaims have merit and intends to defend itself vigorously.
ITEM 1A. RISK FACTORS
     The risk factors related to our business are set forth in Item 1A of Part I of our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2009. Certain changes to those risks based on recent developments since the completion of fiscal 2009 are described in the updated risk factors set forth below:
We are currently exploring strategic alternatives for certain new products and services, which could have an adverse impact on our core business, future revenues and operating results.
     On January 5, 2010, we announced the engagement of GrowthPoint Technology Partners to explore strategic alternatives for our FailSafe, HyperSpace and eSupport products and services. In connection with this announcement, management is conducting a critical review of our strategic options for each of these product lines, with the objectives of returning the Company to positive operating cash flow and allowing increased management focus on Core System Software (“CSS”) products and markets, where Phoenix has a long-established leadership position. Management is working to determine the best long-term solutions for the Company, its shareholders, and its customers. Some of our current customers for FailSafe and HyperSpace products are also the largest customers of our CSS products. While the Company has long-standing relationships with its many of its existing customers, any subsequent management decision to limit our investment in, discontinue, dispose of, or otherwise exit any such product line could potentially cause concern among the customers who have committed to these new products and could potentially have an adverse impact on these customer relationships. Any such adverse impact could result in decreased revenues generated from CSS products, as a result of which our business and future operating results could be significantly harmed. In addition, any such decision could also result in the recording of special charges, such as restructuring charges or charges related to the impairment or write-off of associated intangible assets and/or goodwill, in future periods.

Our failure to enhance existing products and develop and market new products and services in a timely and cost-effective manner may significantly impact our revenue and results of operations.
     The market in which we operate is characterized by rapid technological change, frequent new products and service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing product offerings, introduce new products and services in a timely and cost-effective manner that meets the needs of our existing customers, and sell into new markets. To achieve market acceptance for our products and services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current products and services do not have. If we fail to develop or enhance products and services that satisfy customer preferences in a timely and cost-effective manner, it can adversely impact our ability to market and sell such products and services to potential customers, thereby adversely affecting the acceptance of and the revenue we may generate from such products and services. We have, from time to time, experienced such delays.
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
     If we are unable to successfully develop and market new products and services and enhance our existing offerings to anticipate and meet customer preferences or sell our products into new markets, our revenue and results of operations would be adversely affected. If we decide to discontinue or dispose of any of our FailSafe, HyperSpace or eSupport product families, we will need to enhance our Core Systems Software product offerings in a way that attracts expanded customer interest.
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
     In addition, our ability to achieve increased revenues and to develop successful new products and product enhancements will depend in part upon our ability to attract and retain highly skilled engineering, sales, marketing and managerial personnel. If we determine to discontinue or dispose of our FailSafe, HyperSpace or eSupport product families, we could lose key employees who have been active with these product families, and it may be difficult to replace these individuals in a timely manner or at all. As we expand into new products and new markets, we increasingly need to hire people with backgrounds different from those required for our traditional CSS business. We believe that there is significant competition for qualified personnel with the skills and technical knowledge that we require. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent or planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. A failure to attract and retain employees with the necessary skill sets could adversely affect our business and operating results.
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
     Any decision to limit investment in or dispose of or otherwise exit a business or businesses, including any such future decision with respect to our FailSafe, HyperSpace or eSupport product families, may result in the recording of special charges, such as technology related write-offs, workforce reduction costs or charges relating to consolidation of excess facilities. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such decisions. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. These external as well as internal factors and recording of accounting charges associated with restructuring activities may have an adverse impact on our operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In October 2009, we withheld 1,116 shares of our common stock, at $3.37 per share for a total value of approximately $3,761, from the restricted stock grants held by an employee for purposes of covering the payroll taxes on the vested portions of the employee’s restricted stock grants. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     In January 2010, management of the Company approved and initiated a workforce restructuring plan in order to reduce expenses, eliminate overlapping functions and eliminate employees not meeting Company performance expectations. The Company expects to record a restructuring charge in the amount of approximately $0.4 million in the second quarter of fiscal year 2010, all of which represents cash expenditures for severance payments. The restructuring plan will reduce the Company’s workforce by approximately 32 employees, and the Company expects to complete the plan by the end of the second quarter of fiscal year 2010.

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

Date: February 9, 2010

By:	/s/ RICHARD W. ARNOLD
Richard W. Arnold
Chief Operating Officer and Chief Financial Officer

Date: February 9, 2010

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