Form 10-K/A
period 2009-09-30
PHOENIX TECHNOLOGIES LTD
filed 2010-02-11
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from           to
Commission file number 0-17111
PHOENIX TECHNOLOGIES LTD.
(Exact name of Registrant as specified in its charter)

Delaware	04-2685985

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
915 Murphy Ranch Road, Milpitas, CA 95035
(Address of principal executive offices, including zip code)
(408) 570-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	NASDAQ Global Market
Preferred Stock Purchase Rights	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 was $25,501,003 based on the last reported closing sale price of the registrant’s Common Stock on the NASDAQ Global Market on such date. For purpose of this disclosure, shares of Common Stock held by directors and officers of the registrant and by stockholders who own more than 5% of the registrant’s outstanding Common Stock have been excluded because such persons may be deemed affiliates of the registrant. This determination is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock outstanding as of November 17, 2009 was 35,018,829.
Documents incorporated by reference:
The information called for by Part III is incorporated by reference to specified portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on December 30, 2009, and January 26, 2010.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
EXHIBIT INDEX
EX-10.23
EX-10.25
EX-31.1
EX-31.2

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Phoenix Technologies Ltd. (the “Company”) for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on November 19, 2009 (the “Annual Report”). The Company is filing this Amendment No. 1 solely to update the Amendment to Technology License and Services Agreement dated as of October 1, 2009 by and between the Company and Quanta Computer, Inc. and the Amendment to Technology License and Services Agreement dated as of October 1, 2008 by and between the Company and Wistron Corporation filed as Exhibits 10.23 and 10.25, respectively, to the Annual Report (each, an “Exhibit”). The Company has sought confidential treatment for portions of each Exhibit and, following correspondence with the SEC, has restored certain portions of each Exhibit that were previously redacted.
Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC subsequent to the Annual Report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) See Exhibit Index attached hereto.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.
Date: February 11, 2010	By:	/s/ Woodson M. Hobbs
Woodson M. Hobbs
President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.23**	Amendment to Technology License and Services Agreement dated as of October 1, 2009 by and between the Company and Quanta Computer, Inc.

10.25**	Amendment to Technology License and Services Agreement dated as of October 1, 2008 by and between the Company and Wistron Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	Confidential Treatment has been requested with respect to certain portions of this exhibit and the omitted portions have been filed separately with the Securities and Exchange Commission.