Form 10-Q
period 2010-03-31
PHOENIX TECHNOLOGIES LTD
filed 2010-05-07
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of May 06, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 35,070,185.

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
     Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: changes in demand for our products and services due to adverse economic conditions; our dependence on key customers; our ability to enhance existing products and develop and market new products and technologies successfully; the impact of any strategic alternatives we may pursue on our business and customer relationships; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to generate additional capital in the future on terms acceptable to us; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our core system software ; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; timing of payment by our customers; risks associated with any acquisition or disposition strategy that we might employ; costs and results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; fluctuations in our operating results and our ability to manage expenses consistent with our revenues; the effects of any software viruses or other breaches of our network security; failure to timely upgrade our information technology system; defects or errors in our products and services; consolidation in the industry in which we operate; risk associated with use of open source software; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; anti-takeover provisions in our charter documents; changes in our effective tax rates; and the validity of our tax positions. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
     For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of our Form 10-Q for the three-month period ended December 31, 2009 and “Item 1A — Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended September 30, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$25,324	$35,062
Accounts receivable, net of allowances	4,381	6,505
Other assets — current	1,247	2,196
Assets held for sale	6,456	—

Total current assets	37,408	43,763

Property and equipment, net	3,046	4,881
Purchased technology and Intangible assets, net	2,615	7,608
Goodwill	17,414	22,205
Other assets — noncurrent	882	3,082

Total assets	$61,365	$81,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,058	$1,440
Accrued compensation and related liabilities	3,044	3,433
Deferred revenue — current	14,504	20,770
Income taxes payable	1,047	4,136
Accrued restructuring charges — current	349	146
Other liabilities — current	2,813	2,989
Liabilities related to assets held for sale	2,479	—

Total current liabilities	25,294	32,914

Accrued restructuring charges — noncurrent	38	85
Deferred revenue — noncurrent	1,090	898
Income taxes payable — noncurrent	9,196	16,348
Other liabilities — noncurrent	2,881	2,738

Total liabilities	38,499	52,983

Stockholders’ equity:
Preferred stock	—	—
Common stock	36	36
Additional paid-in capital	258,487	257,975
Accumulated deficit	(142,868)	(137,058)
Accumulated other comprehensive loss	(663)	(344)
Less: Cost of treasury stock	(92,126)	(92,053)

Total stockholders’ equity	22,866	28,556

Total liabilities and stockholders’ equity	$61,365	$81,539

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
License fees	$12,563	$12,628	$25,451	$27,112
Subscription fees	7	67	8	129
Service fees	2,074	2,447	4,018	4,881

Total revenues	14,644	15,142	29,477	32,122

Cost of revenues:
License fees	38	198	158	286
Subscription fees	11	101	20	160
Service fees	1,907	1,992	3,497	4,030
Amortization of purchased intangible assets	332	747	663	1,698
Impairment of purchased intangible assets	—	10,483	—	10,483

Total cost of revenues	2,288	13,521	4,338	16,657

Gross margin	12,356	1,621	25,139	15,465

Operating expenses:
Research and development	7,697	10,313	16,121	20,781
Sales and marketing	3,268	5,218	7,973	10,141
General and administrative	2,533	4,987	7,222	10,607
Restructuring and asset impairment	755	957	1,236	1,050
Impairment of goodwill	—	23,872	—	23,872

Total operating expenses	14,253	45,347	32,552	66,451

Operating loss	(1,897)	(43,726)	(7,413)	(50,986)

Interest and other income (expenses), net	(41)	335	107	605

Loss from continuing operations before income taxes	(1,938)	(43,391)	(7,306)	(50,381)

Income tax (benefit) expense	490	221	(6,058)	1,620

Loss from continuing operations	(2,428)	(43,612)	(1,248)	(52,001)

Loss from discontinued operations, net of tax	(4,444)	(11,536)	(4,562)	(12,490)

Net loss	$(6,872)	$(55,148)	$(5,810)	$(64,491)

Basic and diluted loss per share from:
Continuing operations	$(0.07)	$(1.53)	$(0.04)	$(1.83)
Discontinued operations	$(0.13)	$(0.40)	$(0.13)	$(0.44)

Net loss	$(0.20)	$(1.93)	$(0.17)	$(2.27)

Shares used in loss per share calculation:
Basic and diluted	35,035	28,560	35,027	28,465
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,810)	$(64,491)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	2,013	3,035
Stock-based compensation	536	5,554
Loss from disposal/impairment of fixed assets	119	4
Impairment of purchased intangible assets	319	11,943
Impairment of goodwill	3,754	33,213

Change in operating assets and liabilities:
Accounts receivable	1,927	(1,238)
Other assets	2,661	(146)
Accounts payable	(334)	(722)
Accrued compensation and related liabilities	1	(1,890)
Deferred revenue	(4,929)	1,306
Income taxes	(10,444)	447
Accrued restructuring charges	392	(161)
Other accrued liabilities	490	(888)

Net cash used in operating activities	(9,305)	(14,034)

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(258)	(1,467)
Acquisition of businesses, net of cash acquired	—	(204)

Net cash used in investing activities	(258)	(1,671)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	5	804
Repurchase of common stock	(102)	(87)
Principal payments under capital lease obligations	(281)	—

Net cash provided by (used in) financing activities	(378)	717

Effect of changes in exchange rates	203	(114)

Net decrease in cash and cash equivalents	(9,738)	(15,102)
Cash and cash equivalents at beginning of period	35,062	37,721

Cash and cash equivalents at end of period	$25,324	$22,619

See notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and 2009 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from the audited financial statements but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2009.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim periods presented and financial condition of the Company as of March 31, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.
     Reclassifications. The Company reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications had no impact on the Company’s total assets, total liabilities or operating and net loss for any periods presented.
     During the second quarter of fiscal year 2010, the Company classified revenues and expenses related to its eSupport disposal group as discontinued operations. Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect current discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.
     The Company assesses the carrying value of long-lived assets at each balance sheet date or whenever events or changes in circumstances indicate that the carrying value of these long-lived assets may not be recoverable. Factors the Company considers important which could result in an impairment review include (1) significant under-performance relative to the expected historical or projected future operating results, (2) significant changes in the manner of use of assets, (3) significant negative industry or economic trends, and (4) significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions about the business or prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s results of operations.
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
     During the quarter ended March 31, 2010, due to the Company’s decision to sell the assets associated with its eSupport disposal group, as well as its FailSafe and HyperSpace product lines, management performed an interim impairment analysis with respect to goodwill and other long-lived assets as of March 31, 2010. For the purposes of this impairment analysis, the Company determined its estimate of fair value using the income approach, which estimates the fair value of the Company’s reporting units, or part thereof, based on future discounted cash flows. As a result of this analysis, during the second quarter of fiscal 2010, the Company recorded an aggregate impairment charge of $0.3 million with respect to its purchased intangible assets associated with eSupport disposal group, which is reported as discontinued operations. During the quarter ended March 31, 2009, the Company had recorded an aggregate impairment charge of $11.9 million with respect to purchased intangible assets. Out of this total impairment charge, $1.5 million related to eSupport and is reclassified to discontinued operations. The Company did not record any impairment charges on the purchased intangible assets during the three months ended December 31, 2009 or December 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of March 31, 2010 and September 30, 2009 (in thousands):

	As of March 31, 2010
			Accumulated	Classified as
	Gross Carrying	Accumulated	Impairment/	Assets Held for	Net Carrying
	Amount	Amortization	Write-off	Sale	Amount
Purchased technologies	$16,484	$(3,753)	$(6,611)	$(3,719)	$2,401
Customer relationships	6,349	(1,003)	(5,235)	(11)	100
Non compete agreements	279	(90)	(145)	—	44
Trade names and others	512	(143)	(222)	(77)	70

	$23,624	$(4,989)	$(12,213)	$(3,807)	$2,615

	As of September 30, 2009
			Accumulated
	Gross Carrying	Accumulated	Impairment/	Classified as Assets	Net Carrying
	Amount	Amortization	Write-off	held for Sale	Amount
Purchased technologies	$16,555	$(3,026)	$(6,302)	$—	$7,227
Customer relationships	6,349	(985)	(5,231)	—	133
Non compete agreements	279	(74)	(145)	—	60
Trade names and others	512	(108)	(216)	—	188

	$23,695	$(4,193)	$(11,894)	$—	$7,608

     The remaining intangible assets as of March 31, 2010 have weighted-average useful lives of 3.4 years each for purchased technologies and customer relationships, 1.4 years for non-compete agreements and 2.4 years for trade names and others. Amortization of purchased intangible assets were $0.3 million and $0.7 million for the three and six months period ended March 31, 2010, respectively, and was $0.7 million and $1.7 million for the three and six months period ended March 31, 2009, respectively.
     The following table summarizes the expected annual amortization expense of the remaining intangibles assets at March 31, 2010 (in thousands):

Expected
Amortization
Expense
Fiscal year ending September 30,
2010	$396
2011	790
2012	758
2013	671

Total	$2,615

     Goodwill. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company tests goodwill for impairment on an annual basis or more frequently, if impairment indicators arise, and writes down the value when considered impaired.
     The goodwill impairment analysis is performed at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
performed as of September 30 using a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. Then, if the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis as described above, the Company performed an interim impairment test for goodwill as of March 31, 2010. Similar to the process followed for the impairment analysis of the intangible assets, the Company based estimates of fair value using the income approach. The significant estimates used included the Company’s weighted average cost of capital, long-term rate of growth, profitability of operations and working capital effects. The assumptions are based on the actual historical performance of the Company’s reporting units and take into account management expectations of the future operations. Based on its interim analysis, the Company recorded an aggregate impairment charge of $3.8 million for goodwill associated with its eSupport disposal group, which is reported as discontinued operations. During the quarter ended March 31, 2009, the Company had recorded an aggregate goodwill impairment charge of $33.2 million. Of this total impairment charge, $9.3 million related to eSupport and is reclassified to discontinued operations. The Company did not record any goodwill impairment charges during the three months ended December 31, 2009 or December 31, 2008.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The compensation costs recognized for awards, other than those attached with the market-based conditions, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on estimated fair value on the grant-date and amortized on a straight-line basis over the options’ vesting period. There was no capitalized stock-based employee compensation cost as of March 31, 2010.
     The Company has elected to use the alternative transition provisions as described in the original accounting standard for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized. There has been no recognized tax benefit relating to stock-based employee compensation as of March 31, 2010.
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Cost of revenues	68	$90	$141	$275
Research and development	464	719	904	1,572
Sales and marketing	248	293	429	722
General and administrative	(2,022)	1,268	(1,002)	2,859

Stock-based compensation expense (benefit) for continuing operations	(1,242)	2,370	472	5,428
Stock-based compensation expense for discontinued operations	31	53	64	126

Total stock-based compensation (benefit) expense	$(1,211)	$2,423	$536	$5,554

     During the current quarter ended March 31, 2010, the Company terminated the employment of two of its most senior executive officers and accordingly reversed previously recognized stock-based compensation cost of $2.6 million for certain awards with market conditions, as the requisite service period was not rendered for certain tranches of these awards. Since the reversal of expense exceeded the compensation expense of $1.4 million recorded on all other stock awards, this resulted in a net stock-based compensation benefit of $1.2 million for the current quarter as compared to $2.4 million of expense recorded for the comparable quarter of fiscal year 2009. Due in part to the reason mentioned above, the expense of $0.5 million for the six months ended March 31, 2010 is also significantly lower than the expense of $5.6 million recorded during the corresponding six months period of fiscal year 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair value of the options granted in the three and six month periods ended March 31, 2010 and 2009 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Expected life from grant date (in years)	5.0 - 6.0	4.0 - 10.0	5.0 - 6.0	4.0 - 10.0
Risk-free interest rate	2.4 - 2.8%	1.4 - 2.6%	0.3 - 5.0%	1.4 - 3.4%
Volatility	0.8	0.7 - 0.8	0.8	0.6 - 0.8
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Expected life from grant date (in years)	—	0.5	—	0.5 - 1.0
Risk-free interest rate	—	0.7%	—	0.7 - 0.9%
Volatility	—	0.9	—	0.9 - 1.3
Dividend yield	—	None	—	None
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
     Computation of Earnings (Loss) per Share. Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 9 —Loss per Share for more information.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Note 2. Assets Held for Sale and Discontinued Operations
     During the first fiscal quarter of 2010, the Company announced a change to its business strategy to enable management to focus its attention on the Company’s core competencies. The strategy called for exploring strategic alternatives for the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services, including the possible divestiture or winding-down of these product lines. As part of this strategy, the Company decided to sell these assets during the current quarter and accordingly classified the assets and liabilities associated with these products and services as disposal groups “Held-for-Sale” as of March 31, 2010. In addition, the results of operations associated with eSupport products and services have been classified as discontinued operations for all periods presented. For a period of time up to the actual disposal, which is currently not expected to be greater than 12 months, the Company will continue to record cash inflows and outflows associated with eSupport products and services in its income statement as part of the discontinued operations. The Company currently does not expect continuation of cash flows after the consummation of any disposal transaction for the eSupport disposal group. FailSafe, Freeze and HyperSpace products do not qualify as separate business operations, and related revenues and expenses therefore continue to be reflected in continuing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale as of March 31, 2010 (in thousands):

As of
March 31, 2010
Assets
Purchased technology and Intangible assets, net	$3,807
Goodwill	1,037
Property and equipment, net	1,043
Other current assets	343
Other assets — noncurrent	226

Total assets held for sale	$6,456

Liabilities
Deferred revenues	$1,264
Accrued compensation and related liabilities	390
Other current liabilities	775
Other liabilities — noncurrent	50

$2,479

     The following table presents the revenues and other components of discontinued operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$655	$675	$1,412	$1,062

Expenses:
Impairment of goodwill, tangible and intangible assets, and costs to sell	$4,289	$10,801	$4,289	$10,801
Other costs	810	1,410	1,685	2,751

Total expenses	$5,099	$12,211	$5,974	$13,552

Loss from discontinued operations, net of tax $0	($4,444)	($11,536)	($4,562)	($12,490)

Note 3. Fair Values
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The following table summarized the carrying amounts and fair values of financial assets subject to fair value measurements at March 31, 2010 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$11,353	$11,353	—	—

Total	$11,353	$11,353	—	—

     As of March 31, 2010, the Company did not have any Level 2 or Level 3 financial assets or liabilities nor were there any transfers of financial assets and liabilities between any of the categories during the quarter ended March 31, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     The Company measures its disposal groups held for sale at the lower of their carrying amount or fair value less cost to sell. The following table summarizes the Company’s net assets of the disposal group held for sale which is measured at fair value as of March 31, 2010:

			Loss for the three
		Significant	and six months
	Balance at	Unobservable	ended March 31,
	March 31, 2010	Inputs (Level 3)	2010
Net assets of disposal group held for sale measured at fair value	$1,000	$1,000	$4,289

Total	$1,000	$1,000	$4,289

     The Company has classified the net assets of its disposal group held for sale and measured at fair value as Level 3 due to the lack of observable inputs to determine the fair values of such net assets. The fair value of net assets of the disposal group held for sale is determined considering active bids from potential buyers and also using the income valuation approach. Significant unobservable inputs used in the income approach primarily include internal cash flow projections and discount rates. Discount rates are calculated using mathematical models that utilize observable inputs such as risk-free interest rates and beta, adjusted for company specific characteristics.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     During the three months ended March 31, 2010, net assets of eSupport disposal group held for sale which are measured at fair value, with a carrying amount of $5.3 million, were written down to their fair value of $1.2 million less costs to sell of $0.2 million (or $1.0 million), resulting in a loss of $4.3 million which is included in Loss from discontinued operations, net of tax.
Note 4. Comprehensive Loss
     The following are the components of comprehensive loss (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net loss	$(6,872)	$(55,148)	$(5,810)	$(64,491)
Other comprehensive income (loss)
Net change in defined benefit obligation	(3)	(3)	(6)	(6)
Net change in cumulative translation adjustment	(39)	225	(313)	647

Comprehensive loss	$(6,914)	$(54,926)	$(6,129)	$(63,850)

Note 5. Restructuring and Asset Impairment Charges
     Restructuring and related asset impairment charges are presented as a separate line item in the Condensed Consolidated Statement of Operations. The following table summarizes the activity related to the asset/liability for restructuring and related asset impairment charges through March 31, 2010 (in thousands):

	Facilities and Other	Severance	Facilities and Other	Severance	Facilities and Other
	Exit Costs	and Benefits	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2007 Plans	Fiscal Year 2009 Plans	Fiscal Year 2009 Plans	Fiscal Year 2010 Plan	Fiscal Year 2010 Plan
Balance of accrual/(other assets) at September 30, 2008	$50	—	—	—	—
Cash payments	(93)	—	—	—	—
True up adjustments	49	—	—	—	—

Balance of accrual/(other assets) at December 31, 2008	6	—	—	—	—
Provision in fiscal year 2009 plans — continuing operations	—	$944	—	—	—
Provision in fiscal year 2009 plans — discontinued operations	—	92	—	—	—
Cash payments	(12)	(718)	—	—	—
Non-cash settlements	—	—	—	—	—
True up adjustments	13	—	—	—	—

Balance of accrual/(other assets) at March 31, 2009	7	318	—	—	—
Provision in fiscal year 2009 plans	—	—	$157	—	—
Cash payments	(11)	(461)	(81)	—	—
Non-cash settlements	—	—	(76)	—	—
True up adjustments	4	199	—	—	—

Balance of accrual/(other assets) at June 30, 2009	—	56	—	—	—
Provision in fiscal year 2009 plans — continuing operations	—	159	101	—	—
Provision in fiscal year 2009 plans — discontinued operations	—	1	—	—	—
Cash payments	(35)	(138)	—	—	—
Non-cash settlements	—	—	(101)	—	—
True up adjustments	213	(78)	6	—	—

Balance of accrual/(other assets) at September 30, 2009	178	—	6	—	—
Provision in fiscal year 2010 plan	—	—	—	$383	$65
Cash payments	(14)	—	—	(326)	(21)
Non-cash settlements	—	—	—	—	(44)
True up adjustments	33	—	—	—	—

Balance of accrual/(other assets) at December 31, 2009	197	—	6	57	—
Provision in fiscal year 2010 plan — continuing operations	—	—	—	755	2
Provision in fiscal year 2010 plan — discontinued operations	—	—	—	22	—
Cash payments	(34)	—	—	(409)	—
Non-cash settlements	—	—	—	—	(2)
Liabilities related to assets for sale	—	—	—	(246)	—
True up adjustments	(2)	—	—	—	—

Balance of accrual/(other assets) at March 31, 2010	$161	$—	$6	$179	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Fiscal Year 2010 Restructuring Plan
     In October 2009, a restructuring plan was approved to close the Company’s facility in Nanjing, China in order to consolidate development activities in the Company’s other locations. The actions under this restructuring activity involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. The Company recorded a restructuring charge of approximately $0.4 million for this plan in the quarter ended December 31, 2009, which is comprised of employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with the closure of the Nanjing facility, are included in the Company’s results of operations. The payments related to this restructuring program were substantially completed as of March 31, 2010.
     In January 2010, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 37 employee positions. During the three months ended March 31, 2010, the Company recorded a restructuring charge of approximately $0.8 million for this plan all of which related to severance and other employee costs. These restructuring costs, which represent the total amount of expenses expected to be incurred in connection with this restructuring plan, are included in the Company’s results of operations for the quarter ended March 31, 2010 and the total estimated unpaid portion of the cost of this restructuring plan was $0.2 million as of such date.
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
     During the year ended September 30, 2009, the Company recorded an aggregate charge of approximately $1.5 million with respect to fiscal year 2009 restructuring plans, related to employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with fiscal year 2009 restructuring plan, are included in the Company’s results of operations. The payments related to these restructuring programs were substantially completed prior to the end of fiscal year 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the Company’s office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs are included in the Company’s results of operations. In addition, restructuring charges aggregating to $0.2 million were recorded in the second and fourth quarters of fiscal year 2009 due to changes in operating expenses and estimates of sublease income associated with this restructuring program. In the quarter ended December 31, 2009, restructuring charges of approximately $34,000 were recorded due to changes in operating expenses and estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of March 31, 2010.
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
     As of March 31, 2010, the first quarter 2007 restructuring plan has an asset balance of approximately $40,000 which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance relate solely to the restructuring activity which was recorded in the fourth quarter of fiscal year 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 6. Property and Equipment, Net
     Property and equipment consisted of the following (in thousands, except estimated useful life):

	Estimated useful	March 31,	September 30,
	life (years)	2010	2009
Computer hardware and software	3	$6,691	$8,131
Telephone system	5	321	389
Furniture and fixtures	5	1,466	1,933
Leasehold improvements		1,716	2,299

Subtotal		10,194	12,752
Less: accumulated depreciation		(7,148)	(7,871)

Property and equipment, net		$3,046	$4,881

     The Company has entered into equipment financing lease arrangements, which allows the Company to acquire up to a total of $1.4 million in equipment. As of March 31, 2010, the Company has fully utilized these equipment financing lease arrangements.
     As of March 31, 2010, the current portion of the present value of the net minimum lease payments is $0.6 million.
     The following is a schedule by years of future minimum lease payments for assets acquired under capital leases together with the present value of the net minimum lease payments as of March 31, 2010 (in thousands):

Fiscal years ending September 30,
2010	$331
2011	506
2012	106

Total minimum lease payments	943
Less: amount representing interest	(56)

Sub-total of present value of net minimum lease payments	887
Classified as liabilities related to assets held for sale	(65)

Present value of net minimum lease payments	$821

     Depreciation expense related to property and equipment, including equipment under capital lease and amortization of leasehold improvements, totaled $0.5 million and $1.1 million for the three and six months ended March 31, 2010, respectively. For the three and six months ended March 31, 2009, the depreciation expense was $0.5 million and $1.0 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 7. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	March 31,	September 30,
	2010	2009
Other assets — current:
Prepaid taxes	$25	$67
Prepaid other	912	1,630
Other assets	310	499

Total other assets — current	$1,247	$2,196

     The following table provides details of other assets — noncurrent (in thousands):

	March 31,	September 30,
	2010	2009
Other assets — noncurrent:
Deposits and other prepaid expenses	$642	$991
Long-term prepaid taxes	—	1,879
Deferred tax	240	212

Total other assets — noncurrent	$882	$3,082

     Long-term prepaid taxes as of September 30, 2009 represented amounts paid as an advance to the Taiwan National Tax Authority (the “TNTA”) pending final tax assessments under Taiwanese transfer pricing guidelines for the periods beginning from fiscal year 2000. During the quarter ended December 31, 2009, the Company received final tax assessments from the TNTA for fiscal years 2000 through 2006, which called for total tax and interest payments of approximately $4.0 million. During the quarter ended December 31, 2009, the Company made cash payments to the TNTA totaling $2.1 million and adjusted the aforementioned prepaid taxes by decreasing the remaining amount due to be paid under the final tax assessments. See Note 12 — Income Taxes for more information.
     The following table provides details of other liabilities — current (in thousands):

	March 31,	September 30,
	2010	2009
Other liabilities — current:
Accounting and legal fees	$682	$519
Obligations under capital lease	576	501
Other accrued expenses	1,555	1,969

Total other liabilities — current	$2,813	$2,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides details of other liabilities — noncurrent (in thousands):

	March 31,	September 30,
	2010	2009
Other liabilities — noncurrent:
Deferred rent	$619	$702
Retirement reserve	1,974	1,527
Obligations under capital lease	245	452
Other liabilities	43	57

Total other liabilities — noncurrent	$2,881	$2,738

Note 8. Segment Reporting and Significant Customers
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
     Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian countries and Europe as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
North America	$3,633	$3,283	$6,017	$6,603
Japan	2,649	3,126	5,127	6,973
Taiwan	6,151	6,859	13,924	15,034
Other Asian countries	1,780	1,019	3,456	2,123
Europe	431	855	953	1,389

Total revenues from continuing operations	14,644	15,142	29,477	32,122
Total revenues from discontinued operations	655	675	1,412	1,062

Total revenues	$15,299	$15,817	$30,889	$33,184

     Substantially all of North America revenues for all periods for continuing operations from external customers was attributed to sales in the United States.
     For the three months ended March 31, 2010, two customers accounted for 11% and 10% of revenues from continuing operations. For the three months ended March 31, 2009, one customer accounted for 11% of revenues from continuing operations. For the six months ended March 31, 2010,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
three customers accounted for 14%, 11% and 10% of revenues from continuing operations. For the six months ended March 31, 2009, two customers accounted for 13% and 12% of revenues from continuing operations. No other customers accounted for more than 10% of revenues from continuing operations during these periods.
Note 9. Loss per Share
     The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009

Loss from continuing operations	$(2,428)	$(43,612)	$(1,248)	$(52,001)
Loss from discontinued operations, net of tax	(4,444)	(11,536)	(4,562)	(12,490)

Net loss	$(6,872)	$(55,148)	$(5,810)	$(64,491)

Basic and diluted loss per share from:
Continuing operations	$(0.07)	$(1.53)	$(0.04)	$(1.83)
Discontinued operations	$(0.13)	$(0.40)	$(0.13)	$(0.44)

Net loss	$(0.20)	$(1.93)	$(0.17)	$(2.27)

Weighted average common shares outstanding:
Basic and diluted	35,035	28,560	35,027	28,465
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
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net loss per share were approximately 7.7 million and 8.1 million for the three month periods ended March 31, 2010 and 2009, respectively, and were approximately 7.8 million and 7.7 million for the six month periods ended March 31, 2010 and 2009, respectively.
Note 10. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock or non-vested stock) granted under various plans and the majority of the plans have been approved by our stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by our stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Options to non-employee directors granted prior to April 1, 2008 and certain

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
options granted during fiscal 2009 were fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of March 31, 2010, the Purchase Plan program remains suspended as substantially all the shares under the Purchase Plan have been issued. Under the Company’s stock plans, as of March 31, 2010, restricted share awards and option grants for 7.6 million shares of common stock were outstanding from prior awards and 3.9 million shares of common stock were available for future awards. The outstanding awards and grants as of March 31, 2010 had a weighted average remaining contractual life of 5.98 years and an aggregate intrinsic value of $0.8 million. Of the options outstanding as of March 31, 2010, there were options exercisable for 3.8 million shares of common stock having a weighted average remaining contractual life of 4.15 years and an aggregate intrinsic value of approximately $90,000.
     As of March 31, 2010, there was $7.8 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.84 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these options will be different from the Company’s expectations.
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Life	Aggregate Intrinsic
	Number of Shares	(per share)	(in years)	Value (in thousands)
Outstanding at September 30, 2009	7,820,610	$6.96
Options granted	1,677,325	2.80
Options exercised	(2,000)	2.49
Options canceled	(2,353,988)	6.72

Outstanding at March 31, 2010	7,141,947	$6.07	5.98	$826

Exercisable at March 31, 2010	3,809,996	$6.86	4.15	$90
     The Company had approximately 7.6 million and 8.0 million of options and awards outstanding as of March 31, 2010 and 2009, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the six months ended March 31, 2010 and 2009 are $1.78 and $1.97, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the six months ended March 31, 2009 were $1.33. The total intrinsic value of options exercised for the six months ended March 31, 2010 and 2009 are approximately $2,000 and $28,000, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Non-vested stock activity for the three and six months ended March 31, 2010 is summarized as follows:

	Three months ended March 31, 2010		Six months ended March 31, 2010
		Weighted Average		Weighted Average
	Non-vested Number	Grant-Date Fair	Non-vested Number	Grant-Date Fair
	of Shares	Value (per share)	of Shares	Value (per share)
Nonvested stock at beginning of period	73,374	$4.79	77,749	$4.78
Granted	425,000	2.70	425,000	2.70
Vested	(62,520)	3.68	(66,895)	3.74
Forfeited	(12,500)	4.45	(12,500)	4.45

Nonvested stock at March 31, 2010	423,354	$2.86	423,354	$2.86

     As of March 31, 2010, $0.1 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 0.6 years.
Note 11. Commitments and Contingencies
     Leases
     The Company has commitments related to office facilities under operating leases. As of March 31, 2010, the Company had net commitments for $7.8 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations also include (i) a facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) a facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, the Company is committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 5 — Restructuring and Asset Impairment Charges for more information on the Company’s restructuring plans. In addition, as of March 31, 2010, the Company is committed to pay approximately $0.8 million for the assets acquired under capital lease arrangements. See Note 6 — Property and Equipment, Net for the break-down of future minimum lease payments for assets acquired under capital lease arrangements together with the present value of the net minimum lease payments as of March 31, 2010.
     As of March 31, 2010, future net minimum operating lease payments were as follows (in thousands):

Fiscal years ending September 30, 2010	$1,675
2011	3,038
2012	2,483
2013	2,186
2014	202

Total minimum operating lease payments	9,585
Less: sublease rentals	(1,754)

Net minimum operating lease payments	$7,831

     Litigation
     The Company is subject to certain legal proceedings that arise in the normal course of its business. The Company believes that the ultimate amount of liability, if any, for pending claims of any

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
type (either alone or combined), including the legal proceeding described below, will not materially affect the Company’s results of operations, liquidity, or financial position taken as a whole. However, actual outcomes may be materially different than anticipated.
     Phoenix Technologies Ltd v. DeviceVM, Inc. On July 20, 2009, the Company filed a complaint in the Superior Court of California in Santa Clara County against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Superior Court of California in Santa Clara County to the United States District Court for the Northern District of California. On December 10, 2009, DeviceVM filed counterclaims for false advertising, unfair competition and tortious interference with prospective economic advantage. On January 8, 2010, DeviceVM dismissed its claim for tortious interference with prospective economic advantage and added a claim for patent infringement. On February 4, 2010, the Company filed an additional complaint in the Northern District of California against DeviceVM for patent infringement, seeking damages and a court-ordered injunction. The Company does not believe that DeviceVM’s counterclaims have merit and intends to defend itself vigorously.
Note 12. Income Taxes
     The Company recorded an income tax expense of $0.5 million and an income tax benefit of $6.1 million for the three and six months ended March 31, 2010, respectively, as compared to an income tax expense of $0.2 million and $1.6 million for the three and six months ended March 31, 2009, respectively. The income tax benefit for the six months ended March 31, 2010 was comprised of the reduction in uncertain tax liabilities associated with the Taiwan tax settlement for the fiscal years 2000-2006 of $5.2 million and a change in the measurement of uncertain tax positions in Taiwan for the fiscal years 2007-2009 of $1.9 million, reduced by income tax expense related to foreign operations of $1.0 million. The income tax expense for the six months ended March 31, 2009 was comprised of $2.0 million related to foreign operations and state income taxes, reduced by $0.2 million of income tax benefit related to an R&D credit refund and $0.2 million related to the reduction of deferred tax liabilities associated with the impairment of goodwill and intangibles of companies acquired in the year ended September 30, 2008.
     The income tax provision for the quarter ended March 31, 2010 was calculated based on the results of operations for the three and six months ended March 31, 2010 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of March 31, 2010, the Company has deferred tax assets of $78.6 million and it continues to be the assessment of management that a full valuation allowance against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.2 million at March 31, 2010 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Uncertain Tax Positions
     The Company applies the provisions of FASB ASC 740, Income Taxes, to its uncertain tax positions. The total liability for uncertain tax positions as of September 30, 2009 excluding interest and penalties was $23.0 million. During the six months ended March 31, 2010, the liability associated with uncertain tax positions decreased by $8.5 million. This decrease was comprised of a reduction in the liability associated with the settlement with the TNTA covering the fiscal years 2000-2006 of $8.5 million and a change in management’s assessment of the uncertain tax positions in Taiwan covering the fiscal years 2007-2009 of $1.9 million, offset by a reclassification of withholding taxes of $1.2 million and the continued uncertain tax positions in foreign tax jurisdictions of $0.7 million. Accordingly, the amount of unrecognized tax benefits as of March 31, 2010, excluding interest and penalties, was $14.5 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2009	$23,030
Additions based on tax positions related to current year	691
Reductions for tax positions taken in prior years	(9,167)

Gross balance at March 31, 2010	14,554
Interest and penalties	108

Balance at March 31, 2010	$14,662

     During fiscal year ended September 30, 2009, the Company submitted a proposal to the TNTA for a re-examination of the allocation of expenses under Taiwanese transfer pricing guidelines for fiscal years 2000 through 2006. During the three months ended December 31, 2009, the Company received final tax assessments from the TNTA in respect of each of these years that were in accordance with the proposal submitted by the Company. The assessments called for total tax and interest payments of approximately $4.0 million, of which approximately $1.9 million had previously been paid by the Company. Accordingly, during the three months ended December 31, 2009, the Company made cash payments to the TNTA totaling $2.1 million in final settlement of its liabilities for taxes and related interest for these years. In accordance with its policies regarding the accounting for uncertain tax positions, the Company had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. During the three months ended December 31, 2009, and as a result of the final assessment of $4.0 million, the Company recorded a tax benefit relating to these years of approximately $5.2 million.
     During the three months ended December 31, 2009 and following the settlement with the TNTA for the 2000 through 2006 tax years, the Company reviewed its methodology associated with the measurement of the uncertain tax positions related to its transfer pricing exposure in Taiwan for the open tax years 2007 through 2009. The Company determined that, for the tax years 2007 through 2009, an exposure of $4.6 million exists, which, as of March 31, 2010, has been fully reserved. The Company had previously recorded tax expenses totaling approximately $6.5 million related to tax years 2007 through 2009. As a result of this change in measurement, the Company recorded a tax benefit of approximately $1.9 million.
     As of March 31, 2010, the Company continues to have tax exposure in Taiwan and other foreign jurisdictions. For the six months ended March 31, 2010, the Company recorded a liability for uncertain tax positions in Taiwan and other foreign jurisdictions of $0.7 million. As of March 31, 2010, an aggregate exposure of $9.2 million has been fully reserved. The Company believes that the reserves established for this exposure are adequate under the present circumstances.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.1 million of interest and penalties accrued for the six months ended March 31, 2010.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to routine examinations by foreign tax authorities for years before 2001 and is no longer subject to routine examinations by U.S. tax authorities for years before 2004.
Note 13. Subsequent Events
     On April 7, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Absolute Software Corporation, a British Columbia corporation (“Absolute Software”), pursuant to which Absolute Software acquired all of the Company’s rights, title and interests in certain intellectual property and other related assets of the Company’s FailSafe and Phoenix Freeze products and services (the “Purchased Assets”) for a purchase price of approximately $6.9 million in cash. The Company also granted Absolute Software licenses for certain intellectual property excluded from the Purchased Assets in order for Absolute Software to use FailSafe, Freeze and other related products and services. The APA contains customary representations and warranties by the Company and Absolute Software. It also includes a non-competition provision under which the Company agreed not to engage in certain competitive activities relating to the Purchased Assets for a specified period following the execution of the Asset Purchase Agreement. The closing was completed on April 7, 2010.
     On April 8, 2010, management of the Company approved a restructuring plan in connection with the sale of the intellectual property and other related assets of the Company’s FailSafe and Phoenix Freeze products and services to Absolute Software on April 7, 2010. The Company expects to record a restructuring charge in the aggregate amount of approximately $0.5 million in the third quarter of fiscal year 2010, all of which represents cash expenditures. The actions under this restructuring will involve terminating approximately 32 employees and vacating one of the Company’s Bangalore, India facilities. It is estimated that the actions under this restructuring plan will be completed within the third quarter of fiscal year 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information appearing in this quarterly report.
Overview
     We design, develop and support core system software (“CSS”) for personal computers (“PCs”) and other computing devices. Our CSS products, which are commonly referred to as firmware, support and enable the compatibility, connectivity, security and manageability of the various components and technologies used in such devices. We sell our CSS products primarily to computer and component device manufacturers and we also provide these customers with training, consulting, maintenance and engineering services.
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
     We also design, develop and support operating system software for PCs and other similar devices. HyperSpace™, our operating system software, is a technology that significantly reduces the boot time of a PC by providing instant-on capabilities and conserves battery life. Our HyperCore™ product incorporates virtualization technologies which create or support virtual machines — environments which enable multiple operating systems to run simultaneously on a single computer. Our Phoenix FlipTM product is a CSS plug-in technology that enables a device user to switch easily between two different operating systems on a single device.
     We also offer eSupport, a suite of products and services generally delivered over the Internet which help users keep their computing devices both well-tuned and fully up-to-date for drivers and with respect to the operating system’s registry.
     During the first fiscal quarter of 2010, we announced a change to our business strategy to enable management to focus its attention on the Company’s core competencies. To implement the new strategy, the Company announced the appointment of Thomas A. Lacey as its President and Chief Executive Officer and a member of its Board of Directors in February 2010. As part of this change in its business strategy, the Company intends to focus on the CSS markets in which Phoenix has a long-established leadership position. A substantial majority of the Company’s revenues in fiscal years 2007, 2008 and 2009, and the first six months of fiscal year 2010 were derived from sales of CSS products and related services. As discussed below, the Company decided to sell the assets associated with its newer application-based products during the current quarter ended March 31, 2010.
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
Our revenues arise primarily from two sources:

1.	License fees: revenues arising from agreements that license our software and other intellectual property rights to third parties. Primary license fee sources include: (1) CSS system firmware development platforms, firmware agents and firmware run-time licenses; (2)software development kits and software development tools; (3)device driver software; (4)embedded operating system software; and (5)embedded application software.

2.	Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software development, customization, deployment, support and training.
Overview of Second Quarter Fiscal Year 2010 Results
•	We recorded revenues of $14.6 million during the three months ended March 31, 2010, which represents a decrease of $0.5 million, or 3%, as compared to $15.1 million recorded during the corresponding three months of our preceding fiscal year 2009. The decrease is mainly due to reduction in revenues derived from professional services and also due to the decrease recorded in both subscription and license fees as a result of an industry-wide decline in average selling prices, our loss of certain key customers and overall market share as well as our subsequent discontinuation of certain subscription based services offered during the second quarter of fiscal year 2009.

•	We recorded total expenditures (including operating expenses and cost of revenues) of $16.5 million during the three months ended March 31, 2010, which compares to $58.9 million recorded during the corresponding quarter of preceding fiscal year 2009 representing a net decrease of 72%, or $42.3 million. The decrease is primarily due to reduction in aggregate impairment and amortization charges associated with acquired intangible assets by $10.5 million, and to impairment charges incurred in the fiscal 2009 period associated with goodwill of $23.9 million. The balance of the decrease is mainly due to the reduction in other operating costs as the Company implemented strategic cost management initiatives, as well as to the reversal of previously recognized stock-based compensation expense of $2.6 million and to decreases in cost of revenues.

•	We recorded an after-tax loss of $2.4 million and $4.4 million from continuing operations and discontinued operations, respectively, which resulted in an overall net loss of $6.9 million or ($0.20) per share.

•	We ended our second fiscal quarter of 2010 with a cash and cash equivalents of $25.3 million and used net cash of $9.3 million in operating activities during the first six months of fiscal year 2010. The primary reasons that contributed to the use of cash for operating activities were the loss before income taxes of $11.9 million (including that classified as discontinued operations) and the cash payments of $2.1 million to the Taiwan National Tax Authority (the “TNTA”) during the first quarter of fiscal year 2010, offset by non-cash items and other working capital changes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•	Our total order backlog as of March 31, 2010, comprised of unbilled volume purchase agreements (“VPA”) commitments and deferred revenue, was $36.7 million, which represents a decrease of $4.2 million, or 10%, from $40.9 million as of December 31, 2009 and a decrease of $4.3 million, or 11%, from $41.0 million as of March 31, 2009. The decline is principally related to the fact that new contracts executed in the recent periods had lower pricing due to competitive pressures, compared to the contracts signed during the prior periods.

•	During the first fiscal quarter of 2010, we announced a change to our business strategy to enable management to focus its attention on the Company’s core competencies. The strategy called for exploring strategic alternatives for the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services, including the possible divestiture or winding-down of these product lines. As part of this strategy, management decided to sell these assets during the current quarter and accordingly classified the assets and liabilities associated with these products and services as disposal groups “Held-for-Sale” as of March 31, 2010. In April 2010, we announced the completion of a sale of certain intellectual property and other related assets of our FailSafe and Freeze products and services, and the grant of licenses to certain other intellectual property related to the use of such products and services. In addition, the results of operations associated with eSupport products and services have been classified as discontinued operations for all periods presented. For a period of time up to the actual disposal, which is currently not expected to be greater than 12 months, the Company will continue to record cash inflows and outflows associated with eSupport products and services in its income statement as part of the discontinued operations. The Company currently does not expect continuation of cash flows after the consummation of any disposal transaction for eSupport disposal group. FailSafe, Freeze and HyperSpace products do not qualify as separate business operations, and related revenues and expenses therefore continue to be reflected in continuing operations. Unless noted otherwise, discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section pertain to continuing operations.
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
     We believe that the estimates and assumptions involved in revenue recognition, valuation and impairment of goodwill and other long-lived intangible assets, allowances for accounts receivable, accounting for income taxes, stock-based compensation, retirement benefits, restructuring and asset impairment charges and fair value accounting have the greatest potential impact on our Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. The critical accounting policies and estimates are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no significant changes during the three and six months ended March 31, 2010 to these policies or the process followed to develop estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
     The following table presents information regarding our results of continuing operations as a percentage of total consolidated revenues:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
License fees	86%	83%	86%	84%
Subscription fees	<1%	<1%	<1%	<1%
Service fees	14%	16%	14%	15%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License fees	<1%	1%	1%	1%
Subscription fees	<1%	1%	<1%	<1%
Service fees	13%	13%	12%	13%
Amortization of purchased intangible assets	3%	5%	2%	5%
Impairment of purchased intangible assets	<1%	69%	<1%	33%

Total cost of revenues	16%	89%	15%	52%

Gross margin	84%	11%	85%	48%

Operating expenses:
Research and development	53%	68%	55%	65%
Sales and marketing	22%	34%	27%	32%
General and administrative	17%	33%	25%	33%
Restructuring and asset impairment	5%	6%	4%	3%
Impairment of goodwill	<1%	158%	<1%	74%

Total operating expenses	97%	299%	110%	207%

Operating loss	(13)%	(289)%	(25)%	(159)%

Interest and other income (expenses), net	(<1%)	1%	<1%	2%

Loss from continuing operations before income taxes	(13)%	(288)%	(25)%	(157)%

Income tax (benefit) expense	3%	1%	(21)%	5%

Loss from continuing operations	(17)%	(288)%	(4)%	(162)%

*	Certain percentages in the above table do not foot correctly due to the rounding

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues
     Revenues by geographic region for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Revenues:
North America	$3,633	$3,283	11%	$6,017	$6,603	(9)%
Japan	2,649	3,126	(15)%	5,127	6,973	(26)%
Taiwan	6,151	6,859	(10)%	13,924	15,034	(7)%
Other Asian countries	1,780	1,019	75%	3,456	2,123	63%
Europe	431	855	(50)%	953	1,389	(31)%

Total revenues from continuing operations	14,644	15,142	(3)%	29,477	32,122	(8)%
Total revenues from discontinued operations	655	675		1,412	1,062

Total revenues	$15,299	$15,817		$30,889	$33,184

     Substantially all of North America revenues for all periods for continuing operations from external customers was attributed to sales in the United States.
     Total revenues from continuing operations for the three months ended March 31, 2010 were $14.6 million, a decrease of $0.5 million, or 3%, from revenues of $15.1 million reported for the corresponding quarter of fiscal year 2009. Revenues for the second quarter of fiscal year 2010 for most geographic regions, with the exception of North America and Other Asian countries, decreased as compared to the same period in fiscal year 2009. Total revenues from continuing operations for the six months ended March 31, 2010 were $29.5 million, a decrease of $2.6 million, or 8%, from revenues of $32.1 million reported for the same period of fiscal year 2009. Revenues for the first six months of fiscal year 2010 for most geographic regions, with the exception of Other Asian countries, decreased as compared to the same period in fiscal year 2009. The decline in revenue during the three and six months ended March 31, 2010 by 15% and 26%, respectively, from Japan is mainly due to the loss of two significant customers in the Japanese territory in the second half of fiscal year 2009. The decline in revenue in the three and six months ended March 31, 2010 by 10% and 7%, respectively, from Taiwan is mainly due to a combination of lower average selling prices as well as overall declines in shipments by our OEM and ODM customers and reduced service revenues from our VPA customers. The decrease in revenue during the three and six months ended March 31, 2010 by 50% and 31%, respectively, from Europe is mainly due to decreased revenue from one significant customer as a result of contract consolidation with its parent company located outside of the European territory. The increase in revenue during the three and six months ended March 31, 2010 by 75% and 63%, respectively, from Other Asian countries was mainly due to additional revenue generated from one significant customer in the Korean market. The increase in revenue during the three months ended March 31, 2010 by 11% from North America was mainly due to an overall increase in shipments by certain customers, while the decrease of 9% from the same region during the six months ended March 31, 2010 was primarily attributable to decreased royalties received from certain Pay as You Go customers due to lower shipments mainly during the first quarter of fiscal year 2010.
     Revenues by sources for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
License revenues	$12,563	$12,628	(1)%	$25,451	$27,112	(6)%
Subscription revenues	7	67	(89)%	8	129	(94)%
Service revenues	2,074	2,447	(15)%	4,018	4,881	(18)%

Total revenues	$14,644	$15,142	(3)%	$29,477	$32,122	(8)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     License fees for the three months ended March 31, 2010 were $12.6 million, a marginal decrease of less than $0.1 million, or 1%, from $12.6 million recorded for the same period in fiscal year 2009. As a percentage of consolidated revenues, license revenues in the three months ended March 31, 2010 were 86% versus 83% in the same period in fiscal year 2009.
     License fees for the six months ended March 31, 2010 were $25.5 million, a decrease of $1.7 million, or 6%, from $27.1 million recorded for the same period in fiscal year 2009. As a percentage of consolidated revenues, license revenues in the six months ended March 31, 2010 were 86% versus 84% in the same period in fiscal year 2009.
     The decrease in license fees during the first six months of fiscal year 2010 is primarily due to an industry-wide decline in average selling prices and the loss of two key customers in the Japan region in the second half of fiscal year 2009.
     During the three and six months ended March 31, 2010, we recognized subscription fee revenues of approximately $7,000 and $8,000, respectively. The subscription revenues associated with the sale of eSupport products and services amounting to approximately $0.7 million and $1.4 million for the three and six months ended March 31, 2010, respectively, have been reclassified and reported under Loss from discontinued operations, net of tax. During the three and six months ended March 31, 2009, we recognized subscription fee revenues of approximately $67,000 and $129,000, respectively. The subscription revenues associated with the sale of eSupport products and services amounting to approximately $0.7 million and $1.1 million for the three and six months ended March 31, 2009, respectively, have been reclassified and reported under Loss from discontinued operations, net of tax.
     Service fees for the three months ended March 31, 2010 were $2.1 million, a decrease of approximately $0.4 million, or 15%, from $2.4 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, service fees were 14% in the current quarter of fiscal year 2010 versus 16% for the same period in the previous fiscal year 2009. Service fees for the six months ended March 31, 2010 were $4.0 million, a decrease of approximately $0.9 million, or 18%, from $4.9 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, service fees were 14% for the first six months of fiscal year 2010 versus 15% for the same period in the previous fiscal year 2009. The decrease in revenues associated with service fees during the three and six months ended March 31, 2010 was primarily the result a decreased number of support service days sold to our customers due to lower shipments and loss of overall market share.
Cost of Revenues
     Cost of revenues for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Cost of revenues	2,288	13,521	(83)%	4,338	16,657	(74)%
Percent of consolidated revenue	16%	89%		15%	52%
     Cost of revenues mainly consists of third party license fees, service fees and amortization and impairment of purchased intangible assets. License fees are primarily third party royalty fees, electronic product fulfillment costs and the costs of product labels for customer use. Service fees include personnel-related expenses such as salaries and other related costs associated with work performed under professional service contracts, non-recurring engineering agreements and post-sales customer support costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cost of revenues decreased by approximately $11.2 million, or 83%, from $13.5 million in the three months ended March 31, 2009, to $2.3 million in the three months ended March 31, 2010. Of the $11.2 million decrease, $10.9 million was associated with the impairment and additional amortization charges recorded on purchased intangibles assets in the quarter ended March 31, 2009. The other decrease of $0.3 million was associated with lower cost of revenues recognized on all other streams of revenues.
     Cost of revenues decreased by approximately $12.3 million, or 74%, from $16.7 million in the six months ended March 31, 2009, to $4.3 million in the six months ended March 31, 2010. Of the $12.3 million decrease, $11.5 million was associated with the impairment and additional amortization charges recorded on purchased intangibles assets during the first six months of fiscal year 2009. The other decrease of $0.8 million was associated with lower cost of revenues recognized on all other streams of revenues, mainly service fees where cost of revenues decreased by $0.5 million due to the decrease in associated service fees revenues.
Research and Development Expenses
     Research and development expenses for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Research and development	7,697	10,313	(25)%	16,121	20,781	(22)%
Percent of consolidated revenue	53%	68%		55%	65%
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.
     Research and development expenses decreased by $2.6 million, or 25%, to $7.7 million for the three months ended March 31, 2010, from $10.3 million for the same period in fiscal year 2009. The decrease was principally due to decreases in payroll and related benefit expenses of $1.3 million, which is in line with the reduction in the number of engineering and engineering management personnel from 367 to 280, a reduction in stock-based compensation expense by $0.3 million, decreased consulting fees of $0.4 million related mainly to the reduction in use of consultants for research and development activities, decreased travel expenses and recruitment fee of $0.1 million each and a reduction in certain other overhead expenses by $0.4 million.
     Research and development expenses decreased by $4.7 million, or 22%, to $16.1 million for the six months ended March 31, 2010, from $20.8 million for the same period in fiscal year 2009. The decrease was principally due to decreases in payroll and related benefit expenses of $2.2 million due to reduction in the number of engineering and engineering management personnel, a reduction in stock-based compensation expense by $0.7 million, decreased consulting fees of $1.3 million related mainly to the reduction in use of consultants, decreased travel expenses and recruitment fee aggregating to $0.4 million and a reduction in certain other overhead expenses by $0.1 million.
     Despite the decrease in revenues, research and development expenditures declined as a percentage of consolidated revenues by 15 percentage points in the current quarter and 10 percentage points in the six months ended March 31, 2010 due to the decreased spending described above. Due to our decision to divest products and services related to FailSafe, Freeze and HyperSpace, we expect

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
research and development expenses to further decrease in absolute dollars for the remaining quarters of fiscal year 2010.
Sales and Marketing Expenses
     Sales and marketing expenses for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	3,268	5,218	(37)%	7,973	10,141	(21)%
Percent of consolidated revenue	22%	34%		27%	32%
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
     Sales and marketing expenses decreased by $2.0 million, or 37%, to approximately $3.3 million for the three months ended March 31, 2010 from $5.2 million for the same period in the previous fiscal year. The decrease was principally due to reduction in spending on marketing campaigns and other related expenses of $1.2 million, decreased payroll and related benefit expenses of $0.6 million, which is in line with the reduction in the number of sales and marketing personnel from 59 to 48, and a decrease in certain other sales and marketing related overhead expenses by $0.2 million.
     Sales and marketing expenses decreased by $2.2 million, or 21%, to approximately $8.0 million for the six months ended March 31, 2010 from $10.1 million for the same period in the previous fiscal year. The decrease was principally due to reduction in spending on marketing campaigns and other related expenses by $1.2 million, decreased payroll and related benefit expenses of $0.3 million, reduction in consulting fees of $0.2 million and a decrease in certain other sales and marketing related overhead expenses by $0.5 million.
     The decrease of 12 percentage points for the current quarter and five percentage points for the six months ended March 31, 2010 in sales and marketing expenses as a percentage of consolidated revenues as compared to the same periods in the prior fiscal year was a result of decreased spending described above. Due to our decision to divest products and services related to FailSafe, Freeze and HyperSpace, we expect sales and marketing expenses to further decrease in absolute dollars for the remaining quarters of fiscal year 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General and Administrative Expenses
     General and administrative expenses for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
General and administrative	2,533	4,987	(49)%	7,222	10,607	(32)%
Percent of consolidated revenue	17%	33%		25%	33%
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses decreased by $2.5 million, or 49%, to $2.5 million for the three months ended March 31, 2010 from $5.0 million for the same period in the previous fiscal year. The decrease was primarily related to reduction in payroll and related benefit expenses of $2.8 million associated mainly with a reversal of previously recognized stock-based compensation cost of $2.6 million for certain awards based on market conditions, reduction in outside recruiting fees of $0.2 million partially offset by a $0.5 million net increase in other general and administration expenditures.
     General and administrative expenses decreased by $3.4 million, or 32%, to $7.2 million for the six months ended March 31, 2010 from $10.6 million for the same period in the previous fiscal year. The decrease was primarily related to reduction in payroll and related benefit expenses of $3.3 million (including the reversal of certain stock-based compensation cost described above), reduction in outside consulting and recruiting fees by $0.3 million and $0.2 million, respectively, partially offset by a $0.4 million net increase in other general and administration expenditures.
     Despite the reduction in revenues, a decrease in general and administrative expense as a percentage of consolidated revenues by 16 percentage points for the current quarter and eight percentage points for the six months ended March 31, 2010 as compared to the same period in the prior fiscal year was a result of decreased spending as described above. Although our decision to divest in products and services related to FailSafe, Freeze and HyperSpace would result in decreased expenditure, due to the non-recurring nature of the stock-based compensation benefit recognized during the current quarter; we expect general and administrative expenses to slightly increase in absolute dollars for the remaining quarters of fiscal 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restructuring and Asset Impairment
     In response to the challenging global economic environment and with a view to better align and consolidate the Company’s development activities, in October 2009 management approved the closure of the Company’s facility in Nanjing, China. The actions under this restructuring plan involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. In addition, in January 2010, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 37 employee positions. During the three months and six months period ended March 31, 2010, we recorded approximately $0.8 million and $1.2 million, respectively, as charges associated with the above referred restructuring plans as well as certain true-up adjustments recorded in relation to the plans announced during the prior periods. The restructuring charges are principally associated with severance and employee relocation costs, asset impairments and certain other exit costs. See Note 5 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans.
Interest and Other Income (Expenses), Net
     Net interest and other income (expenses) for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Interest and other income (expenses), net	(41)	335	(112)%	107	605	(82)%
Percent of consolidated revenue	(<1%)	2%		<1%	2%
     Net interest and other income (expenses) consists mostly of interest income, which is primarily derived from cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets, interest expenses and other miscellaneous expenses/income.
     We incurred approximately $41,000 in net interest and other expenses for the quarter ended March 31, 2010 as compared to a net income of $0.3 million earned during the corresponding quarter of fiscal year 2009, resulting in a net change of approximately $0.4 million. For the six months ended March 31, 2010, we earned $0.1 million in net interest and other income as compared to $0.6 million for the same period of fiscal year 2009, representing an approximate decrease of $0.5 million. This reduction in income resulted primarily from increase in net foreign exchange losses related mainly to depreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure.
Provision for Income Taxes
     Income tax (benefit) expense for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,			Six months ended March 31,
	2010	2009	% Change	2010	2009	% Change
Income tax (benefit) expense	490	221	122%	(6,058)	1,620	(474)%
Percent of consolidated revenue	3%	1%		(21%)	5%
     We recorded an income tax expense of $0.5 million for the three months ended March 31, 2010, a net change of approximately $0.3 million, or 122%, from $0.2 million recorded for the same period in fiscal year 2009. The net change of income tax expense is primarily associated with the income tax benefit of $0.5 million related to deferred tax liabilities on the impairment of goodwill and intangibles

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of the companies acquired in the year ended September 30, 2008 and of $0.1 million related to an R&D credit refund for the quarter ended March 31, 2009; offset by the reduction of the liability for uncertain tax positions of $0.3 million for the quarter ended March 31, 2010.
     The $0.5 million income tax expense for the three months ended March 31, 2010 is primarily due to income taxes from foreign operations.
     We recorded an income tax benefit of $6.1 million for the six months ended March 31, 2010, a net change of approximately $7.7 million, or 474%, from the expense of $1.6 million recorded for the same period in fiscal year 2009. The change is primarily associated with the reduction in uncertain tax liabilities associated with the Taiwan tax settlement as described in Note 12 — Income Taxes in the Notes to Condensed Consolidated Financial Statements.
     The $6.1 million income tax benefit for the six months ended March 31, 2010 is due to the removal of liabilities for uncertain tax positions of $7.1 million, comprised of $5.2 million for the fiscal years 2000 through 2006 and $1.9 million for the fiscal years 2007 through 2009, offset by income tax expense of $1.0 million recorded for the six months ended March 31, 2010 in relation to the Company’s foreign operations.
     The income tax expense for the quarter was calculated based on the results of operations for the three months ended March 31, 2010 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.
Loss from Discontinued Operations, Net of Tax
     As of March 31, 2010, the results of operations associated with eSupport products and services have been classified as discontinued operations for all periods presented. The following table presents the revenues and other components of the amounts included under Loss from discontinued operations, net of tax (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$655	$675	$1,412	$1,062

Expenses:
Impairment of goodwill, tangible and intangible assets, and costs to sell	$4,289	$10,801	$4,289	$10,801
Other costs	810	1,410	1,685	2,751

Total expenses	$5,099	$12,211	$5,974	$13,552

Loss from discontinued operations, net of tax $0	( $4,444)	( $11,536)	( $4,562)	( $12,490)

Acquisitions
     We did not acquire any businesses in fiscal year 2009 or the first half of fiscal year 2010. In fiscal year 2008, we acquired three business entities all of which were accounted for in accordance with the authoritative accounting pronouncements for Business Combinations.
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
impairment events occur, such as that arising during the current quarter related to the Company’s discontinued operations, they could also accelerate the timing of charges.
Financial Condition
     At March 31, 2010, our principal source of liquidity consisted of cash and cash equivalents totaling $25.3 million compared to cash and cash equivalents totaling $22.6 million at March 31, 2009 and $35.1 million at the end of fiscal year 2009.
     During the six months ended March 31, 2010, cash decreased by $9.7 million mainly as a result of $9.3 million used in operating activities, $0.4 million used in financing activities and $0.3 million used in investing activities, partially offset by $0.2 million increase due to the effect of changes in currency exchange rates. Net cash of $9.3 million used in operating activities consisted of net loss of $5.8 million adjusted for non-cash items including depreciation, amortization, stock-based compensation expense, loss from disposal/impairment of fixed assets and impairment of purchased intangible assets and goodwill aggregating to $6.7 million offset by a net change in working capital to the extent of $10.2 million. The net changes in working capital and other activities related primarily to: (a) a $10.4 million decrease in income taxes payable as the Company made cash payments of $2.1 million to the TNTA and adjusted liabilities of $7.1 million for uncertain tax positions related to its operations in Taiwan during the first quarter ended December 31, 2009; (b) a $4.9 million decrease in deferred revenue mainly driven by lower billings during the current period; and (c) a net decrease of $0.3 million in accounts payable, partially offset by (i) a $1.9 million decrease in accounts receivable as the Company was able to collect outstanding debts from some of its large customers; (ii) a $2.7 million reduction in other assets mainly driven by adjustment of prepaid taxes of $1.9 million towards the amounts due to be paid under the final tax assessments for fiscal years 2000 through 2006 received from the TNTA during the first quarter of fiscal year 2010; and (iii) an aggregate change of approximately $0.9 million in restructuring and other accrued liabilities.
     Cash used in investing activities was due to purchases of property and equipment of $0.3 million, while cash of $0.4 million was used in financing activities mainly for principal payments made under capital lease obligations and repurchases of common stock.
     At March 31, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $22.6 million. During the six months ended March 31, 2009, cash decreased by $15.1 million mainly as a result of $14.0 million and $1.7 million used in operating activities and investing activities, respectively, and a $0.1 million decrease due to the effect of changes in currency exchange rates. These cash uses were offset by cash of $0.7 million provided by financing activities. Cash used in operating activities was primarily due to the net loss of $64.4 million adjusted for non-cash items such as depreciation, amortization, impairment of purchased intangible assets and goodwill and stock-based compensation expense aggregating to $53.7 million. In addition, cash used in operations to the extent of $3.3 million was attributed to the changes in operating assets and liabilities related primarily to a $1.2 million increase in accounts receivable, due in part to delay in receipt of a payment from a large customer; $1.9 million and $0.9 million decrease in accrued compensation and related liabilities and other accrued liabilities, respectively, primarily due to payment of bonuses to employees based on the Company’s performance for fiscal year 2008; $0.6 million decrease in other operating assets and liabilities which was partially offset by a $1.3 million increase in deferred revenue mainly driven by higher prepayments received and lower revenue generated from our VPA arrangements. Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $1.5 million and additional acquisitions related costs of $0.2 million, while cash of $0.7 million provided by financing activities was mainly due to proceeds from stock issuances under stock option and stock purchase plans, net of repurchases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Subsequent to the quarter-end, on April 7, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Absolute Software Corporation, a British Columbia corporation (“Absolute Software”), pursuant to which Absolute Software acquired all of the Company’s rights, title and interests in certain intellectual property and other related assets of the Company’s FailSafe and Phoenix Freeze products and services for a purchase price of approximately $6.9 million in cash.
     We believe that our current cash and cash equivalents and the cash we expect to generate from future operations, including the cash generated through the sale of FailSafe and Freeze products subsequent to the quarter-end referred above, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, there are a number of factors that could impact our liquidity position, including, but not limited to:
(i)	implementation of our new business strategy to focus on the CSS markets in which Phoenix has a long-established leadership position;

(ii)	global economic conditions which might affect demand for our products and services and impact the financial stability of our suppliers and customers;

(iii)	the possibility that certain customers may delay payments to manage their own liquidity positions;

(iv)	plans to further restructure our business and operations; and

(v)	possible investments or acquisitions of complementary businesses, products or technologies, although we have no current plans, commitments or agreements with respect to any acquisitions.
     It is reasonably possible that we will incur a net loss and continue to have negative net cash flows in the remaining quarters of fiscal year 2010, which would be exacerbated if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. We may need to raise additional capital to fund our operations, and there is no guarantee that such capital will be available at terms acceptable to us or at all.
Commitments
     As of March 31, 2010, we had net commitments for $7.8 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations include (i) a facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) a facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during fiscal year 2007, we are committed to pay approximately $0.2 million related to facilities and certain other exit costs. See Note 5 – Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans. In addition, as of March 31, 2010, we are committed to pay approximately $0.8 million for the assets acquired under capital lease arrangements.
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and cash we expect to generate from operations in future periods, will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is reasonably possible that we will incur a

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
net loss and continue to have negative net cash flows in the remainder of fiscal year 2010, which would be exacerbated if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. We regularly assess our cash management approach and activities in view of our current and potential future needs. There are currently no transactions or arrangements that are reasonably likely to adversely affect liquidity or the availability of our requirements for capital. Investment in new product initiatives and businesses or future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
     Phoenix Technologies Ltd v. DeviceVM, Inc. On July 20, 2009, the Company filed a complaint in the Superior Court of California in Santa Clara County against DeviceVM, Inc., a privately held software company headquartered in San Jose, California (“DeviceVM”) and a former Phoenix employee. An amended complaint was subsequently filed on August 31, 2009. The lawsuit alleges trade secret theft and conversion of intellectual property assets by DeviceVM. The Company is seeking restitution, compensatory and punitive damages as well as a constructive trust. On October 1, 2009, the case was removed from Superior Court of California in Santa Clara County to the United States District Court for the Northern District of California. On December 10, 2009, DeviceVM filed counterclaims for false advertising, unfair competition and tortious interference with prospective economic advantage. On January 8, 2010, DeviceVM dismissed its claim for tortious interference with prospective economic advantage and added a claim for patent infringement. On February 4, 2010, the Company filed an additional complaint in the Northern District of California against DeviceVM for patent infringement, seeking damages and a court-ordered injunction. The Company does not believe that DeviceVM’s counterclaims have merit and intends to defend itself vigorously.
ITEM 1A. RISK FACTORS
     We believe there has been no material change in the risk factors related to our business from those set forth in Item 1A of Part I of our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2009 and in Item 1A of Part II of our Form 10-Q for the three-month period ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended March 31, 2010, we withheld 27,195 shares of our common stock for a total value of approximately $81,000, from the restricted stock grants held by various employees for purposes of covering the payroll taxes on the vested portions of such employees’ restricted stock grants. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Removed and reserved.
ITEM 5. OTHER INFORMATION
     The Company held its Annual Meeting of Stockholders on February 3, 2010, at which the following occurred:
ELECTION OF DIRECTORS TO THE BOARD OF DIRECTORS OF THE COMPANY
     The stockholders elected director nominees Jeffrey Smith, Douglas Barnett, Dale Fuller, Woodson Hobbs, Patrick Little, Richard Noling, Edward Terino, Kenneth Traub and Mitchell Tuchman to the Board of Directors of the Company. The vote on the matter was as follows:

	For	Against	Abstain
Jeffrey Smith	25,371,537	404,661	60,833
Douglas Barnett	17,992,460	7,785,015	59,556
Dale Fuller	25,272,159	502,725	62,147
Woodson Hobbs	18,470,337	7,318,109	48,585
Patrick Little	25,279.024	488,632	69,375
Richard Noling	18,472,130	7,306,358	58,543
Edward Terino	24,793,176	971,773	72,082
Kenneth Traub	24,699,076	1,077,773	60,182
Mitchell Tuchman	17,951,434	7,827,154	58,443
RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP
     The stockholders ratified the appointment of Ernst & Young LLP by the Audit Committee of the Board of Directors as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2010. The vote on the matter was as follows:

For	Against	Abstain
32,486,485	67,173	146,483
APPROVAL OF AMENDMENT TO 2007 EQUITY INCENTIVE PLAN
     The stockholders approved an amendment to the Company’s 2007 Equity Incentive Plan (the “2007 Plan”) to increase the number of shares issuable under the 2007 Plan by 1,500,000 shares. The vote on the matter was as follows:

For	Against	Abstain
13,546,739	10,815,956	1,474,336

ITEM 6. EXHIBITS

10 .1	Offer Letter for Thomas Lacey dated February 25, 2010.

10.2	Stock Option Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.3	2008 Acquisition Equity Incentive Plan Restricted Stock Purchase Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.4	Severance and Change of Control Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.5	Form of Indemnity Agreement between the Company and Thomas Lacey.

10.6	Severance and Change of Control Agreement dated September 2, 2008 between the Company and Robert Andersen.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.
By:	/s/ THOMAS A. LACEY
Thomas A. Lacey
President and Chief Executive Officer
Date: May 7, 2010

By:	/s/ ROBERT J. ANDERSEN
Robert J. Andersen
Chief Financial Officer
Date: May 7, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Offer Letter for Thomas Lacey dated February 25, 2010.

10.2	Stock Option Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.3	2008 Acquisition Equity Incentive Plan Restricted Stock Purchase Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.4	Severance and Change of Control Agreement dated February 25, 2010 between the Company and Thomas Lacey.

10.5	Form of Indemnity Agreement between the Company and Thomas Lacey.

10.6	Severance and Change of Control Agreement dated September 2, 2008 between the Company and Robert Andersen.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.