Form 10-Q
period 2010-06-30
PHOENIX TECHNOLOGIES LTD
filed 2010-08-09
CIK 832767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     As of August 3, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 35,116,059.

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
     Some of the factors that could cause actual results to differ materially from the forward-looking statements in this Form 10-Q include, but are not limited to: changes in demand for our products and services due to adverse economic conditions; our dependence on key customers; our ability to enhance existing products and develop and market new products and technologies successfully; risks associated with our new strategy to divest non-core assets and focus on core system software products; our ability to achieve and maintain profitability and positive cash flow from operations; our ability to generate additional capital in the future on terms acceptable to us; our ability to attract and retain key personnel; product and price competition in our industry and the markets in which we operate; our ability to successfully compete in new markets where we do not have significant prior experience; our ability to maintain the average selling price of our core system software; end-user demand for products incorporating our products; the ability of our customers to introduce and market new products that incorporate our products; timing of payment by our customers; risks associated with any acquisition or disposition strategy that we might employ; costs and results of litigation; failure to protect our intellectual property rights; changes in our relationship with leading software and semiconductor companies; the rate of adoption of new operating system and microprocessor design technology; the volatility of our stock price; risks associated with our international sales and operating internationally, including currency fluctuations, acts of war or terrorism, and changes in laws and regulations relating to our employees in international locations; whether future restructurings become necessary; fluctuations in our operating results and our ability to manage expenses consistent with our revenues; the effects of any software viruses or other breaches of our network security; failure to timely upgrade our information technology system; defects or errors in our products and services; consolidation in the industry in which we operate; risk associated with use of open source software; any material weakness in our internal controls over financial reporting; changes in financial accounting standards and our cost of compliance; business disruptions due to acts of war, power shortages and unexpected natural disasters; trends regarding the use of the x86 microprocessor architecture for personal computers and other digital devices; anti-takeover provisions in our charter documents; changes in our effective tax rates; and the validity of our tax positions. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.
     For a more detailed discussion of these and other risks associated with our business, see “Item 1A — Risk Factors” in Part II of this Form 10-Q, “Item 1A — Risk Factors” in Part II of our Form 10-Q for the three-month period ended December 31, 2009 and “Item 1A — Risk Factors” in our most recent annual report on Form 10-K for the fiscal year ended September 30, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$39,909	$35,062
Accounts receivable, net of allowances	5,348	6,505
Other assets — current	1,150	2,196

Total current assets	46,407	43,763

Property and equipment, net	3,112	4,881
Purchased technology and Intangible assets, net	2,417	7,608
Goodwill	17,414	22,205
Other assets — noncurrent	1,009	3,082

Total assets	$70,359	$81,539

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,017	$1,440
Accrued compensation and related liabilities	3,294	3,433
Deferred revenue — current	14,519	20,770
Income taxes payable	1,254	4,136
Accrued restructuring charges — current	545	146
Other liabilities — current	3,072	2,989

Total current liabilities	23,701	32,914

Accrued restructuring charges — noncurrent	—	85
Deferred revenue — noncurrent	798	898
Income taxes payable — noncurrent	9,370	16,348
Other liabilities — noncurrent	2,787	2,738

Total liabilities	36,656	52,983

Stockholders’ equity:
Preferred stock	—	—
Common stock	36	36
Additional paid-in capital	258,977	257,975
Accumulated deficit	(132,608)	(137,058)
Accumulated other comprehensive loss	(515)	(344)
Less: Cost of treasury stock	(92,187)	(92,053)

Total stockholders’ equity	33,703	28,556

Total liabilities and stockholders’ equity	$70,359	$81,539

See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
License fees	$11,938	$14,445	$37,389	$41,557
Subscription fees	—	51	8	180
Service fees	1,798	1,908	5,816	6,789

Total revenues	13,736	16,404	43,213	48,526

Cost of revenues:
License fees	95	148	253	434
Subscription fees	44	37	64	197
Service fees	1,973	2,053	5,470	6,083
Amortization of purchased intangible assets	198	329	861	2,027
Impairment of purchased intangible assets	—	—	—	10,483

Total cost of revenues	2,310	2,567	6,648	19,224

Gross margin	11,426	13,837	36,565	29,302

Operating expenses:
Research and development	6,139	8,932	22,260	29,713
Sales and marketing	2,697	3,562	10,670	13,703
General and administrative	3,111	4,645	10,333	15,252
Restructuring and asset impairment	913	360	2,149	1,410
Impairment of goodwill	—	—	—	23,872

Total operating expenses	12,860	17,499	45,412	83,950

Operating loss	(1,434)	(3,662)	(8,847)	(54,648)

Interest and other income (expenses), net	12,372	(502)	12,479	103

Income (loss) from continuing operations before income taxes	10,938	(4,164)	3,632	(54,545)

Income tax (benefit) expense	490	1,383	(5,568)	3,003

Income (loss) from continuing operations	10,448	(5,547)	9,200	(57,548)

Loss from discontinued operations, net of tax	(188)	(207)	(4,750)	(12,697)

Net income (loss)	$10,260	$(5,754)	$4,450	$(70,245)

Basic earnings (loss) per share from:
Continuing operations	$0.30	$(0.19)	$0.26	$(2.02)
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.44)
Net income (loss)	$0.29	$(0.20)	$0.13	$(2.46)

Diluted earnings (loss) per share from:
Continuing operations	$0.30	$(0.19)	$0.26	$(2.02)
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.44)
Net income (loss)	$0.29	$(0.20)	$0.13	$(2.46)

Shares used in earnings (loss) per share calculation:
Basic	35,070	28,700	35,041	28,543
Diluted	35,138	28,700	35,083	28,543
See notes to unaudited condensed consolidated financial statements

PHOENIX TECHNOLOGIES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,450	$(70,245)
Reconciliation to net cash used in operating activities:
Gain on divestiture of products and services, net	(12,238)	—
Depreciation and amortization	2,715	4,049
Stock-based compensation	965	7,572
Loss from disposal/impairment of fixed assets	470	124
Impairment of purchased intangible assets	319	11,943
Impairment of goodwill	3,754	33,213

Change in operating assets and liabilities:
Accounts receivable	1,146	(7,089)
Other assets	3,089	(678)
Accounts payable	(427)	(724)
Accrued compensation and related liabilities	(140)	(3,042)
Deferred revenue	(5,391)	6,241
Income taxes	(9,955)	2,222
Accrued restructuring charges	311	(499)
Other accrued liabilities	353	(793)

Net cash used in operating activities	(10,579)	(17,706)

Cash flows from investing activities:
Purchases of property and equipment and other intangible assets	(271)	(1,996)
Proceeds from divestitures, net of transaction expenses	16,205	—
Acquisition of businesses, net of cash acquired	—	(204)

Net cash provided by (used in) financing activities	15,934	(2,200)

Cash flows from financing activities:
Proceeds from stock issued under stock option and stock purchase plans	38	1,022
Repurchase of common stock	(133)	(99)
Principal payments under capital lease obligations	(449)	(61)

Net cash provided by (used in) financing activities	(544)	862

Effect of changes in exchange rates	36	232

Net increase (decrease) in cash and cash equivalents	4,847	(18,812)
Cash and cash equivalents at beginning of period	35,062	37,721

Cash and cash equivalents at end of period	$39,909	$18,909

See notes to unaudited condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation. The Condensed Consolidated Financial Statements as of June 30, 2010 and for the three and nine months ended June 30, 2010 and 2009 have been prepared by Phoenix Technologies Ltd. (the “Company” or “Phoenix”), without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with the Company’s accounting policies as described in its latest Annual Report on Form 10-K filed with the SEC and in this Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet as of September 30, 2009 was derived from the audited financial statements but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year ended September 30, 2009.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (which include normal recurring adjustments in each of the periods presented) necessary for a fair presentation of the Company’s Results of Operations and Cash Flows for the interim periods presented and financial condition of the Company as of June 30, 2010. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full fiscal year.
     Reclassifications. The Company reclassified certain amounts previously reported in its financial statements to conform to the current presentation. These reclassifications had no impact on the Company’s total assets, total liabilities or operating and net loss for any periods presented.
     Beginning with the second quarter of fiscal year 2010, the Company started classifying revenues and expenses related to its eSupport disposal group as discontinued operations. Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect the discontinued operations treatment. Unless noted otherwise, discussions in the Notes to Consolidated Financial Statements pertain to continuing operations.
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
     During the second quarter of fiscal year 2010, due to the Company’s decision to sell the assets associated with its eSupport disposal group, as well as its FailSafe and HyperSpace product lines, management performed an interim impairment analysis with respect to goodwill and other long-lived assets as of March 31, 2010. For the purposes of this impairment analysis, the Company determined its estimate of fair value using the income approach, which estimates the fair value of the Company’s reporting units, or part thereof, based on future discounted cash flows. As a result of this analysis, during the second quarter of fiscal 2010, the Company recorded an aggregate impairment charge of $0.3 million with respect to its purchased intangible assets associated with eSupport disposal group, which is reported as discontinued operations. During the quarter ended March 31, 2009, the Company had recorded an aggregate impairment charge of $11.9 million with respect to purchased intangible assets. Out of this total impairment charge, $1.5 million related to eSupport and is reclassified to discontinued operations. Other than the periods mentioned above, the Company did not record any impairment charges on the purchased intangible assets during any other periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following tables summarize the carrying value, amortization and impairment/write off of purchased technology and other intangibles assets as of June 30, 2010 and September 30, 2009 (in thousands):

	As of June 30, 2010
			Accumulated
	Gross Carrying	Accumulated	Impairment/		Net Carrying
	Amount	Amortization	Write-off	Disposals, net	Amount
Purchased technologies	$16,484	$(3,929)	$(6,611)	$(3,719)	$2,225
Customer relationships	6,349	(1,010)	(5,235)	(11)	93
Non compete agreements	279	(98)	(145)	—	36
Trade names and others	512	(150)	(222)	(77)	63

	$23,624	$(5,187)	$(12,213)	$(3,807)	$2,417

	As of September 30, 2009
			Accumulated
	Gross Carrying	Accumulated	Impairment/		Net Carrying
	Amount	Amortization	Write-off	Disposals, net	Amount
Purchased technologies	$16,555	$(3,026)	$(6,302)	—	$7,227
Customer relationships	6,349	(985)	(5,231)	—	133
Non compete agreements	279	(74)	(145)	—	60
Trade names and others	512	(108)	(216)	—	188

	$23,695	$(4,193)	$(11,894)	—	$7,608

     The remaining intangible assets as of June 30, 2010 have weighted-average useful lives of 3.2 years each for purchased technologies and customer relationships, 1.2 years for non-compete agreements and 2.2 years for trade names and others. Amortization of purchased intangible assets were $0.2 million and $1.0 million for the three and nine months period ended June 30, 2010, respectively, and was $0.4 million and $2.5 million for the three and nine months period ended June 30, 2009, respectively (including the portion related to eSupport disposal group classified as discontinued operations).
     The following table summarizes the expected annual amortization expense of the remaining intangibles assets at June 30, 2010 (in thousands):

Expected
Amortization
Expense
Fiscal year ending September 30,
2010	$198
2011	790
2012	758
2013	671

Total	$2,417

     Goodwill. Goodwill represents the excess purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company tests goodwill for impairment on an annual basis or more frequently, if impairment indicators arise, and writes down the value when considered impaired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The goodwill impairment analysis is performed at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The annual test of goodwill impairment is performed as of September 30 using a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the fair value of the reporting unit, which would indicate that goodwill may be impaired. Then, if the Company determines that goodwill may be impaired, the Company compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. Due to similar reasons that led the Company to test its intangible assets for impairment on an interim basis as described above, the Company performed an interim impairment test for goodwill as of March 31, 2010. Similar to the process followed for the impairment analysis of the intangible assets, the Company based estimates of fair value using the income approach. The significant estimates used included the Company’s weighted average cost of capital, long-term rate of growth, profitability of operations and working capital effects. The assumptions were based on the actual historical performance of the Company’s reporting units and take into account management expectations of the future operations. Based on its interim analysis, during the second quarter of fiscal 2010, the Company recorded an aggregate impairment charge of $3.8 million for goodwill associated with its eSupport disposal group, which is reported as discontinued operations. During the quarter ended March 31, 2009, the Company had recorded an aggregate goodwill impairment charge of $33.2 million. Of this total impairment charge, $9.3 million related to eSupport and is reclassified to discontinued operations. Other than the periods mentioned above, the Company did not record any impairment charges on the goodwill during any other periods presented.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. The compensation costs recognized for awards, other than those attached with the market-based conditions, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 1, 2005, based on the grant date fair value and amortized on a graded vesting basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on estimated fair value on the grant-date and amortized on a straight-line basis over the options’ vesting period. There was no capitalized stock-based employee compensation cost as of June 30, 2010.
     The Company has elected to use the alternative transition provisions as described in the original accounting standard for the calculation of its pool of excess tax benefits available to absorb tax deficiencies recognized. There has been no recognized tax benefit relating to stock-based employee compensation as of June 30, 2010.
     The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Cost of revenues	63	$71	$204	$346
Research and development	(130)	390	774	1,962
Sales and marketing	194	226	623	948
General and administrative	292	1,245	(710)	4,104

Stock-based compensation expense for continuing operations	419	1,932	891	7,360
Stock-based compensation expense for discontinued operations	10	86	74	212

Total stock-based compensation expense	$429	$2,018	$965	$7,572

     During the nine months ended June 30, 2010, the Company terminated the employment of three of its senior executive officers and accordingly reversed previously recognized stock-based compensation cost for certain awards with market conditions, as the requisite service period was not rendered for certain tranches of these awards. Such reversals amounted to approximately $0.5 million and $3.1 million for the three and nine months ended June 30, 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The fair value of the options granted in the three and nine month periods ended June 30, 2010 and 2009 reported above has been estimated as of the date of the grant using either a Monte Carlo option pricing model or a Black-Scholes single option pricing model with the following assumptions:

	Employee Stock Options
	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Expected life from grant date (in years)	5.0 - 6.0	4.0 - 10.0	5.0 - 6.0	4.0 - 10.0
Risk-free interest rate	2.3 - 2.6%	1.8 - 3.2%	0.3 - 5.0%	1.4 - 3.4%
Volatility	0.8	0.8	0.8	0.6 - 0.8
Dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Expected life from grant date (in years)	—	0.5	—	0.5 - 1.0
Risk-free interest rate	—	0.7%	—	0.7 - 0.9%
Volatility	—	0.9	—	0.9 - 1.3
Dividend yield	—	None	—	None
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
     Computation of Earnings (Loss) per Share. Basic net earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Dilutive common-equivalent shares primarily consist of employee stock options computed using the treasury stock method. The treasury stock method assumes that proceeds from exercise are used to purchase common stock at the average market price during the period, which has the impact of reducing the dilution from options. Stock options will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options. Also, for periods in which the Company reports a net loss, diluted net loss per share is computed using the same number of shares as is used in the calculation of basic net loss per share because adding potential common shares outstanding would have an anti-dilutive effect. See Note 9 — Earnings (loss) per Share for more information.
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
Note 2. Divestitures and Discontinued Operations
     During the first fiscal quarter of 2010, the Company announced a change to its business strategy to enable management to focus its attention on the Company’s core competencies. The strategy called for exploring strategic alternatives for the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services, including the possible divestiture or winding-down of these product lines and the associated assets. As part of this strategy, the Company reached a conclusion to sell these assets during the second quarter of fiscal year 2010 and accordingly classified the assets and liabilities associated with these products and services as disposal groups “Held-for-Sale” as of March 31, 2010. Other than the assets and liabilities disposed off during the current quarter ended June 30, 2010, as described below, all other assets and liabilities classified as “Held-for-Sale” as of March 31, 2010 have been reclassified to “Held-and-Used” for the Company’s business operations. In addition, the results of operations associated with eSupport products and services have been classified as discontinued operations for all periods presented. FailSafe, Freeze and HyperSpace products do not qualify as separate business operations, and related revenues and expenses, through the date of their respective dispositions, continue to be reflected in continuing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table presents the revenues and other components of discontinued operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues	$459	$877	$1,871	$1,939

Expenses:
Impairment of goodwill, tangible and intangible assets, and costs to sell	—	—	$4,289	$10,801
Loss on sale of discontinued operations	$169	—	169	—
Other expenses	478	$1,084	2,163	3,835

Total expenses	$647	$1,084	$6,621	$14,636

Loss from discontinued operations, net of tax $0	$(188)	$(207)	$(4,750)	$(12,697)

Completed divestitures during the third quarter of fiscal year 2010
     On April 7, 2010, the Company sold its rights, title and interests in certain intellectual property and other related assets of the Company’s FailSafe and Phoenix Freeze products and services to Absolute Software Corporation, a British Columbia corporation (“Absolute Software”) for net cash consideration of approximately $6.9 million. During the three and nine months ended June 30, 2010, the Company recorded a net gain on sale of approximately $4.0 million, which is included under Interest and other income (expenses), net. As a result of the sale, the Company incurred $0.1 million of direct transaction related expenses and removed an intangible asset having a net book value of $2.8 million from its books of account.
     On June 11, 2010, the Company sold its rights, title and interests in certain assets of the Company’s eSupport products and services to eSupport.com, Inc. for a net cash consideration of approximately $1.0 million. During the three and nine months ended June 30, 2010, the Company recorded a net loss on sale of approximately $0.2 million, which is included under discontinued operations. As a result of the sale, the following assets and liabilities were removed from the Company’s books of account:

(in thousands)
Goodwill	$1,037
Purchased technology and other intangible assets, net	1,000
Property and equipment, net	135
Deferred revenue	(1,012)

$1,160

     On June 15, 2010, the Company completed the sale of the assets related to its HyperSpace(R), HyperCore(R) and Phoenix Flip™ instant-on and client virtualization products to Hewlett-Packard Company (“HP”) for a total consideration of approximately $12.0 million, of which approximately $9.8 million was paid in cash to the Company at the closing, after deducting certain fees and costs relating to the transaction, and $2.0 million was placed into escrow to cover certain potential Company indemnification obligations. Excluding the escrow funds, during the three and nine months ended June 30, 2010, the Company recorded a net gain on sale of approximately $8.4 million, which is included under Interest and other income (expenses), net. The gain on sale related to the funds placed in escrow will be recognized on the receipt of cash upon the expiration of the escrow period, which has a term equal to at least three years from the date of the closing of the transaction. As a result of the sale, the Company incurred $1.3 million of direct transaction related expenses and removed an intangible asset having a net book value of $57,000 from its books of account.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     All of the Company’s financial instruments, which represent investments in money market funds and classified as cash equivalents in the Condensed Consolidated Balance Sheets, are carried at fair value.
     The following table summarized the carrying amounts and fair values of financial assets subject to fair value measurements at June 30, 2010 and September 30, 2009 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$31,621	$31,621	—	—

Total	$31,621	$31,621	—	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance at	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$25,567	$25,567	—	—

Total	$25,567	$25,567	—	—

     As of June 30, 2010, the Company did not have any Level 2 or Level 3 financial assets or liabilities nor were there any transfers of financial assets and liabilities between any of the categories during the quarter ended June 30, 2010.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
     As of March 31, 2010, the Company measured the net assets of its eSupport disposal group held for sale at the fair value. Accordingly, as of March 31, 2010, these net assets with a carrying amount of $5.3 million, were written down to their fair value of $1.2 million less costs to sell of $0.2 million (or $1.0 million, net), resulting in a loss of $4.3 million which was included in Loss from discontinued operations, net of tax. The fair value measurements for eSupport disposal group held for sale were made using significant unobservable inputs (Level 3).
     During the current quarter ended June 30, 2010, the Company divested significant portion of net assets classified as held for sale as of March 31, 2010. See Note 2 — Divestitures and Discontinued Operations for more information. As of June 30, 2010, there are no other assets and liabilities, which are measured at fair value on a non-recurring basis.
Note 4. Comprehensive Income (Loss)
     The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$10,260	$(5,754)	$4,450	$(70,245)
Other comprehensive income (loss)
Net change in defined benefit obligation	(4)	(3)	(10)	(9)
Net change in cumulative translation adjustment	152	(105)	(161)	541

Comprehensive income (loss)	$10,408	$(5,862)	$4,279	$(69,713)

Note 5. Restructuring and Asset Impairment Charges
     Restructuring and related asset impairment charges are presented as a separate line item in the Condensed Consolidated Statement of Operations. The following table summarizes the activity related to the asset/liability for restructuring and related asset impairment charges through June 30, 2010 (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Facilities and Other	Severance	Facilities and Other
	Exit Costs	and Benefits	Exit Costs
	Fiscal Year 2007 Plans	Fiscal Year 2010 Plan	Fiscal Year 2010 Plan
Balance of accrual/(other assets) at September 30, 2008	$50	—	—
Cash payments	(93)	—	—
True up adjustments	49	—	—

Balance of accrual/(other assets) at December 31, 2008	6	—	—
Provision in fiscal year 2009 plans — continuing operations	—	—	—
Provision in fiscal year 2009 plans — discontinued operations	—	—	—
Cash payments	(12)	—	—
Non-cash settlements	—	—	—
True up adjustments	13	—	—

Balance of accrual/(other assets) at March 31, 2009	7	—	—
Provision in fiscal year 2009 plans	—	—	—
Cash payments	(11)	—	—
Non-cash settlements	—	—	—
True up adjustments	4	—	—

Balance of accrual/(other assets) at June 30, 2009	—	—	—
Provision in fiscal year 2009 plans — continuing operations	—	—	—
Provision in fiscal year 2009 plans — discontinued operations	—	—	—
Cash payments	(35)	—	—
Non-cash settlements	—	—	—
True up adjustments	213	—	—

Balance of accrual/(other assets) at September 30, 2009	178	—	—
Provision in fiscal year 2010 plan	—	$383	$65
Cash payments	(14)	(326)	(21)
Non-cash settlements	—	—	(44)
True up adjustments	33	—	—

Balance of accrual/(other assets) at December 31, 2009	197	57	—
Provision in fiscal year 2010 plan — continuing operations	—	755	2
Provision in fiscal year 2010 plan — discontinued operations	—	22	—
Cash payments	(34)	(409)	—
Non-cash settlements	—	—	(2)
Liabilities related to assets for sale	—	(246)	—
True up adjustments	(2)	—	—

Balance of accrual/(other assets) at March 31, 2010	161	179	—
Provision in fiscal year 2010 plan — continuing operations	—	597	306
Provision in fiscal year 2010 plan — discontinued operations	—	77	43
Reclassified from liabilities related to assets for sale	—	246	—
Cash payments	(38)	(715)	—
Non-cash settlements	—	—	(349)
True up adjustments	1	—	—

Balance of accrual/(other assets) at June 30, 2010	$124	$384	—

     Fiscal Year 2010 Restructuring Plans
     In October 2009, a restructuring plan was approved to close the Company’s facility in Nanjing, China in order to consolidate development activities in the Company’s other locations. The actions under this restructuring activity involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. The Company recorded a restructuring charge of approximately $0.4 million for this plan in the quarter ended December 31, 2009, which is comprised of employee relocation and severance costs, asset impairments and certain other exit costs. These restructuring costs, which represent the total amount of expenses incurred in connection with the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
closure of the Nanjing facility, are included in the Company’s results of operations. The payments related to this restructuring program were completed as of June 30, 2010.
     In January 2010, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 37 employee positions. The Company recorded a restructuring charge of approximately $0.8 million for this plan in the quarter ended March 31, 2010, all of which related to severance and other employee costs. These restructuring costs, which represent the total amount of expenses expected to be incurred in connection with this restructuring plan, are included in the Company’s results of operations and the total estimated unpaid portion of the cost of this restructuring plan was $0.1 million as of June 30, 2010.
     During the third quarter of fiscal year 2010, in conjunction with the consummation of sales of assets related to the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services, management approved restructuring plans to eliminate 60 employee positions and vacating the Company’s Bangalore, India and North Andover, Massachusetts facilities. The Company recorded a restructuring charge of approximately $1.0 million (including $0.1 million classified as discontinued operations) for these plans, which consisted of the following (i) $0.7 million related to severance and other employee costs; and (ii) $0.3 million for asset impairments and certain other restructuring related exit costs. The total estimated unpaid portion of the cost of these restructuring plans is $0.3 million as of June 30, 2010. In addition, the Company expects to record restructuring charges of approximately $0.4 million related to on-going lease obligations for the Bangalore, India and North Andover, Massachusetts facilities upon vacating these premises in the fourth quarter of fiscal year 2010.
     Fiscal Year 2007 Restructuring Plans
     In the fourth quarter of fiscal year 2007, a restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 12 employee positions and closing the Company’s office in Norwood, Massachusetts. The Company recorded a restructuring charge of approximately $0.6 million in fiscal year 2007, which consisted of the following: (i) $0.4 million related to severance costs and (ii) $0.2 million related to on-going lease obligations for the Norwood facility, net of estimated sublease income. These restructuring costs are included in the Company’s results of operations. In addition, restructuring charges aggregating to $0.2 million were recorded in the second and fourth quarters of fiscal year 2009 due to changes in operating expenses and estimates of sublease income associated with this restructuring program. In the quarter ended December 31, 2009, restructuring charges of approximately $34,000 were recorded due to changes in operating expenses and estimates of sublease income associated with this restructuring program. The total estimated unpaid portion of the cost of this restructuring is $0.2 million as of June 30, 2010.
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
     As of June 30, 2010, the first quarter 2007 restructuring plan has an asset balance of approximately $37,000 which is classified under the captions “Other assets — current” and “Other assets—noncurrent” in the Condensed Consolidated Balance Sheets. This balance relate solely to the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
restructuring activity which was recorded in the fourth quarter of fiscal year 2007 as noted above. All other restructuring liabilities associated with the first quarter 2007 plan have been fully paid. When the reserve was first established in the fourth quarter of fiscal 2007, it had a liability balance of $0.3 million which was comprised of a projected cash outflow of approximately $3.0 million less a projected cash inflow of approximately $2.7 million, though the reserve was later increased by $0.1 million as the result of a change in estimated expenses. The source of the cash inflow is a sublease of the facility that the Company had vacated, and the sublease was executed as anticipated. Since the projected cash inflows exceed the projected cash outflows for the remaining period of the lease, the net balance is classified as an asset rather than a liability.
Note 6. Property and Equipment, Net
     Property and equipment consisted of the following (in thousands, except estimated useful life):

	Estimated useful	June 30,	September 30,
	life (years)	2010	2009
Computer hardware and software	3	$7,591	$8,131
Telephone system	5	318	389
Furniture and fixtures	5	1,982	1,933
Leasehold improvements		1,975	2,299

Subtotal		11,866	12,752
Less: accumulated depreciation		(8,754)	(7,871)

Property and equipment, net		$3,112	$4,881

     The Company has entered into equipment financing lease arrangements, which allows the Company to acquire up to a total of $1.4 million in equipment. As of June 30, 2010, the Company has fully utilized these equipment financing lease arrangements.
     As of June 30, 2010, the current portion of the present value of the net minimum lease payments is $0.6 million.
     The following is a schedule by years of future minimum lease payments for assets acquired under capital leases together with the present value of the net minimum lease payments as of June 30, 2010 (in thousands):

Fiscal year ending September 30,
2010	$160
2011	491
2012	106

Total minimum lease payments	757
Less: amount representing interest	(39)

Present value of net minimum lease payments	$718

     Depreciation expense related to property and equipment, including equipment under capital lease and amortization of leasehold improvements, and including those classified as discontinued operations, totaled $0.5 million and $1.6 million for the three and nine months ended June 30, 2010,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
respectively. For the three and nine months ended June 30, 2009, the depreciation expense was $0.6 million and $1.6 million, respectively.
Note 7. Other Assets — Current and Noncurrent; Other Liabilities — Current and Noncurrent
     The following table provides details of other assets — current (in thousands):

	June 30,	September 30,
	2010	2009
Other assets — current:
Prepaid taxes	$87	$67
Prepaid other	847	1,630
Other assets	216	499

Total other assets — current	$1,150	$2,196

     The following table provides details of other assets — noncurrent (in thousands):

	June 30,	September 30,
	2010	2009
Other assets — noncurrent:
Deposits and other prepaid expenses	$747	$991
Long-term prepaid taxes	—	1,879
Deferred tax	262	212

Total other assets — noncurrent	$1,009	$3,082

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
     The following table provides details of other liabilities — current (in thousands):

	June 30,	September 30,
	2010	2009
Other liabilities — current:
Accounting and legal fees	$496	$519
Obligations under capital lease	561	501
Other accrued expenses	2,015	1,969

Total other liabilities — current	$3,072	$2,989

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The following table provides details of other liabilities — noncurrent (in thousands):

	June 30,	September 30,
	2010	2009
Other liabilities — noncurrent:
Deferred rent	$592	$702
Retirement reserve	1,995	1,527
Obligations under capital lease	157	452
Other liabilities	43	57

Total other liabilities — noncurrent	$2,787	$2,738

Note 8. Segment Reporting and Significant Customers
     The Company has defined one reportable segment, described below, based on factors such as how the Company’s operations are managed and how the chief operating decision maker views results. The reportable segment is established based on various factors including evaluating the Company’s internal reporting structure by the chief operating decision maker and disclosure of revenues and operating expenses. The chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region and by licenses, and service revenues, for purposes of making operating decisions and assessing financial performance. The chief operating decision maker does not assess the performance of the Company’s products, services and geographic regions on other measures of income or expense such as depreciation and amortization or net income. Financial information required to be disclosed in accordance with the applicable authoritative guidance on Segment Reporting is included on the Condensed Consolidated Statements of Operations. In addition, as the Company’s assets are primarily located in its corporate office in the United States and not allocated to any specific region, it does not produce reports for, or measure the performance of its geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues from external customers.
     Revenues from external customers by geographic area, which is determined based on the location of the customers, is categorized into five major countries/regions: North America, Japan, Taiwan, Other Asian countries and Europe as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
North America	$2,843	$2,650	$8,860	$9,253
Japan	2,830	2,673	7,957	9,646
Taiwan	5,894	8,625	19,818	23,659
Other Asian countries	1,634	1,276	5,090	3,399
Europe	535	1,180	1,488	2,569

Total revenues from continuing operations	13,736	16,404	43,213	48,526
Total revenues from discontinued operations	459	877	1,871	1,939

Total revenues	$14,195	$17,281	$45,084	$50,465

     The portion of North America revenues from continuing operations attributed to the United States were $2.8 million and $2.5 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively, and were $8.7 million and $9.1 million for the nine month periods ended June 30, 2010 and June 30, 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For the three months ended June 30, 2010, three customers accounted for 13%, 12% and 10% of revenues from continuing operations. For the three months ended June 30, 2009, two customers accounted for 16% and 11% of revenues from continuing operations. For the nine months ended June 30, 2010, three customers accounted for 14%, 10% and 10% of revenues from continuing operations. For the nine months ended June 30, 2009, two customers accounted for 13% each of revenues from continuing operations. No other customers accounted for more than 10% of revenues from continuing operations during these periods.
Note 9. Earnings (loss) per Share
     The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Income (loss) from continuing operations	$10,448	$(5,547)	$9,200	$(57,548)
Loss from discontinued operations, net of tax	(188)	(207)	(4,750)	(12,697)

Net income (loss)	$10,260	$(5,754)	$4,450	$(70,245)

Basic earnings (loss) per share from:
Continuing operations	$0.30	$(0.19)	$0.26	$(2.02)
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.44)
Net income (loss)	$0.29	$(0.20)	$0.13	$(2.46)

Diluted earnings (loss) per share from:
Continuing operations	$0.30	$(0.19)	$0.26	$(2.02)
Discontinued operations	$(0.01)	$(0.01)	$(0.13)	$(0.44)
Net income (loss)	$0.29	$(0.20)	$0.13	$(2.46)

Weighted average common shares outstanding:
Basic	35,070	28,700	35,041	28,543
Diluted	35,138	28,700	35,083	28,543
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
     The anti-dilutive weighted average shares that were excluded from the shares used in computing diluted net earnings (loss) per share were approximately 6.1 million and 7.6 million for the three month periods ended June 30, 2010 and 2009, respectively, and were approximately 7.2 million and 7.7 million for the nine month periods ended June 30, 2010 and 2009, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 10. Stock-Based Compensation
     The Company has a stock-based compensation program that provides the Compensation Committee of its Board of Directors broad discretion in creating employee equity incentives. This program includes incentive stock options, non-statutory stock options and stock awards (also known as restricted stock or non-vested stock) granted under various plans and the majority of the plans have been approved by the Company’s stockholders. Certain of the Company’s equity incentive grants have been issued pursuant to plans that were not approved by the Company’s stockholders in compliance with NASDAQ corporate governance rules. Options and awards granted pursuant to the Company’s equity incentive plans typically vest over a four year period, although grants to non-employee directors are typically vested over a three year period. Options to non-employee directors granted prior to April 1, 2008 and certain options granted during fiscal 2009 were fully vested on the date of grant. Additionally, the Company has an Employee Stock Purchase Plan (“Purchase Plan”) that allows employees to purchase shares of common stock at 85% of the fair market value at either the date of enrollment or the date of purchase, whichever is lower. As of June 30, 2010, the Purchase Plan program remains suspended as substantially all the shares under the Purchase Plan have been issued. Under the Company’s stock plans, as of June 30, 2010, restricted share awards and option grants for 6.5 million shares of common stock were outstanding from prior awards and 4.9 million shares of common stock were available for future awards. The outstanding awards and grants as of June 30, 2010 had a weighted average remaining contractual life of 5.48 years and an aggregate intrinsic value of $0.3 million. Of the options outstanding as of June 30, 2010, there were options exercisable for 3.9 million shares of common stock having a weighted average remaining contractual life of 3.43 years and an aggregate intrinsic value of approximately $55,000.
     As of June 30, 2010, there was $6.8 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.86 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these options will be different from the Company’s expectations.
     Activity under the Company’s stock option plans is summarized as follows:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Life	Aggregate Intrinsic
	Number of Shares	(per share)	(in years)	Value (in thousands)
Outstanding at September 30, 2009	7,820,610	$6.96
Options granted	2,064,825	2.81
Options exercised	(17,063)	2.22
Options canceled	(3,721,673)	6.19

Outstanding at June 30, 2010	6,146,699	$6.05	5.48	$275

Exercisable at June 30, 2010	3,862,139	$6.73	3.43	$55
     The Company had approximately 6.5 million and 7.5 million of options and awards outstanding as of June 30, 2010 and 2009, respectively.
     The weighted-average grant-date fair value of equity options granted through the Company’s stock option plans for the nine months ended June 30, 2010 and 2009 are $1.85 and $1.94, respectively. The weighted-average grant-date fair value of equity options granted through the Company’s Employee Stock Purchase Plan for the nine months ended June 30, 2009 were $1.33. The total intrinsic value of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
options exercised for the nine months ended June 30, 2010 and 2009 are approximately $13,000 and $28,000, respectively.
     Non-vested stock activity for the three and nine months ended June 30, 2010 is summarized as follows:

	Three months ended June 30, 2010		Nine months ended June 30, 2010
		Weighted Average		Weighted Average
	Non-vested Number	Grant-Date Fair	Non-vested Number	Grant-Date Fair
	of Shares	Value (per share)	of Shares	Value (per share)
Nonvested stock at beginning of period	423,354	$2.86	77,749	$4.78
Granted	—	—	425,000	2.70
Vested	(28,125)	2.90	(95,020)	3.49
Forfeited	(5,625)	4.54	(18,125)	4.48

Nonvested stock at June 30, 2010	389,604	$2.84	389,604	$2.84

     As of June 30, 2010, $1.0 million of total unrecognized compensation costs related to non-vested awards was expected to be recognized over a weighted average period of 3.5 years.
Note 11. Commitments and Contingencies
     Leases and Other Commitments
     The Company has commitments related to office facilities under operating leases. As of June 30, 2010, the Company had net commitments for $7.1 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations also include (i) a facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) a facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during the current and prior periods, the Company is committed to pay approximately $0.5 million related to employee severance and other benefit costs, and facilities and certain other exit costs. In addition, the Company expects to incur approximately $0.4 million related to on-going lease obligations for the Bangalore, India and North Andover, Massachusetts facilities upon vacating these premises in the fourth quarter of fiscal year 2010. See Note 5 — Restructuring and Asset Impairment Charges for more information on the Company’s restructuring plans. In addition, as of June 30, 2010, the Company is committed to pay approximately $0.7 million for the assets acquired under capital lease arrangements. See Note 6 — Property and Equipment, Net for the break-down of future minimum lease payments for assets acquired under capital lease arrangements together with the present value of the net minimum lease payments as of June 30, 2010.
     As of June 30, 2010, future net minimum operating lease payments were as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fiscal years ending September 30,
2010	$784
2011	3,058
2012	2,483
2013	2,186
2014	203

Total minimum operating lease payments	8,714
Less: sublease rentals	(1,638)

Net minimum operating lease payments	$7,076

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
     Phoenix Technologies Ltd v. DeviceVM, Inc. On May 21, 2010, the Company, DeviceVM, Inc. and Benedict Chong entered into a confidential settlement agreement and release which fully and finally resolved the dispute in the U.S. District Court for the Northern District of California case styled Phoenix Technologies Ltd. v. DeviceVM, Inc. and Benedict Chong (Case No. C09-04697) on terms not material to the Company, and all claims and counterclaims were dismissed with prejudice.
     Phoenix Technologies Ltd v. XTool Mobile Security, Inc. On July 1, 2009, the Company filed a complaint for declaratory relief and breach of contract in the United States District Court for the Northern District of California against XTool Mobile Security, Inc., a privately held software company headquartered in Kingwood, Texas (“XTool”), alleging amounts owed by XTool to the Company pursuant to indemnification obligations under a certain Asset Purchase Agreement by and between the parties dated August 2, 2007 (the “APA”), whereby the Company acquired from XTool certain intellectual property assets, and that the Company does not owe any earn-out payments to XTool under the APA. The Company is seeking attorney fees and interest on such amounts. On December 24, 2009, XTool filed a counterclaim for breach of contract, alleging at least one of the two $750,000 earn-outs under the APA is owed to XTool. On July 1, 2010, XTool amended its counterclaim to include both earn-outs in its claim, and is seeking $1.5 million, attorneys fees and interest. The Company does not believe that XTool’s counterclaim has merit and intends to defend itself vigorously.
Note 12. Income Taxes
     The Company recorded an income tax expense of $0.5 million and an income tax benefit of $5.6 million for the three and nine months ended June 30, 2010, respectively, as compared to an income tax expense of $1.4 million and $3.0 million for the three and nine months ended June 30, 2009, respectively. The income tax benefit for the nine months ended June 30, 2010 was comprised of the reduction in uncertain tax liabilities associated with the Taiwan tax settlement for the fiscal years 2000-2006 of $5.2 million and a change in the measurement of uncertain tax positions in Taiwan for the fiscal years 2007-2009 of $1.9 million, reduced by income tax expense related to foreign operations of $1.5 million. The income tax expense for the nine months ended June 30, 2009 was comprised of $3.4 million related to foreign operations and state income taxes, reduced by $0.2 million of income tax benefit related to an

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
R&D credit refund and $0.2 million related to the reduction of deferred tax liabilities associated with the impairment of goodwill and intangibles of companies acquired in the year ended September 30, 2008.
     The income tax provision for the quarter was calculated based on the results of operations for the three and nine months ended June 30, 2010 and does not reflect an annual effective rate. Since the Company cannot consistently predict its future operating income or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the quarter.
     At the close of the most recent fiscal year, management determined that, based upon its assessment of both positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against any U.S. federal and U.S. state net deferred tax assets. As of June 30, 2010, the Company has deferred tax assets of $73.7 million and it continues to be the assessment of management that a full valuation allowance against the U.S. federal and U.S. state net deferred tax assets is appropriate. A deferred tax asset amounting to $0.3 million at June 30, 2010 remains recorded for the activities in Japan and Korea for which management has determined that no valuation allowance is necessary.
Uncertain Tax Positions
     The Company applies the provisions of FASB ASC 740, Income Taxes, to its uncertain tax positions. The total liability for uncertain tax positions as of September 30, 2009 excluding interest and penalties was $23.0 million. During the nine months ended June 30, 2010, the liability associated with uncertain tax positions decreased by $8.3 million. This decrease was comprised of a reduction in the liability associated with the settlement with the Taiwan National Tax Authority (the “TNTA”) covering the fiscal years 2000-2006 of $8.5 million and a change in management’s assessment of the uncertain tax positions in Taiwan covering the fiscal years 2007-2009 of $1.9 million, offset by a reclassification of withholding taxes of $1.2 million and the continued uncertain tax positions in foreign tax jurisdictions of $0.9 million. Accordingly, the amount of unrecognized tax benefits as of June 30, 2010, excluding interest and penalties, was $14.7 million.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross balance at October 1, 2009	$23,030
Additions based on tax positions related to current year	870
Reductions for tax positions taken in prior years	(9,167)

Gross balance at June 30, 2010	14,733
Interest and penalties	117

Balance at June 30, 2010	$14,850

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
had previously recorded tax and interest expenses totaling approximately $9.2 million for the relevant years. During the three months ended December 31, 2009, and as a result of the final assessment of $4.0 million, the Company recorded a tax benefit relating to these years of approximately $5.2 million.
     As of June 30, 2010, the Company continues to have tax exposure related to transfer-pricing in Taiwan for the open tax years 2007 through 2009. Following the settlement with the TNTA for the 2000 through 2006 tax years, the Company reviewed its methodology associated with the measurement of the uncertain tax positions related to this exposure and determined that, for the fiscal years 2007 through 2009, an exposure of $7.7 million exists, which, as of June 30, 2010, has been fully reserved. As a result of this change in measurement, the Company recorded a tax benefit of $1.9 million for fiscal years 2007 through 2009.
     For the nine months ended June 30, 2010, the Company recorded a liability for uncertain tax positions in Taiwan and other foreign jurisdictions of $0.9 million. Accordingly, as of June 30, 2010, an aggregate exposure of $9.4 million has been fully reserved. The Company believes that the reserves established for this exposure are adequate under the present circumstances.
     The Company classifies interest and penalties related to uncertain tax positions in tax expense. The Company had $0.1 million of interest and penalties accrued for the nine months ended June 30, 2010.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is no longer subject to routine examinations by foreign tax authorities for years before 2001 and is no longer subject to routine examinations by U.S. tax authorities for years before 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes and other financial information appearing in this quarterly report and our annual report on Form 10-K for the year ended September 30, 2009 as filed with the Securities and Exchange Commission.
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
     During the first fiscal quarter of 2010, we announced a change to our business strategy to enable management to focus on the Company’s core competencies. To implement the new strategy, the Company announced the appointment of Thomas A. Lacey as its President and Chief Executive Officer and a member of its Board of Directors in February 2010. As part of this change in its business strategy, the Company is now focused on the CSS markets in which Phoenix has a long-established leadership position. A substantial majority of the Company’s revenues in fiscal years 2007, 2008 and 2009, and the first nine months of fiscal year 2010 were derived from sales of CSS products and related services. As part of this strategy, during the quarter ended March 31, 2010, management reached a conclusion to sell the assets associated with the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services and accordingly classified the assets and liabilities associated with these products and services as disposal groups “Held-for-Sale” as of March 31, 2010. As discussed below, the sale of assets related to FailSafe, Freeze, HyperSpace and eSupport products and services was completed during the quarter ended June 30, 2010. In addition, the results of operations associated with eSupport products and services have been classified as discontinued operations for all periods presented. FailSafe, Freeze and HyperSpace products do not qualify as separate business operations and related revenues and expenses, through the date of their respective dispositions, continue to be reflected in continuing operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless noted otherwise, discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section pertain to continuing operations.
          Our revenues are derived primarily from two sources:
1.	License fees: revenues arising from agreements that license our software and other intellectual property rights to third parties. Primary sources of license fee include: (1) CSS system firmware development platforms, firmware agents and firmware run-time licenses; and (2) software development kits and software development tools.

2.	Service fees: revenues arising from agreements that provide for the delivery of professional engineering services. Primary service fee sources include software development, customization, deployment, support and training.
Overview of Third Quarter Fiscal Year 2010 Results
•	We recorded revenues of $13.7 million during the three months ended June 30, 2010, which represents a decrease of $2.7 million, or 16%, as compared to $16.4 million recorded during the corresponding three months of preceding fiscal year 2009. The decrease is mainly due to reduction in revenues derived from license fees as a result of an industry-wide decline in average selling prices, our loss of certain key customers and overall market share and also due to the decrease recorded in both professional services and subscription fees revenues. The subscription based services offered during the third quarter of fiscal year 2009 were subsequently discontinued and accordingly, did not generate any revenues during the current quarter. Subscription based revenues earned from the sale of eSupport products and services through the date of the sale in the current quarter and all prior periods presented is not included under revenues but is classified as discontinued operations.

•	We recorded total expenditures (including operating expenses and cost of revenues) of $15.2 million during the three months ended June 30, 2010, as compared to $20.1 million recorded during the corresponding three month period of fiscal year 2009, representing a net decrease of 24%, or $4.9 million. The decrease was primarily attributed to a reduction of $5.2 million as a result of 31%, 24% and 33% decrease in research and development, sales and marketing and general and administrative expenses, respectively, as the Company implemented strategic cost management initiatives including the divestitures, as well as the decrease of $0.3 million in cost of revenues, which is in line with the reduction in associated revenues, which were partially offset by $0.6 million increase in restructuring and related asset impairment costs due to the restructuring plans implemented in the current quarter mainly in conjunction with the consummation of sales of assets related to the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services.

•	We recorded an after-tax income of $10.4 million from continuing operations and a loss of $0.2 million from discontinued operations, which resulted in an overall net income of $10.3 million or $0.29 per share on a dilutive basis, for the three months ended June 30, 2010, as compared to a net loss of $5.8 million or ($0.20) loss per share during the corresponding three month period of fiscal year 2009. The increase in net income is primarily due to the divestitures of assets related to the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services.

•	On April 7, 2010, we sold our rights, title and interests in certain intellectual property and other related assets of our FailSafe and Freeze products and services for a net cash consideration of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
approximately $6.9 million. During the three and nine months ended June 30, 2010, we recorded a net gain on sale of $4.0 million, which is included under Interest and other income (expenses), net on the Condensed Consolidated Statements of Operations.

•	On June 11, 2010, we sold our rights, title and interests in certain assets of our eSupport products and services for an upfront cash consideration of $1.0 million. During the three and nine months ended June 30, 2010, we recorded a net loss on sale of $0.2 million, which is classified as discontinued operations on the Condensed Consolidated Statements of Operations.

•	On June 15, 2010, we completed the sale of the assets related to our HyperSpace®, HyperCore® and Phoenix Flip™ instant-on and client virtualization products to Hewlett-Packard Company (“HP”) for total consideration of $12.0 million, of which approximately $9.8 million was received by us at the closing of the transaction, after deducting certain fees and costs relating to the transaction paid directly by HP, and $2.0 million was placed into escrow to cover certain potential indemnification obligations. Excluding the funds placed in escrow, during the three and nine months ended June 30, 2010, we recorded a net gain on sale of approximately $8.4 million, which is included under Interest and other income (expenses), net on the Condensed Consolidated Statements of Operations.

•	We ended our third fiscal quarter of 2010 with cash and cash equivalents of $39.9 million, primarily due to the net cash of $16.2 million received as a result of divestiture of products and services as described above and net of direct transaction related expenses, partially offset by cash used in operating and financing activities. Our cash and cash equivalents increased by $4.8 million to $39.9 million at June 30, 2010 as compared to $35.1 million as of the end of our prior fiscal year on September 30, 2009.

•	Our total order backlog as of June 30, 2010, comprised of unbilled volume purchase agreements (“VPA”) commitments and deferred revenue, was $27.7 million, which represents a decrease of $9.0 million, or 25%, from $36.7 million as of March 31, 2010 and a decrease of $9.8 million, or 26%, from $37.5 million as of June 30, 2009. This decrease is due to two primary factors. First, no VPA’s were due for renewal during the current quarter and in order to preserve the average selling prices, the Company has determined not to renegotiate VPA’s before they are due for renewal. Second, the current unbilled VPA balance reflect previously discussed market share losses and lower average selling prices, which have contributed to the decline in total order backlog.
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
impairment charges and fair value accounting have the greatest potential impact on our Financial Statements, so we consider these to be our critical accounting policies. Historically, our estimates and assumptions relative to our critical accounting policies have not differed materially from actual results. The critical accounting policies and estimates are described in detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no significant changes during the three and nine months ended June 30, 2010 to these policies or the process followed to develop estimates.
Recent Accounting Pronouncements
     For a description of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
     The following table presents information regarding our results of continuing operations as a percentage of total consolidated revenues:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
License fees	87%	88%	87%	86%
Subscription fees	—	<1%	<1%	<1%
Service fees	13%	12%	13%	14%

Total revenues	100%	100%	100%	100%

Cost of revenues:
License fees	<1%	<1%	<1%	<1%
Subscription fees	<1%	<1%	<1%	<1%
Service fees	14%	13%	13%	13%
Amortization of purchased intangible assets	2%	2%	2%	4%
Impairment of purchased intangible assets	—	—	—	22%

Total cost of revenues	17%	16%	15%	40%

Gross margin	83%	84%	85%	60%

Operating expenses:
Research and development	45%	54%	52%	61%
Sales and marketing	20%	22%	25%	28%
General and administrative	23%	28%	24%	31%
Restructuring and asset impairment	7%	2%	5%	3%
Impairment of goodwill	—	—	—	49%

Total operating expenses	94%	107%	105%	173%

Operating loss	(10%)	(22%)	(20%)	(113%)
Interest and other income (loss), net	90%	(3%)	29%	<1%

Income (loss) from continuing operations before income taxes	80%	(25%)	8%	(112%)
Income tax (benefit) expense	4%	8%	(13%)	6%

Income (loss) from continuing operations	76%	(34%)	21%	(119%)

			.

*	Certain percentages in the above table do not foot correctly due to the rounding

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues
     Revenues by geographic region for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues:
North America	$2,843	$2,650	7%	$8,860	$9,253	(4%)
Japan	2,830	2,673	6%	7,957	9,646	(18)%
Taiwan	5,894	8,625	(32%)	19,818	23,659	(16)%
Other Asian countries	1,634	1,276	28%	5,090	3,399	50%
Europe	535	1,180	(55%)	1,488	2,569	(42)%

Total revenues from continuing operations	13,736	16,404	(16%)	43,213	48,526	(11)%
Total revenues from discontinued operations	459	877		1,871	1,939

Total revenues	$14,195	$17,281		$45,084	$50,465

     The portion of North America revenues from continuing operations attributed to the United States were $2.8 million and $2.5 million for the three month periods ended June 30, 2010 and June 30, 2009, respectively, and were $8.7 million and $9.1 million for the nine month periods ended June 30, 2010 and June 30, 2009, respectively.
     Total revenues from continuing operations for the three months ended June 30, 2010 were $13.7 million, a decrease of $2.7 million, or 16%, from revenues of $16.4 million reported for the corresponding quarter of fiscal year 2009. As compared to the same period in fiscal year 2009, revenues for the third quarter of fiscal year 2010 for North America, Japan and Other Asian countries increased, while revenues for Taiwan and Europe decreased. Total revenues from continuing operations for the nine months ended June 30, 2010 were $43.2 million, a decrease of $5.3 million, or 11%, from revenues of $48.5 million reported for the same nine months period of fiscal year 2009. Revenues for the first nine months of fiscal year 2010 for most geographic regions, with the exception of Other Asian countries, decreased as compared to the same period in fiscal year 2009. The decline in revenue during the three and nine months ended June 30, 2010 by 32% and 16%, respectively, from Taiwan is mainly due to decline in average selling prices on renewals of volume purchase agreements and lower shipments for certain customers. The increase in revenue during the three months ended June 30, 2010 by 6% from Japan is primarily due to increased shipments from one major customer, while the decrease of 18% for the nine months ended June 30, 2010 is mainly due to the loss of two significant customers in the Japanese territory in the second half of fiscal year 2009, decline in average selling price for one customer and lower shipments for pay-as-you-go arrangements. The decrease in revenue during the three and nine months ended June 30, 2010 by 55% and 42%, respectively, from Europe is mainly due to decreased revenue from one significant customer as a result of contract consolidation with its parent company located outside of the European territory. The increase in revenue during the three and nine months ended June 30, 2010 by 28% and 50%, respectively, from Other Asian countries was mainly due to additional revenue generated from one significant customer in the Korean market. The increase in revenue by 7% during the three months ended June 30, 2010, in North America was primarily driven by increased license revenue from higher shipments from certain major customers, partially offset by decreased service fees revenues due to lower support service days consumed during the period, while the decrease of 4% from the same region during the nine months ended June 30, 2010 was due to a combination of reduction in service revenues recorded during the quarter as well as decreased royalties received from certain pay-as-you-go customers due to lower shipments mainly during the first quarter of fiscal year 2010, partially offset by increase in shipments during the current quarter and second fiscal quarter ended March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Revenues by sources for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
License revenues	$11,938	$14,445	(17)%	$37,389	$41,557	(10)%
Subscription revenues	—	51	(100)%	8	180	(96)%
Service revenues	1,798	1,908	(6)%	5,816	6,789	(14)%

Total revenues	$13,736	$16,404	(16)%	$43,213	$48,526	(11)%

     License fees for the three months ended June 30, 2010 were $11.9 million, a decrease of $2.5 million, or 17%, from $14.4 million recorded for the same three months period in fiscal year 2009. As a percentage of consolidated revenues, license revenues in the three months ended June 30, 2010 were 87% versus 88% in the same period in fiscal year 2009.
     License fees for the nine months ended June 30, 2010 were $37.4 million, a decrease of $4.2 million, or 10%, from $41.6 million recorded for the same nine months period in fiscal year 2009. As a percentage of consolidated revenues, license revenues in the nine months ended June 30, 2010 were 87% versus 86% in the same period in fiscal year 2009.
     The decrease in license fees during the three months and nine months ended June 30, 2010 is primarily due to an industry-wide decline in average selling prices as well as our loss of certain key customers and overall market share.
     During the three months and nine months ended June 30, 2010, we recognized subscription fee revenues of approximately $0 and $8,000, respectively. The subscription revenues associated with the sale of eSupport products and services amounting to approximately $0.5 million and $1.9 million for the three and nine months ended June 30, 2010, respectively, have been reclassified and reported under Loss from discontinued operations, net of tax. During the three and nine months ended June 30, 2009, we recognized subscription fee revenues of approximately $51,000 and $0.2 million, respectively. The subscription revenues associated with the sale of eSupport products and services amounting to approximately $0.9 million and $1.9 million for the three and nine months ended June 30, 2009, respectively, have been reclassified and reported under Loss from discontinued operations, net of tax.
     Service fees for the three months ended June 30, 2010 were $1.8 million, a marginal decrease of approximately $0.1 million, or 6%, from $1.9 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, service fees were 13% in the three months ended June 30, 2010 versus 12% for the same period in the prior fiscal year 2009.
     Service fees for the nine months ended June 30, 2010 were $5.8 million, a decrease of approximately $1.0 million, or 14%, from $6.8 million for the same period in fiscal year 2009. As a percentage of consolidated revenues, service fees were 13% in the nine months ended June 30, 2010 versus 14% for the same period in the prior fiscal year 2009. The decrease in revenues associated with service fees during the three and nine months ended June 30, 2010 was primarily the result a decreased number of support service days sold to our customers due to lower shipments and loss of overall market share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cost of Revenues
     Cost of revenues for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
License revenues	$95	$148	(36)%	$253	$434	(42)%
Subscription revenues	44	37	19%	64	197	(68)%
Service revenues	1,973	2,053	(4)%	5,470	6,083	(10)%
Amortization of purchased intangible assets	198	329	(40)%	861	2,027	(58)%
Impairment of purchased intangible assets	—	—	—	—	10,483	(100)%

Total cost of revenues	$2,310	$2,567	(10)%	$6,648	$19,224	(65)%

Percent of consolidated revenue	17%	16%		15%	40%
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
     Cost of revenues decreased by approximately $0.3 million, or 10%, from $2.6 million in the three months ended June 30, 2009, to $2.3 million in the three months ended June 30, 2010. The overall decrease of $0.3 million was associated with the reduction in amortization charges, lower license fees as well as lower service fees by $0.1 million each. As a percentage of consolidated revenues, cost of revenues increased slightly from 16% during the three months June 30, 2009 to 17% during the three months ended June 30, 2010.
     Cost of revenues decreased by approximately $12.6 million, or 65%, from $19.2 million in the nine months ended June 30, 2009, to $6.6 million in the nine months ended June 30, 2010. Of the $12.6 million decrease, $11.6 million was associated with the impairment and additional amortization charges recorded on purchased intangibles assets during the first nine months of prior fiscal year 2009. The other decrease of $1.0 million was associated with lower cost of revenues recognized on all other streams of revenues — mainly service fees where cost of revenues decreased by $0.6 million due to the decrease in associated service fees revenues.
Research and Development Expenses
     Research and development expenses for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Research and development	6,139	8,932	(31)%	22,260	29,713	(25)%
Percent of consolidated revenue	45%	54%		52%	61%
     Research and development expenses consist primarily of salaries and other related costs for research and development personnel, quality assurance personnel, product localization expense, fees to outside contractors, facilities and IT support costs and depreciation of capital equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Research and development expenses decreased by $2.8 million, or 31%, to $6.1 million for the three months ended June 30, 2010, from $8.9 million for the same period in fiscal year 2009. The decrease was principally due to decreases in payroll and related employee benefit expenses of $1.3 million, which is in line with the reduction in the number of engineering and engineering management personnel from 276 to 156, a reduction in stock-based compensation expense by $0.5 million associated mainly with a reversal of previously recognized stock-based compensation expense, decreased consulting fees of $0.2 million mainly related to the reduction in use of consultants for research and development activities, decreased travel expenses of $0.2 million and a reduction in certain other overhead expenses by $0.6 million.
     Research and development expenses decreased by $7.5 million, or 25%, to $22.3 million for the nine months ended June 30, 2010, from $29.7 million for the same period in fiscal year 2009. The decrease was principally due to decreases in payroll and related benefit expenses of $3.5 million due to reduction in the number of engineering and engineering management personnel, a reduction in stock-based compensation expense by $1.2 million (including the reversal of stock-based compensation cost described above), decreased consulting fees of $1.5 million related mainly to the reduction in use of consultants for research and development activities, decreased travel expenses and recruitment fee aggregating to $0.5 million and a reduction in certain other overhead expenses by $0.8 million.
     Despite the decrease in consolidated revenues, research and development expenses declined as a percentage of consolidated revenues by nine percentage points for the three months and nine months ended June 30, 2010 mainly due to the decreased spending described above. Prior to our divestiture of products and services related to FailSafe, Freeze and HyperSpace, we incurred certain research and development costs related to these products during the current quarter. We expect to realize the full benefit of elimination of costs associated with the products divested in the next quarter, and accordingly expect research and development expenses to further decrease in absolute dollars for the fourth quarter of fiscal year 2010.
Sales and Marketing Expenses
     Sales and marketing expenses for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Sales and marketing	2,697	3,562	(24)%	10,670	13,703	(22)%
Percent of consolidated revenue	20%	22%		25%	28%
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
     Sales and marketing expenses decreased by approximately $0.9 million, or 24%, to $2.7 million for the three months ended June 30, 2010 from $3.6 million for the same period in the prior fiscal year. The decrease was principally due to reduction in payroll and related employee benefit expenses by $0.6 million mainly resulting from decrease in sales commissions as well as the reduction in sales and marketing personnel from 61 to 35, and a reduction in spending on marketing campaigns, consulting, travel and other related expenses by $0.3 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Sales and marketing expenses decreased by $3.0 million, or 22%, to approximately $10.7 million for the nine months ended June 30, 2010 from $13.7 million for the same period in the prior fiscal year 2009. The decrease was principally due to reduction in spending on marketing campaigns and other related expenses by $1.4 million, decreased payroll and related employee benefit expenses of $1.0 million due to reduction in the number of sales and marketing personnel, reduction in consulting fees of $0.2 million, decreased travel expenses and recruitment fee by $0.1 million each and a decrease in certain other sales and marketing related overhead expenses by $0.2 million.
     The decrease of two percentage points for the current quarter and three percentage points for the nine months ended June 30, 2010 in sales and marketing expenses as a percentage of consolidated revenues as compared to the same periods in the prior fiscal year was a result of decreased spending described above. Prior to our divestiture of products and services related to FailSafe, Freeze and HyperSpace, we incurred certain sales and marketing costs related to these products during the current quarter. We expect to realize the full benefit of costs eliminated due to the divestitures in the next quarter, and accordingly expect sales and marketing expenses to further decrease in absolute dollars for the fourth quarter of fiscal year 2010.
General and Administrative Expenses
     General and administrative expenses for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
General and administrative	3,111	4,645	(33)%	10,333	15,252	(32)%
Percent of consolidated revenue	23%	28%		24%	31%
     General and administrative expenses consist primarily of salaries and other costs relating to administrative, executive and financial personnel and outside professional fees, including those associated with audit and legal services.
     General and administrative expenses decreased by $1.5 million, or 33%, to $3.1 million for the three months ended June 30, 2010 from $4.6 million for the same period in the previous fiscal year. The decrease was primarily related to reduction in stock-based compensation expenses by $1.0 million and other payroll and related benefit expenses by $0.6 million, which is in line with the reduction in the number of personnel employed in general and administrative departments from 82 to 49, reduction in outside consulting and recruiting fees of $0.5 million, partially offset by a $0.6 million net increase in other general and administration expenditures due to a change in the mix of overhead allocation to other functions within the Company.
     General and administrative expenses decreased by $4.9 million, or 32%, to approximately $10.3 million for the nine months ended June 30, 2010 from $15.3 million for the same period in the previous fiscal year. The decrease was primarily related to reduction in payroll and related employee benefit expenses of $4.8 million, including a reversal of $2.6 million in the second quarter of current fiscal year of previously recognized stock-based compensation expense for certain awards based on market conditions, reduction in outside consulting and recruiting fees by $0.8 million and $0.3 million, respectively, partially offset by a $1.0 million net increase in other general and administration expenditures due to a change in the mix of overhead allocation to other functions within the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Despite the reduction in revenues, general and administrative expenses declined as a percentage of consolidated revenues by five percentage points in the current quarter and seven percentage points for the nine months ended June 30, 2010 due to the decreased spending described above. Prior to our divestiture of products and services related to FailSafe, Freeze and HyperSpace, we incurred certain general and administrative costs related to these products during the current quarter. We expect to realize the full benefit of costs eliminated due to the divestitures in the next quarter, and accordingly expect general and administrative expenses to further decrease in absolute dollars for the fourth quarter of fiscal year 2010.
Restructuring and Asset Impairment
     In response to the challenging global economic environment and with a view to better align and consolidate the Company’s development activities, in October 2009 management approved the closure of the Company’s facility in Nanjing, China. The actions under this restructuring plan involved terminating or relocating approximately 34 employees to the Company’s other locations and vacating the Nanjing facility. In January 2010, another restructuring plan was approved for the purpose of reducing future operating expenses by eliminating 37 employee positions. In addition, during the current quarter mainly in conjunction with the consummation of sales of assets related to the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services, management approved restructuring plans to eliminate 60 employee positions and vacating the Company’s Bangalore, India and North Andover, Massachusetts facilities. During the three months and nine months period ended June 30, 2010, we recorded approximately $1.0 million and $1.5 million (including $0.1 million classified as discontinued operations), respectively, as charges associated with the above referred restructuring plans as well as certain true-up adjustments recorded in relation to the plans announced during the prior periods. The restructuring charges are principally associated with severance and employee relocation costs, asset impairments and certain other exit costs. Further, the Company expects to record restructuring charges of approximately $0.4 million related to on-going lease obligations for the Bangalore, India and North Andover, Massachusetts facilities upon vacating these premises in the fourth quarter of fiscal year 2010. See Note 5 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans.
Interest and Other Income (Expenses), Net
     Net interest and other income (expenses) for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Interest and other income (expenses), net	12,372	(502)	2565%	12,479	103	12016%
Percent of consolidated revenue	90%	(3%)		29%	<1%
     Interest and other income (expenses), net in the current quarter mainly includes a net gain of $12.4 million recorded on the sale of assets related to FailSafe, Freeze and HyperSpace products and services. The other components include interest income, which is primarily derived from cash equivalents, foreign exchange transaction gains and losses, losses/gains on disposal of assets, interest expenses and other miscellaneous expenses/income.
     We recorded a net interest and other income of $12.4 million during the three months ended June 30, 2010, which principally consists of net gain recorded on the sale of assets related to FailSafe and Freeze products and services amounting to $4.0 million, and $8.4 million of net gain recorded on the sale of assets related to HyperSpace products and services, as described above. The gain recorded on aforementioned

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
divestitures was marginally offset by foreign exchange losses and interest expense aggregating to $35,000. The net expense of $0.5 million recorded during the three months ended June 30, 2009 was mainly due to net foreign exchange losses related to depreciation of the U.S. Dollar to the New Taiwan Dollar and other international currencies to which the Company has exposure.
     For the nine months ended June 30, 2010, other than the gain of $12.4 million related to the divestitures as discussed above, we earned approximately $72,000 in net interest and other income related mainly to the foreign exchange gains offset by net interest expense. The net expense of $0.1 million recorded during the nine months ended June 30, 2009 was primarily on account of net foreign exchange losses.
Provision for Income Taxes
     Income tax expense (benefit) for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended June 30,			Nine months ended June 30,
	2010	2009	% Change	2010	2009	% Change
Income tax (benefit) expense	490	1,383	(65)%	(5,568)	3,003	(285)%
Percent of consolidated revenue	4%	8%		(13%)	6%
     We recorded an income tax expense of $0.5 million for the three months ended June 30, 2010, a net change of approximately $0.9 million, or 65%, from the expense of $1.4 million recorded for the same period in fiscal year 2009. The net change of income tax expense is primarily associated with the reduction of foreign withholding tax of $0.5 million, and the reduction of the liability for uncertain tax positions of $0.5 million for the quarter ended June 30, 2010, offset by a decrease of R&D credit refund of $0.1 million.
     The $0.5 million income tax expense for the three months ended June 30, 2010 is primarily due to income taxes from foreign operations.
     We recorded an income tax benefit of $5.6 million for the nine months ended June 30, 2010, a net change of approximately $8.6 million, or 285%, from the expense of $3.0 million recorded for the same period in fiscal year 2009. The change is primarily associated with the reduction in uncertain tax liabilities associated with the Taiwan tax settlement as described in more detail in Note 12 — Income Taxes in the Notes to Condensed Consolidated Financial Statements.
     The $5.6 million income tax benefit for the nine months ended June 30, 2010 is due to the removal of liabilities for uncertain tax positions of $7.1 million, comprised of $5.2 million for the fiscal years 2000 through 2006 and $1.9 million for the fiscal years 2007 through 2009, offset by income tax expense of $1.5 million recorded for the nine months ended June 30, 2010 in relation to the Company’s foreign operations.
     The income tax expense for the quarter was calculated based on the results of operations for the three months ended June 30, 2010 and does not reflect an annual effective rate. Since we cannot consistently predict our future operating income or in which jurisdiction such income will be located, we do not use an annual effective tax rate to apply to the operating income for the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As discussed above, the sale of assets related to FailSafe, Freeze, HyperSpace and eSupport products and services was completed during the quarter ended June 30, 2010. For income tax purposes, these divestitures resulted in a net loss of 2.2 million.
Loss from Discontinued Operations, Net of Tax
     Beginning with the second quarter of fiscal year 2010, the Company started classifying revenues and expenses related to its eSupport disposal group as discontinued operations. Accordingly, the Condensed Consolidated Financial Statements have been reclassified for all periods presented to reflect the discontinued operations treatment. The following table presents the revenues and other components of the amounts included under Loss from discontinued operations, net of tax (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues	$459	$877	$1,871	$1,939

Expenses:
Impairment of goodwill, tangible and intangible assets, and costs to sell	—	—	$4,289	$10,801
Loss on sale of discontinued operations	$169	—	169	—
Other expenses	478	$1,084	2,163	3,835

Total expenses	$647	$1,084	$6,621	$14,636

Loss from discontinued operations, net of tax $0	($188)	($207)	($4,750)	($12,697)

Acquisitions
     We did not acquire any businesses in fiscal year 2009 or the first nine months of fiscal year 2010. In fiscal year 2008, we acquired three business entities all of which were accounted for in accordance with the authoritative accounting pronouncements for Business Combinations.
     Although we have no current plans, commitments or agreements with respect to any acquisitions, we expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash. Future acquisitions could cause amortization expenses to increase. In addition, if impairment events occur, such as that arising during the second fiscal quarter of year 2010 related to the Company’s discontinued operations, they could also accelerate the timing of charges.
Financial Condition
     At June 30, 2010, our principal source of liquidity consisted of cash and cash equivalents totaling $39.9 million compared to cash and cash equivalents totaling $18.9 million at June 30, 2009 and $35.1 million at the end of fiscal year 2009.
     During the nine months ended June 30, 2010, cash increased by $4.8 million mainly as a result of cash of $15.9 million provided by investing activities, which consisted mainly of proceeds from divesture activities discussed above, and increases due to the effect of changes in currency exchange rates, partially offset by cash of $10.6 million and $0.5 million used in operating activities and financing activities, respectively. Net cash of $10.6 million used in operating activities consisted of a net income of $4.4 million adjusted for net gain of $12.2 million on divestitures of products and services and other non-cash items including depreciation, amortization, stock-based compensation expense, loss from disposal/impairment of fixed assets and impairment of purchased intangible assets and goodwill aggregating to $8.2 million, offset by a net change in working capital to the extent of $11.0 million. The net gain on divestiture of $12.2 million is recorded during the quarter ended June 30, 2010 as the Company sold the assets related to its FailSafe, Freeze,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HyperSpace and eSupport products and services. The net changes in working capital and other activities related primarily to: (a) a $10.0 million decrease on account of income taxes mainly due to the cash payments of $2.1 million made to the Taiwan National Tax Authority (the “TNTA”) and adjustment of liabilities of $7.1 million for uncertain tax positions related to the Company’s operations in Taiwan during the quarter ended December 31, 2009; (b) a $5.4 million decrease in deferred revenue mainly driven by lower billings during the current period as well as $1.0 million reduction due to the divestiture of eSupport products and services; and (c) a net decrease of $0.5 million in accounts payable and other accrued compensation mainly due to a decrease in the Company’s operating activities and number of employees, partially offset by (i) a $1.1 million decrease in accounts receivable as the Company was able to collect outstanding debts from some of its large customers and also due to lower revenues; (ii) a $3.1 million reduction in other assets mainly driven by an adjustment of prepaid taxes of $1.9 million towards the amounts due to be paid under the final tax assessments for fiscal years 2000 through 2006 received from the TNTA during the first quarter of fiscal year 2010 and $0.8 million reduction in prepaid expenses; and (iii) an aggregate increase of approximately $0.7 million in restructuring and other current and noncurrent accrued liabilities.
     Cash used in financing activities was mainly for principal payments of $0.4 million made under capital lease obligations and $0.1 million repurchases of common stock, partially offset by cash received through stock options exercises.
     Cash of $15.9 million provided by investing activities was mainly due to the divestiture of assets related to the Company’s FailSafe, Freeze, HyperSpace and eSupport products and services. As a result of the divestiture of these products and services in the current quarter, the Company received $17.6 million in cash and incurred approximately $1.4 million of direct transaction related expenses, which resulted in net proceeds of $16.2 million. This increase of cash was partially offset due to purchases of property and equipment of $0.3 million.
     At June 30, 2009, our principal source of liquidity consisted of cash and cash equivalents totaling $22.6 million. During the nine months ended June 30, 2009, cash decreased by $15.1 million mainly as a result of $14.0 million and $1.7 million used in operating activities and investing activities, respectively, and a $0.1 million decrease due to the effect of changes in currency exchange rates. These cash uses were offset by cash of $0.7 million provided by financing activities. Cash used in operating activities was primarily due to the net loss of $64.4 million adjusted for non-cash items such as depreciation, amortization, impairment of purchased intangible assets and goodwill and stock-based compensation expense aggregating to $53.7 million. In addition, cash used in operations to the extent of $3.3 million was attributed to the changes in operating assets and liabilities related primarily to a $1.2 million increase in accounts receivable, due in part to delay in receipt of a payment from a large customer; $1.9 million and $0.9 million decrease in accrued compensation and related liabilities and other accrued liabilities, respectively, primarily due to payment of bonuses to employees based on the Company’s performance for fiscal year 2008; $0.6 million decrease in other operating assets and liabilities which was partially offset by a $1.3 million increase in deferred revenue mainly driven by higher prepayments received and lower revenue generated from our VPA arrangements. Cash used in investing activities was due to purchases of property and equipment and other intangible assets of $1.5 million and additional acquisitions related costs of $0.2 million, while cash of $0.7 million provided by financing activities was mainly due to proceeds from stock issuances under stock option and stock purchase plans, net of repurchases.
     We believe that our current cash and cash equivalents and the cash we expect to generate from future operations, including the cash generated through the divestitures discussed above, will be sufficient to meet our operating and capital requirements for at least the next twelve months. However, there are a number of factors that could impact our liquidity position, including, but not limited to:

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
Commitments
     As of June 30, 2010, we had net commitments for $7.1 million under non-cancelable operating leases with terms ranging from one to six years. The operating lease obligations include (i) a facility in Norwood, Massachusetts which has been fully vacated and for which the Company entered into a sublease agreement in October 2008; and (ii) a facility in Milpitas, California, which has been partially vacated and for which the Company entered into a sublease agreement in November 2007. Further, as part of the restructuring activities carried out during the current and prior periods, the Company is committed to pay approximately $0.5 million related to employee severance and other benefit costs, and facilities and certain other exit costs. In addition, the Company expects to incur approximately $0.3 million related to on-going lease obligations for the Bangalore, India and North Andover, Massachusetts facilities upon vacating these premises in the fourth quarter of fiscal year 2010. See Note 5 — Restructuring and Asset Impairment Charges in the Notes to Condensed Consolidated Financial Statements for more information on our restructuring plans. In addition, as of June 30, 2010, we are committed to pay approximately $0.7 million for the assets acquired under capital lease arrangements. See Note 6 — Property and Equipment, Net in the Notes to Condensed Consolidated Financial Statements for the break-down of future minimum lease payments for assets acquired under capital lease arrangements together with the present value of the net minimum lease payments as of June 30, 2010.
Outlook
     Based on past performance and current expectations, we believe that current cash and cash equivalents on hand and cash we expect to generate from operations in future periods, will satisfy our working capital, capital expenditures, commitments and other liquidity requirements associated with our existing operations through at least the next twelve months. It is reasonably possible that we will incur a net loss and have negative net cash flows in the remainder of fiscal year 2010, which would be exacerbated if we are unable to achieve the revenues we anticipate or if we are unable to effectively manage our cash expenditures. We may need to raise additional capital to fund our operations, and there is no guarantee that such capital will be available at terms acceptable to us or at all. We regularly assess our cash management approach and activities in view of our current and potential future needs. Investment in new product initiatives and businesses or future acquisitions may require us to seek additional funding sources beyond our current balances of cash and cash equivalents.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We believe there has been no material change in our exposure to market risk from those discussed in our fiscal year 2009 Annual Report on Form 10-K on file with the SEC.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this quarterly report, the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and related regulations. Based on this review, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
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
     Phoenix Technologies Ltd v. DeviceVM, Inc. On May 21, 2010, the Company, DeviceVM, Inc. and Benedict Chong entered into a confidential settlement agreement and release which fully and finally resolved the dispute in the U.S. District Court for the Northern District of California case styled Phoenix Technologies Ltd. v. DeviceVM, Inc. and Benedict Chong (Case No. C09-04697) on terms not material to the Company, and all claims and counterclaims were dismissed with prejudice.
     Phoenix Technologies Ltd v. XTool Mobile Security, Inc. On July 1, 2009, the Company filed a complaint for declaratory relief and breach of contract in the United States District Court for the Northern District of California against XTool Mobile Security, Inc., a privately held software company headquartered in Kingwood, Texas (“XTool”), alleging amounts owed by XTool to the Company pursuant to indemnification obligations under a certain Asset Purchase Agreement by and between the parties dated August 2, 2007 (the “APA”), whereby the Company acquired from XTool certain intellectual property assets, and that the Company does not owe any earn-out payments to XTool under the APA. The Company is seeking attorney fees and interest on such amounts. On December 24, 2009, XTool filed a counterclaim for breach of contract, alleging at least one of the two $750,000 earn-outs under the APA is owed to XTool. On July 1, 2010, XTool amended its counterclaim to include both earn-outs in its claim, and is seeking $1.5 million, attorneys fees and interest. The Company does not believe that XTool’s counterclaim has merit and intends to defend itself vigorously.
ITEM 1A. RISK FACTORS
     The risk factors related to our business are set forth in Item 1A of Part I of our Annual Report filed on Form 10-K for the fiscal year ended September 30, 2009 and in Item 1A of Part II of our Form 10-Q for the three-month period ended December 31, 2009. Certain changes to those risks based on recent developments since the completion of the fiscal quarter ended December 31, 2009 are described in the updated risk factors set forth below:
While we have completed divestures of our non-core assets as part of a new strategy to focus on our core system software, or CSS, products, there is no guarantee that this strategy will succeed as these divestures may subject us to a number of risks.
     In January 2010, we announced the engagement of GrowthPoint Technology Partners to explore strategic alternatives for our FailSafe, Freeze, HyperSpace and eSupport products and services, with the objectives of returning the Company to positive operating cash flow and allowing increased management focus on CSS products and markets, where Phoenix has a long-established leadership position. During the third quarter of fiscal year 2010, we completed divestures of substantially all of our assets encompassing the FailSafe, Freeze, HyperSpace and eSupport products and services. These dispositions may cause concerns among some of our existing customers who have committed to our CSS products, which may have an adverse impact on these customer relationships and could result in decreased revenues generated from our CSS products. Furthermore, pursuant to our sale agreements with the purchasers of the divested products and services, we may be responsible for potential indemnification claims by these purchasers for any breaches of our representations and warranties that are set forth in the sale agreements. In addition, following these dispositions, our business strategy is now more singularly focused on our CSS products and related services. To the extent that we are not able to deploy the proceeds from these divestures successfully or to achieve and sustain profitable CSS product lines, our business may be adversely impacted. Our ability to execute the new strategy may also be constrained by limited resources or personnel following the divestures. Accordingly, there is no guarantee that this new and more focused business strategy will succeed, and failure to do so will have a material adverse effect on our results of operations and financial conditions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended June 30, 2010, we withheld 10,538 shares of our common stock for a total value of approximately $31,000, from the restricted stock grants held by various employees for purposes of covering the payroll taxes on the vested portions of such employees’ restricted stock grants. Our restricted stock agreements allow for the Company to withhold, at the election of the employee, the appropriate number of shares to cover applicable taxes upon vesting (in lieu of the employee paying cash to cover such taxes).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

10.1	*	Asset Purchase Agreement dated as of April 7, 2010 by and between Absolute Software Corporation and the Company.

10.2	*	Asset Purchase Agreement dated as of June 4, 2010 by and between Hewlett-Packard Company and the Company.

10.3	**	Executive Officer Bonus Arrangements.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Confidential Treatment has been requested with respect to certain portions of this exhibit and the omitted portions have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOENIX TECHNOLOGIES LTD.

By:	/s/ THOMAS A. LACEY
Thomas A. Lacey
President and Chief Executive Officer

Date:	August 9, 2010

By:	/s/ ROBERT J. ANDERSEN
Robert J. Andersen
Chief Financial Officer

Date:	August 6, 2010

EXHIBIT INDEX

Exhibit
Number		Description

10.1	*	Asset Purchase Agreement dated as of April 7, 2010 by and between Absolute Software Corporation and the Company.

10.2	*	Asset Purchase Agreement dated as of June 4, 2010 by and between Hewlett-Packard Company and the Company.

10.3	**	Executive Officer Bonus Arrangements.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Confidential Treatment has been requested with respect to certain portions of this exhibit and the omitted portions have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.